Form 10KSB
period 1997-12-31
SOUTHERN SECURITY BANK CORP
filed 1998-04-02
CIK 1042521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to ________

            Comission File Number:    0-22911

                       SOUTHERN SECUTITY BANK CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                  65-0325364
       (State or other jurisdiction                (IRS Employer
        of incorporation)                           Identification No.)


        3475 Sheridan Street, Hollywood, Florida               33021
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (954) 985-3900

Securities registered pursuant to Section 12(g) of the Act:

                                        Class A Common Stock, $.01 par value
                                                Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __[ ]__

State issuer's revenues for the most recent fiscal year $1,579,285

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - There is no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non affiliates as of March 23, 1998 would have been $7,125,095. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: (i) Class A Voting Common Stock - 5,266,396; (ii) Class B Non-Voting Common Stock - None.

                                     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):

                  Yes___; No X

                                                      PART I

Item 1.  Description of Business

General

      Southern Security Bank Corporation (the "Holding Corporation") is a bank holding company that owns 96.6% of outstanding capital stock of Southern Security Bank (the "Bank"). The Holding Corporation is organized under the law of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. On December 31, 1997, the Holding Corporation and its subsidiary Bank (collectively, referred to herein as the "Company") had consolidated total assets of $_________, total deposits of $__________, net loans of $__________, and stockholders equity of $_______.

      The  Company,   including   the  Bank  and  the  offices  of  the  Holding
Corporation, is located at 3475 Sheridan Street, Hollywood, Florida 33021. Its telephone number is (954) 985-3900.

Historical Development

      The predecessor of the Holding Corporation was incorporated under the law of Florida on April 8, 1992 under the name PCM Acquisition Group, Inc ("PCM"). PCM was reorganized under the Florida law under the name Southern Security Bank Corporation ("SSB") on June 28, 1993, for the purpose of acquiring control of the Bank, which was then known as Florida First International Bank. The Holding Corporation completed the acquisition of the Bank on December 16, 1993 (the "Acquisition") through the purchase of 96.6% of its outstanding common stock. Subsequent to the date of Acquisition, the name of the Bank was changed to Southern Security Bank. During the period since the Acquisition, management has strived to bring the Bank into compliance with regulatory guidelines and to position the Company for growth. Classified and non-performing assets were liquidated as quickly as possible consistent with the avoidance of undue losses. New procedures were adopted and old procedures were updated and rewritten for the purpose of verifying the quality of all new loans. Management believes that the following Bank statistics are indicative of the progress that has been achieved since the time of the Acquisition.

                                                      At 12/16/93  At 12/31/97

Net Loan Portfolio Balance at end of Period           $ 6,951,096  $ __________
Charge-Off Devalued/Impaired Earning Assets           $ 1,202,000  $ __________
Total Classified Assets and Owned Real Estate         $ 3,970,999  $ __________
Total Assets of Bank affiliate 12/16/93 and 12/31/97  $13,089,724  $ __________


Total Capital of Bank affiliate 12/16/93 and 12/31/97 $   288,381  $ __________

Total Classified Loans as a Percent of Total Loans         48.46%         ____%

      On November 10, 1997, SSB was merged (the "Merger") with Southern Security Financial Corporation, a Delaware corporation ("SSF"), with the Holding Corporation being the surviving corporation under the name Southern Security Bank Corporation. Prior to the Merger, SSF had 279 shareholders of record, no substantial assets and no operating history. The Class A Common Stock of SSF was registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on September 29, 1997. As a result of the Merger, the former shareholders of the Company obtained 95% of the outstanding capital stock of the Holding Corporation, and the former shareholders of SSF obtained 4.9% of the outstanding capital stock of the Holding Corporation. The Merger was effected for the purpose of placing the Holding Corporation in a posture to aid in the eventual development of a trading market in the Company's Class A Common Stock through:
(i) registering the Class A Common Stock under the 1934 Act; (ii) increasing the number of stockholders from 110 to 389; and (iii) reincorporating the Holding Corporation under the law of Delaware.


The Bank

            The Bank,  which is the sole subsidiary of the Holding  Corporation, is a state chartered banking  association  engaging in a general  commercial and consumer banking business. The Bank's services are provided through its full-service community banking office. The Bank engages in general commercial banking providing a wide range of loan and deposit services. As of December 31, 1997, the Bank had approximately 1,100 deposit accounts and 500 loans outstanding. Retail services offered by the Bank include installment loans, credit cards, checking accounts, savings accounts, NOW accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also operates a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank also offers safe deposit box services.

            Correspondent Banking. Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself for economic or organizational reasons. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment service, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. The Bank has established correspondent relationships with Compass Bank of Birmingham, Alabama and Independent Bankers Bank of Orlando, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the Bank's operations.


Market Area

            The Bank has one office, which is located in Hollywood, Florida. The Bank considers its primary market and service area to be the City of Hollywood and surrounding towns of Broward and Palm Beach Counties. The population of Hollywood is approximately 125,000, with 53,000 households, and a civilian labor force of 60,000. The density of population is approximately 4,463 persons per square mile. Public school enrollment is at 20,000, with a pupil to teacher ratio of 19.5 to one. Real estate property assessed valuations are approximately $5.8 billion. Boca Raton, where the Company proposes to open a new main office, has a population of approximately 66,000, with 27,000 households, and a total civilian labor force of 32,000. The density of population is approximately 2,262 persons per square mile. Public school enrollment is 12,800, with a pupil to teacher ratio of 17.6 to one. Real estate property assessed valuation is approximately $8.3 billion.

Employees

            The Company has 12 full time employees at the Bank level and three employees at the Holding Corporation level. The Company's employees are not unionized, and the Company considers its employee relations to be excellent.

Supervision and Regulation

            Upon its initial acquisition (change of control occurred 12/16/93) of a financial institution, the Company "obtained" a charter from the State of Florida for a State bank and a member of the Federal Reserve System. As a Fed-member State Bank, the Bank is be subject to the provisions of the Federal Reserve Bank regulations and administrative practices and the Florida Banking Code which is administered by the Florida Department of Banking and Finance (the "FDBF"). The Bank has its deposit obligations insured by the Federal Deposit Insurance Company ("FDIC") in the maximum individual amounts of $100,000 each, and is subject to regulation by the FDIC. The FDBF supervises and regulates all areas of the Bank's operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of Companies and to undertake other various banking services on behalf of its customers.

            Bank Holding Company Regulation. The Holding Corporation is a one-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "FRB"). The Holding Corporation is required to file quarterly and annual reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may conduct examinations of the Holding Corporation and the Bank. Under FRB regulations, the Holding Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital- raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank,
(ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

            The BHC Act generally prohibits the Holding Corporation from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the FRB to be permissible activities of bank holding companies. Despite prior approval, the FRB has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

            Bank Regulation. The Bank is chartered under the laws of the State of Florida and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDBF and the FRB and to other laws and regulations applicable to banks. Such regulations including limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by both the FDBF and the FRB, to each of whom it submits periodic reports regarding its financial condition and other matters. Both the FDBF and the FRB have a broad range of powers to enforce regulations under their respective protection of the safety and soundness of the Bank, including the institution of cease and desist orders and the removal of directors and officers. These regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions. There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Holding Corporation.

             The FDIC and the FDBF also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment may be deemed to constitute an unsafe and unsound practice. Dividends and management fees from the Bank constitute the sole source of funds for dividends to be paid by the Holding Corporation. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank's aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the FDBF, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank's net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the FDBF or a federal regulatory agency. Florida law applicable to companies (including the Holding Corporation) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

           The Bank is subject to agreements with the FRB and with the State Comptroller and Banking Commissioner of Florida pursuant to which the Bank is prohibited from declaring or paying any dividends without their prior written consent. Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

            The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and implemented other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund ("BIF"), under which the Bank pays a quarterly statutory assessment. Under FDICA, annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodifies current law restricting extensions of credit to insiders under the Federal Reserve Act. The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and may be expected to do so in the future. An important function of the FRB System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The federal bank regulatory agencies have an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations. The foregoing is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. Numerous other statutes and regulations have an impact on the operations of the Company and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

            Commitments to Florida Department of Banking and Finance. The Company entered into specific agreements with the FRB and the FDBF when it initially offered securities prior to the acquisition of the Bank, including the following: (1) The Bank may not pay dividends or management fees for the purpose of paying the salaries or employment contracts of Wilson or Modder without prior approval from the FDBF; (2) the Bank may not pay dividends to its shareholders without the approval of the FDBF; (3) the Company confirmed that the employment contracts between Modder and Wilson are with the Holding Company and are not obligations of the Bank; (4) Messrs. Wilson and Modder will not become officers of the Bank without prior approval of the FDBF; and (5) the FDBF did not and will not approve or disapprove the disclosure materials for any offering of securities or any aspects of the employment agreements between Modder, Wilson, and the Company.

            Insurance of Deposits. The Bank's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operation of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

            Bank Branching. Florida banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the FDBF and the FDIC. Any approval by the FDBF and the FDIC of branching by the Bank would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the FDBF and the FDIC for purposes of determining whether approval should be granted to open a branch office.

Competition

            The Company operates in a competitive environment, where it must compete with numerous other financial entities. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Company's market area. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

            The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Competition for loans emanates from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Company's market area offer certain services, such as trust, investment and international banking, which the Company does not offer. To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. In those instances where the Company is unable to provide services a customer needs, it seeks to arrange for those services to be provided by other banks with which it has a correspondent relationship.

            Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, since June 1, 1997, certain banks are permitted to merge with banks organized under the law of other states. These changes, together with economic developments in the United States, have lead to a period of consolidation in the banking industry, and may be expected to lead to even greater competition for the Company and for the Company to be placed in competition in the future with financial institutions with which it does not currently compete. As a result, the Company may be expected to encounter intense competition within its market area for the foreseeable future.

Plan of Development

     The long-term business plan of the Company is to strengthen the capital base of the Bank and then to generate additional capital through leveraging of the earning assets which could be used in conjunction with the Bank's charter as a vehicle to branch into other affluent banking markets. In December, 1997, the Company commenced a private offering for $5 million of common stock. Although the Bank has not achieved break-even earnings level, management believes that if at least $1 million in additional equity for the Bank is received in this Offering, then the Bank will have a sufficient capital base to achieve and sustain profitable operations.


Item 2. Description of Property

     The Company's headquarters and full service community banking office is located at 3475 Sheridan Street, Hollywood, Florida 33021. At that location, the Company leases 5,212 square feet of space for its banking and office requirements under a lease which runs until December 31, 2013. Management believes that its leased facilities are adequate and well suited to its current operations.


Item 3. Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matter was submitted to a vote of the Company's shareholders.



                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

            (a) There is no public trading market for the Company's common equity.

            (b) On March 1, 1998, there were 390 holders of record of the Company's Class A Voting Common Stock, and no shares of the Company's Class B Non Voting Common Stock were issued or outstanding.

            (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception and has no present intention of paying dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The determination of the Board of Directors of the Holding Company to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant. The ability of the Holding Corporation to pay dividends is subject to statutory restrictions on cash dividends applicable to Florida corporations. Further, the Holding Corporation's only current source of income on which to pay dividends is through the payment of dividends or management fees by the Bank. The Bank may not declare or pay dividends on its common stock if such payment would cause it to be in violation of restrictions in the Florida Banking Code on the payment of dividends by Florida state banking corporations, such as the Bank. The Company is also subject to certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends by member banks to their stockholders, and by the terms of agreements with the FRB and the State Comptroller and Banking Commissioner of Florida.

             (d) Sales of unregistered securities. On November 10, 1997, Southern Security Bank Corporation, a Florida corporation ("SSB"), was merged with and into the registrant (the "Merger"). As a result of the Merger, 4,970,204 shares of Class A Common Stock of SSB were converted into the same number of shares of Class A Common Stock of the registrant. A description of the Merger is presented in the registrant's Form 8-K Report filed with the Securities and Exchange Commission on November 25, 1997 and its Form 8-K/A filed on February 2, 1998. To the extent that the Merger constituted a "sale" as provided in Rule 145 under the Securities Act of 1933 (the "Act"), it was made in reliance on the exemption from registration provided by Section 4(2) of the Act. Facts considered relevant to the availability of the exemption provided by
Section 4(2) include: (i) the Board of Directors of SSB, who considered and approved the Merger on behalf of SSB as directors, voted their shares of SSB to approve the Merger, and such shares were by themselves provided a sufficient vote to cause the Merger to be approved by SSB; and (ii) no shareholder of SSB has resold any of the shares of the registrant received in the Merger, and Management believes that no such shares will be re-sold except based upon registration or an appropriate exemption from registration. Management believes that other than any securities sold in the Merger, no other shares were sold by the registrant during its fiscal year ended December 31, 1997.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                           [TO BE FILED BY AMENDMENT]


Item 7.  Financial Statements

                           [TO BE FILED BY AMENDMENT]


Item 8. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

            On September 24, 1996, the Board of Directors selected McGladrey & Pullen, LLP ("McGladrey & Pullen") as the Company's independent public accountants for the 1996, 1997 and 1998 fiscal years. Deloitte & Touche, LLP. ("Deloitte") had been under a three year commitment with the Company for the production of audited financial statements for the Bank for the years 1993, 1994 and 1995, which commitment expired with the completion of the 1995 audit. After a review of several competitive audit proposals, the Board of Directors decided by unanimous vote at its September 24, 1996 Board meeting that McGladrey & Pullen would be the accountants for the Company for the next three years, beginning with the 1996 audit. Deloitte was the independent accounting firm which audited the financial statements of the Bank for each fiscal year from 1993 through 1995. Deloitte's reports on the Bank's financial statements for the past two fiscal year's did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified for uncertainty, audit scope, or accounting principles.

     1. During the Company's two most recent fiscal years and any subsequent interim period preceding the date of the selection of McGladrey & Pullen, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Deloitte, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     2. During the Company's two most recent fiscal years and any subsequent interim period preceding the date of the selection of McGladrey & Pullen, none of the following events occurred: (a) Deloitte advised the Company that the internal controls necessary for the Bank to develop reliable financial statements did not exist; (b) Deloitte having advised the Bank that information has come to its attention that had led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (c) (1) Deloitte having advised the Bank of the need to expand significantly the scope of its audit, or that information had come to its attention during the such time period, that if further investigated might (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements; and (2) due to the failure to reappoint Deloitte as accountants for the Bank or for any other reason, Deloitte did not so expand the scope or its audit or conduct such further investigation; or (d)
(1) Deloitte having advised the Bank that information has come to its attention and that it had concluded that the information materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that unless resolved to Deloitte's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements; and (2) due to the failure to reappoint Deloitte as accountants for the Bank or for any other reason, the issue has not been resolved to its satisfaction.

     During the Company's two most recent fiscal years and any interim period prior to March 30, 1996, the Company (or someone acting on its behalf) did not consult McGladrey & Pullen regarding either any matter that was either (i) the subject of a disagreement as described in paragraph number "1" above, or (ii) the subject of any event described in paragraph number "2" above.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

MANAGEMENT


Company Officers and Directors


Name                   Term    Age  Position                      Position Since

Philip C. Modder        3yr    57    Chairman of the Board        June, 1992
                                     President

James L. Wilson         3yr    53    Vice Chairman                June, 1992
                                     Chief Executive Officer

Timothy S. Butler**     2yr    46    Director                     December, 1992

Eugene J. Strasser      2yr    50    Director                     December, 1992

Harold C. Friend        1yr    50    Director                     December, 1994

Robert D. Butler, Jr**  1yr    48    Director                     December, 1994

**    Timothy S. Butler and Robert D. Butler, Jr. are cousins.


            Each director is elected for a period of three years. The term of directorships are staggered as to expiration date, such that for the present board of directors, each year one-third of the directorship is subject to re-election, providing for additional stability and continuity. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filed by a majority vote of the directors then remaining in office; However, any additional Directors or vacancies filled may not take office nor serve, until proper applications and disclosures are filed with the FRB, for prior approval therefrom. Once approval is obtained from the FRB, director[s] may thereafter take office and serve in that capacity. Certain information with respect to the background of each director and the three executive officers of the Company is set forth below.

            Philip C. Modder: Mr. Modder, President of the Company, has been involved in the banking industry in Palm Beach County for over 25 years. Modder was educated at the University of Wisconsin, Racine Wisconsin, Evangel College, Springfield, Mo., Palm Beach Junior College, Lake Worth, Fl., and Florida Atlantic University, which granted him a B.S. Degree in 1969, in the academic areas of Finance and Accounting. Prior to organizing the subject Company, Mr. Modder was President and Chief Executive Officer and organizing director of Mizner Bank located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County. In 1988, Caribank of Palm Beach County was merged into its parent, Caribank of Dania.

Prior to that time, Modder previously served as Senior Vice President and Area Manager of Atlantic National Bank for five years and Vice President and Branch Manager for eight years at Sun Bank. Mr. Modder serves as a Director and was a past Chairman of the Boca Raton Chamber of Commerce, and also serves as Chairman of the Boca Raton Airport Authority. Mr. Modder has also served as an instructor for the American Institute of Banking.

            James L. Wilson: Mr. Wilson, Chief Executive Officer of the Company, has been involved in banking and the finance industry in Florida since 1970, was educated at Union College with degree granted in 1968 in the academic areas of Mathematics and Organic Chemistry. Prior to organizing the Company, Mr. Wilson was Executive Vice President and Senior Lending Officer of Boca Bank in Boca Raton, Florida from June 1990 to June 1992. Prior thereto, from June 1985 to May 1990, Wilson was a Principal of Bayshore Investments, Tampa, Florida, a real estate finance and property management company. Wilson in the early 1980's was Vice President, and Senior Real Estate Lending Officer for Southeast Bank, Tampa, Florida. Wilson also held various positions with Royal Trust Bank (Canada), N.A. with USA offices in Miami; while at Royal Trust, Wilson was a member of the Bank Acquisition team, which purchased and/or examined over a billion dollars in banking companies. Wilson's biography has been published in multiple editions of Who's Who of America, the South and South West, and the World since 1984. Mr. Wilson has also served as an instructor for the American Institute of Banking.

            Timothy S. Butler: Mr. Butler was born in Fort Lauderdale and graduated from Pompano Beach High School in 1967. He attended Broward Community College and Florida State University. He has served as President of Butler Properties Ltd. since 1971. That Company manages the family assets consisting of farm land and various other real estate holdings. From January 1989 to June 1992, he served as an Associate Director of Mizner Bank in Boca Raton.

            Eugene J. Strasser, M.D.: Dr. Strasser did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, MD. where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own small, private hospital, CosmoPlast Center, in Coral Springs, Florida, where he has practiced medicine since 1981.

            Harold C. Friend, M.D.: Dr. Friend has been a resident of South Florida for 21 years. He received his B.A. from the University of Texas, and his M.D. degree from the University of Texas Southwestern Medical School in 1972. Friend is a board-certified Neurologist, practicing in Boca Raton. He has been active in numerous business activities, including past membership of the Mizner Bank's Advisory Board, President of Puget Sound Yellow Taxi, Inc., a transportation company located in Seattle, Washington from June of 1993 to October, 1996, and President of the Neuroscience Center in Boca Raton, Florida from June 1985 to the present. As to civic involvement, Dr. Friend has held past and present positions with the Southern Region of the Boy Scouts, Executive Board of United Way, and the Local and International Rotary. Dr. Friend's biography is published in multiple editions of Who's Who of the South and South West, and the World.

            Robert David Butler, Jr.: Mr. Butler was born in Boca Raton, Florida and was reared in Deerfield Beach, Florida. He attended Carson-Newman College and the University of Tennessee and was graduated with degrees in Business Administration, English, and Music. After retiring from Eastern Airlines after fifteen years of service as a flight services representative, in June of 1991 he established Pegasus Travel Management, a division of Regit Enterprises, Inc., of which he is President and Chief Executive Officer. Mr. Butler resides in Coconut Grove, Florida, this city also being the location of the corporate headquarters of Regit Enterprises.

            Floyd Harper: Vice President of the Company (and Senior Vice President and Cashier of the Bank), 47, graduated in 1972 with honors from Northwood University, West Palm Beach, Florida with a Business Administration Degree, received a Degree from University of Virginia Graduate School of Retail Bank Management, and has been designated a Certified Consumer Credit Executive thereby. From January 1993 to October 1994, Harper was engaged by the Resolution Trust Corporation in the disposition of failed banking institutions of over $12 Billion, as Regional Vice President, Branch Administration, and dealt with deposit acquisition and operational efficiency. Prior to 1993, Harper was Executive Vice President, Chief Operating Officer for Southern National Bank, was Vice President & District Manager for Chase Manhattan Bank (Florida) handling upscale lending, and served with Atlantic National Bank and Barnett Bank in South Florida.

            Peter Stec, Senior Vice President and Senior Lending Officer of the Bank, 44, has been involved in community banking since 1980 and is experienced in rehabilitating loan portfolios and in originating new borrowing relationships. Stec was educated at the University of Dayton, Ohio, where he received a degree in Business Administration granted in 1975. He has attended the Stonier Graduate School of Banking and is a Certified Lender-Business Banking, recognized by the American Bankers Association. From June 1987 to October 1989, Stec managed a 75 employee lending unit consisting of Commercial Lending, Loan Operations, Credit Administration, as Senior Vice President of First American Bank, a $1.5 Billion Florida banking company. From November 1989 to March 1993, Stec served as Vice President and Commercial Lending Manager for Boca Bank, Boca Raton, Florida, and from June 1985 to May 1987 served as a Loan Officer for Southeast Bank and Florida Coast Bank in South Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to the Company, the Company believes that, during the 1997 fiscal year subsequent to the Company's registration under the Securities Exchange Act, the following directors, officers, and holders of more than 10% of the Company's common stock failed to file Form 3 Reports with respect to beneficial ownership of the Company's securities: Philip C. Modder, James L. Wilson, Timothy S. Butler, Eugene J. Strasser, Harold C. Friend, Robert D. Butler, Jr., and Floyd Harper. During 1997 there was no public trading market with respect to the Company's common stock, and based upon the Company's registry of record owners of its common stock and transfer restrictions on the common stock owned by such persons, the Company believes that none of the foregoing persons purchased or sold any shares of the Company's common stock during that period.


Item 10.  Executive Compensation


Compensation of Management

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 1997, 1996 and 1995. The table includes information on the Company's Chairman and President, Philip C. Modder, and its Chief Executive Officer, James L. Wilson, (collectively, the "Named Executive Officers"). No other current executive officer earned more than $100,000 in salary and bonus in 1997.

                        Annual Compensation                                 Long-Term Compensation
        Name and
   Principal Position                                                                           All Other
                                                                                                Compen-
                                                                                                sation
                                                                      Securities
                             Year           Salary    Other Annual    Underlying    LTIP
                                                      Compensation    Options/      Payouts ($)
                                                                      SARs (#)
----------------------------------------------------------------------------------------------------------------

Philip C. Modder, Chairman   1997        $175,000     $17,000(1)      58,986        -0-          $ 8,408
and President                1996        $127,000     $17,000(1)      19,619        -0-          $ 8,408
                             1995        $149,000     $17,000(1)      18,692        -0-          $ 8,408
----------------------------------------------------------------------------------------------------------------

James L. Wilson, Chief       1997        $175,000      17,000(1)      44,240        -0-          $ 5,878
Executive Officer            1996        $103,000      17,000(1)      14,714        -0-          $ 5,878
                             1995        $125,000      17,000(1)      15,966        -0-          $ 5,878

(1) Includes Term Life Insurance premiums and automobile allowances of $10,800 to Messrs. Modder and Wilson.

      The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 1997.

                                      Option / SAR Grants in Last Fiscal Year


                        Number of Securities  % of Total Options/SAR's     Exercise or   Expiration
                        Underlying Options /  Granted to  Employees in     Base Price    Date
Name                    SAR's Granted         Fiscal Year                  ($/Share)
------------------------------------------------------------------------------------------------------------
Philip Modder           59,986                57%                          $0.24         6/30/2007

James Wilson            44,240                43%                          $0.24         6/30/2007

     In addition, as Directors of the Company's Bank subsidiary, each Messrs. Modder and Wilson received 11,600 options to purchase shares of common stock of the Bank. Such options are exercisable at the greater of 110% of the fair market value or par value of the Bank's shares on the date of grant and are exercisable for a period of five years from the date of grant.

      The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                                       and
                        Fiscal Year-End Option SAR Values


                                                              Number of                  Value of
                                                              Securities                 Unexercised
                                                              Underlying                 In-the-Money
                                                              Unexercised                Options/SAR's
                       Shares Acquired                        Options/SAR's at FY-End    at FY-End
Name                   on Exercise      Value Realized        Exercisable/               Exercisable/
                                                              Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------------------------

Philip Modder          -0-              -0-                   292,964 / 0                $-0-(1)

James Wilson           -0-              -0-                   210,586 / 0                $-0-(1)

(1) Average option exercise price was $.26 per share, the approximate book value of the shares. There is no market for the Company's Common Stock, and any shares issued upon exercise of the options would have been restricted under the Securities Act.

Employment Agreements

     Philip C. Modder and James L. Wilson have Employment Agreements with the Company dated June 11, 1992 as amended June 30, 1997 (as so amended, the "Employment Agreements"). The Employment Agreements provide that Modder shall serve as the Company's President and Chairman of the Board, and that Wilson shall serve as the Company's Chief Executive Officer and Vice Chairman of the Board. By order of the Board of Directors of the Company on September 23, 1997 and subject to approval by bank regulators, which approval was granted thereby with an effective date of December 1, 1997, the positions of Messrs. Modder and Wilson were changed to Chairman of the Board and President, and Vice Chairman of the Board and Chief Executive Officer, respectively.

      The Employment Agreements provide that Modder and Wilson shall each serve for a five year term from June 11, 1997, except that if the Company does not deliver written notice to the respective executive at least six months prior to the end of the term it shall automatically renew for an additional five year term. Each Employment Agreement provides for the following compensation to the executive: (I) the executive will be paid a base salary of $175,000 per year, subject to annual increase by the greater of the change in the Consumer Price Index ("CPI") or 5%; (ii) the executive will be paid a bonus equal to 2.5% of the pre-tax net income of the Company; (iii) if the Company acquires the assets of any existing financial institution, the executive shall receive a bonus equal to 0.20% of the gross assets for each such transaction; (iv) the executive shall during term of the Agreement receive semi-annual grants on July 1st and January 1st of stock options equal to 0.6% of the outstanding Class A Common Stock of the Company exercisable at 110% of per share book value of such stock on the day preceding the grant; (v) if permitted by law and in accordance with applicable federal and state regulations, loans equal to the exercise price of the options granted at interest rates not greater than prime plus 1% with a term of not less than 30 months; (vi) if any of the options is not an "incentive stock option" under the Internal Revenue Code, reimbursement of any taxes the executive is required to pay by reason thereof; (vii) disability insurance coverage providing for benefits in the amount of 60% of the executives total annual compensation subject to cost of living adjustments equal to the lesser of the change in the CPI or 12% per annum; (viii) a whole life insurance annuity policy in the face amount of $1,750,000 plus reimbursement of any income taxes the executive is required to pay as a result of payment of the premiums on such insurance policy;
(viii) family membership in two country clubs; (ix) an automobile allowance of $900 per month adjusted annual in accordance with the CPI plus sales taxes, insurance and operating costs of the auto; and (ix) comprehensive medical and dental insurance.

Termination payments.

      The Employment Agreements contain provisions for additional compensation to the executive or his legal representatives in the event of termination, including: (I) if an Employment Agreement terminates for any reason, all options provided for thereunder become fully vested and exercisable for a period of ten years from the date of such termination; (ii) if an Employment Agreement is terminated for any reason other than death or permanent disability, the Company will pay for the executive's comprehensive medical and dental insurance for two years following the date of termination; (iii) in the event of the death or permanent disability of the executive, the executive's annual compensation shall be paid to him or his legal representatives for a period of 12 months following termination; (iv) in the event of a Change of Control of the Company (defined to include the acquisition of 20% or more of the combined voting power or the Company's outstanding stock after the date of the agreement, a change in the majority of the Board of Directors of the Company in connection with a business combination, sale of assets or related transaction), if the executive terminates the agreement on 60 days written notice he shall receive a lump sum payment of 200% of his total annual compensation for the preceding 12 months; and (v) upon 60 days written notice before termination by the executive, the executive shall receive a lump sum payment of 200% of his annual compensation for the preceding 12 months together with continuation of employee benefits for the periods described above.

Compensation of Directors: At present the Company does not compensate any of its directors for their services to the Company as directors, although they may do so in the future, subject to applicable regulatory approval. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Company's Bank subsidiary compensates its directors, some of whom are directors of the Company, by annual grants of options to purchase up to 17,200 shares of the Bank's common stock. Such options are exercisable at the greater of fair market value or par value on the date of grant for a period of eight years, except that in the case of Messrs. Modder and Wilson, they are exercisable at the greater of 110% of fair market value or par value on the date of grant for a period of five years.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 23, 1998, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company's voting securities.


Name and Address of                  Number of       % of Outstanding
Beneficial Owner                     Shares           Shares
-------------------------------------------------------------

Philip C. Modder
3475 Sheridan Street
Hollywood, FL  33021                 1,485,783 (2)    24.4%

James L. Wilson
3475 Sheridan Street
Hollywood, FL  33021                 1,390,071 (3)    22.8%

Jack E. & Molly W. Butler, TTE's
U/A dtd 11/13/90
2363 Loblolly Lane
Deerfield Beach, FL  33442             309,343 (4)     5.1%

Robert D. & Martha L. Butler,
TTE's
U/A dtd 3/29/90
84 Southeast 4th Avenue
Deerfield Beach, FL  33441           312,948 (5)       5.1%

Linda K. Strasser
6770 N.W. 87th Avenue
Parkland, FL  33067                  398,128 (6)       6.5%

Timothy S. Butler
H.C. 10, Box 580
Lakemont, GA  30552                  449,738 (7)       7.4%


      ------------------------------------------
(1)  Based on information supplied by the persons indicated.
(2) Includes options to purchase 322,391 shares that are exercisable within 60 days, and 67,511 shares owned by Mr. Modder's wife.
(3) Includes options to purchase 240,012 shares that are exercisable within 60 days, and 40,844 shares owned by Mr. Wilson's wife.
(4) Jack E. and Molly W. Butler share voting and investment power with respect to such shares.
(5) Robert D. and Martha L. Butler share voting and investment power with respect to such shares.
(6) Includes 16,667 shares owned by Linda Strasser's husband and options owned by him to purchase 100,841 shares that are exercisable within 60 days.
(7) Includes 250,000 shares owned by a trust as to which Mr. Butler has sole voting and investment power and options to purchase 134174 shares that are exercisable within 60 days.
(8 Includes options to purchase 19,953 shares that are exercisable within 60 days, 40,933 shares owned by Mr. Friend's wife, and 152,467 shares owned by Mr. Friend as custodian for his children.

      The following table sets forth information concerning the beneficial ownership of the Company's Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of March 23, 1998.


                                Shares of Class A      Percent (%) of
Name (1)                           Common Stock        Class

Philip C. Modder                  1,485,783 (2)           24.3%

James L. Wilson                   1,390,071 (2)           22.8%

Eugene J. Strasser                  398,128 (3)            6.5%

Harold C. Friend                    281,688 (2)            4.6%

Robert D. Butler                     42,890 (4)            0.7%

Timothy S. Butler                   449,738 (2)            7.4%

All directors and executive
officers as a group (7 persons)
                                  4,047,298 (5)           66.3%

      (1) The business address of each of the persons identified above is at Southern Security Bank Corporation, 3475 Sheridan
            Street, Hollywood, Florida 33021.
      (2)   See footnotes to preceding table.
      (3) Includes 272,620 shares owned by Eugene Strasser's wife and options to purchase 100,841 shares that are exercisable within 60 days.
      (4) Includes options to purchase 11,841 shares that are exercisable within 60 days.
      (5) Except as otherwise indicated in the footnotes above, members of the group have sole voting and investment power as to such shares.


Item 12.  Certain Relationships and Related Transactions


                              CERTAIN TRANSACTIONS

      On September 30, 1993, the Company received from Philip Modder, the Chairman of the Company, and James Wilson, the President of the Company, $100,000 and $50,000, respectively, in services and assistance in payment of organizational expenses of the Company, and they received non interest bearing notes therefor (the "Notes"). On June 30, 1997, the Company sold 945,269 shares of Common Stock to Philip Modder, and 472,634 shares of Common Stock to James Wilson, in each case at a price of $0.10579 per share (110% of then book value per share), in exchange for the elimination of the Notes. Also as of June 30, 1997, Messrs. Modder and Wilson entered into an agreement with the Board of Directors pursuant to which they eliminated obligations for unpaid wages and benefits under the terms of their employment agreements ($78,563 in the case of Mr. Modder and $128,563 in the case of Mr. Wilson) for Common Stock at $.10579 per share, or 742,632 shares and 1,215,266 shares, respectively. The Board agreed that Messrs. Modder and Wilson may in the future eliminate unpaid back wages and benefits for shares of Common Stock at 110% of book value at the time of the elimination. As of December 31, 1997, the Company owed Mr. Modder $242,000 and Mr. Wilson $48,000 for unpaid back wages and benefits. The Company currently owes $100,000 to a trust affiliated with Jack E. Butler, related to one of the Company's Directors, pursuant to the terms of a note that bears interest at the rate of 8% per annum payable quarterly (the "Butler Note"). The Butler Note was issued on December 29, 1993 and matures every six months, when it is automatically renewed for an additional six months unless the trust notifies the Company of its intention to call the note sixth (60) days prior to such maturity date. The next maturity date of the Butler Note is on June 30, 1998.




Item 13.  Exhibits and Reports on Form 8-K


(a) Exhibits. The following exhibits are filed as part of this report.

     2.1 Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997*

     2.2 Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, dated November 10, 1997*

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997*

     3.(i)

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996**

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1997**

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation*

         (ii) By-laws of the registrant -- filed herewith.

     4.1  Stock Certificate for Class A Common Stock -- filed herewith.

     9.0  Voting Trust Agreement -- N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto, dated June 30, 1997 -- filed herewith.***

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1998 -- filed herewith.***

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson -- filed herewith.***

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 -- filed herewith.

     11.0 Statement re Computation of Per Share Earnings -- To be filed by Amendment.

     13.0 Annual Report to security holders for the last fiscal year -- N/A

     16.0 Letter re change of Certifying Accountant -- N/A

     17.0 Letter re change in accounting principles -- N/A

     21.0 Subsidiaries of the Registrant -- filed herewith.

     22.0 Published Report re matters submitted to vote -- N/A

     23.0 Consent of experts and counsel -- N/A

     27.0 Financial Data Schedule -- filed herewith (To be amended).

_______

     * Filed as an exhibit to Form 8-K of the registrant filed on November 25, 1997.
     **   Filed as an exhibit to Form 10-SB of the registrant filed 7/31/97
     ***  Management compensation plan or arrangement.




      (b) Reports on Form 8-K. The following reports on Form 8-K were filed subsequent to November 30, 1997.

          (i)  Form 8-K filed November 25, 1997

          (ii) Form 8-K/A filed February 6, 1998

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHERN SECURITY BANK CORPORATION


April 1,  1998                      By: s/ James L. Wilson
                                        --------------------------------
                                         Name:  James L. Wilson
                                         Title: Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on bhelaf of the Registrant and in the capaicities and on the dates indicated;


Signature                          Title                         Date


(i)  Pricipal Executive Officer:   Chief Executive Officer       April 1, 1998

     s/ James L. Wilson
     ----------------------------
     James L. Wilson


(ii) Pricipal Accounting and       Vice President                April 1, 1998
     Financial Officer:

     s/ Floyd Harper
     ----------------------------
     Floyd Harper


(iii) Directors:


     s/ Philip C. Modder           Chairman of the Board         April 1, 1998
     ----------------------------
     Philip C. Modder

     s/ James L. Wilson            Vice Chairman                 April 1, 1998
     ----------------------------
     James L. Wilson

     s/ Timothy S. Butler          Director                      March 31, 1998
     ----------------------------
     Timothy S. Butler

     s/ Harold C. Friend           Director                      April 1, 1998
     ----------------------------
     Harold C. Friend

                                   Director                      March __, 1998
     ----------------------------
     Robert D. Butler

                                 EXHIBIT INDEX

Exhibit

     2.1 Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997*

     2.2 Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, dated November 10, 1997*

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997*

     3.(i)

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996**

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1997**

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation*

         (ii)                     By-laws of the registrant -- filed herewith.

     4.1  Stock Certificate for Class A Common Stock -- filed herewith.

     9.0  Voting Trust Agreement -- N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto, dated June 30, 1997 -- filed herewith.

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1998 -- filed herewith.

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson -- filed herewith

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 -- filed herewith.

     11.0 Statement re Computation of Per Share Earnings -- To be filed by amendment.

     13.0 Annual Report to security holders for the last fiscal year -- N/A

     16.0 Letter re change of Certifying Accountant -- N/A

     17.0 Letter re change in accounting principles -- N/A

     21.0 Subsidiaries of the Registrant -- filed herewith.

     22.0 Published Report re matters submitted to vote -- N/A

     23.0 Consent of experts and counsel -- N/A

     27.0 Financial Data Schedule -- filed herewith (To be amended).


______

 * Filed as an exhibit to Form 8-K of the registrant filed on November 25, 1997. **Filed as an exhibit to Form 10-SB of the registrant filed 7/31/97