Form 10KSB/A
period 1997-12-31
SOUTHERN SECURITY BANK CORP
filed 1998-06-10
CIK 1042521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                                  The following items were the subject
                                  of a Form 12b-25 and are included herein:
                                  (1) Item 1; (2) Item 6; (3) Item 7; and
                                  (4) Financial Data Schedule. The following additional items are amended herewith:
                                  (1) Item 10; (2) Item 11; and (3) Item 12.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to ________

            Commission File Number:    0-22911

                       SOUTHERN SECURITY BANK CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                  65-0325364
       (State or other jurisdiction                (IRS Employer
        of incorporation)                           Identification No.)


        3475 Sheridan Street, Hollywood, Florida               33021
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (954) 985-3900

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: (i) Class A Voting Common Stock - 4,299,673; (ii) Class B Non-Voting Common Stock - None.

                                     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):

                  Yes___; No X

                                                      PART I

Item 1.  Description of Business

General

      Southern Security Bank Corporation (the "Holding Corporation") is a bank holding company that owns 96.81% of outstanding capital stock of Southern Security Bank (the "Bank"). The Holding Corporation is organized under the law of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. On December 31, 1997, the Holding Corporation and its subsidiary Bank (collectively,
referred  to  herein  as  the  "Company")  had  consolidated   total  assets  of
$16,931,962,  total  deposits  of  $15,675,312,  net loans of  $12,463,278,  and stockholders equity of $472,830.

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

                                                      At 12/16/93  At 12/31/97

Net Loan Portfolio Balance at end of Period           $ 6,951,096  $ 12,463,278
Charge-Off Devalued/Impaired Earning Assets           $ 1,202,000  $     37,337
Total Classified Assets and Owned Real Estate         $ 3,970,999  $    430,000
Total Assets of Bank affiliate 12/16/93 and 12/31/97  $13,089,724  $ 16,924,041


Total Capital of Bank affiliate 12/16/93 and 12/31/97 $   288,381  $    897,708

Total Classified Assets as a Percent of Total Loans        48.46%         3.45%

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


The Bank

            The Bank,  which is the sole subsidiary of the Holding  Corporation, is a state chartered banking  association  engaging in a general  commercial and consumer banking business. The Bank's services are provided through its full-service community banking office. The Bank engages in general commercial banking providing a wide range of loan and deposit services. As of December 31, 1997, the Bank had approximately 1,100 deposit accounts and 700 loans outstanding. Retail services offered by the Bank include installment loans, credit cards, checking accounts, savings accounts, NOW accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also operates a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank also offers safe deposit box services.

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


Market Area

            The Bank has one office, which is located in Hollywood, Florida. The Bank considers its primary market and service area to be the City of Hollywood and surrounding towns in Broward and Palm Beach Counties. The population of Hollywood is approximately 125,000, with 53,000 households, and a civilian labor force of 60,000. The density of population is approximately 4,463 persons per square mile. Public school enrollment is at 20,000, with a pupil to teacher ratio of 19.5 to one. Real estate property assessed valuations are approximately $5.8 billion. Boca Raton, where the Company proposes to open a new main office, has a population of approximately 66,000, with 27,000 households, and a total civilian labor force of 32,000. The density of population is approximately 2,262 persons per square mile. Public school enrollment is 12,800, with a pupil to teacher ratio of 17.6 to one. Real estate property assessed valuation is approximately $8.3 billion.

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

          Bank Holding Company Regulation. The Holding Corporation is a one-bank holding company, registered with the Federal Reserve Board under the Bank
Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "FRB"). The Holding Corporation is required to file semi-annual and annual reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may conduct examinations of the Holding Corporation and the Bank. Under FRB regulations, the Holding Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital- raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

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

Plan of Development

     The long-term business plan of the Company is to strengthen the capital base of the Bank and then to generate additional capital through leveraging of the earning assets which could be used in conjunction with the Bank's charter as a vehicle to branch into other affluent banking markets. In December, 1997, the Company commenced a private offering for $5 million of common stock. Although the Bank had not achieved break-even earnings level by the end of 1997, management believes that if at least $1 million in additional equity for the Bank is received in this Offering, then the Bank will have a sufficient capital base to achieve and sustain profitable operations.


Item 6.  Management's Discussion and Analysis or Plan of Operation


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's principal asset is its ownership of a controlling interest in the Bank, which is a State of Florida chartered commercial banking company domiciled in Hollywood, Florida. The Bank, Southern Security Bank, which may be referred to as SSB, is a state chartered commercial bank regulated by the Florida Division of Banking and Finance, as its primary regulator. Since the Bank is a member of the Federal Reserve system, the Bank's secondary regulator is the Federal Reserve Bank of Atlanta.

      The Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 60% to 75%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 25% to 40%) is generally held in cash and invested in government guaranteed - investment grade securities.

      The Bank's profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits) to offset the Bank's operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to that interest rate paid to the Bank's deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by the Bank's net interest income plus non-interest income is in excess of the Bank's other non-interest expenses, operating expenses and loan loss reserves, the Bank should be operating profitably. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, deposit insurance premiums paid the FDIC, as well as other operating expenses. Non-Interest income consists primarily of loan origination fees, discounts on accounts receivable purchases, service charges and gains on securities transactions.

Operating History

     Since the acquisition of its affiliate Bank on December 16, 1993 through the acquisition of 96.6% of the Bank's outstanding common stock, the Company has focused its attention on maximizing asset quality and minimizing expenses. For the three-year period prior to the Company's control of the Bank, cumulative loan losses and charge-offs were in excess of more than $1,200,000. For the four years since the Company's ownership, cumulative losses in this category were less than $84,000. Total classified assets as a percentage of total loans at December 16, 1993 exceeded 48% and as of December 31, 1997 were at 3.4%. The Bank's loan portfolio since the acquisition date has grown more than 180% to approximately $12.4 million and total asset growth from $13 million to nearly $17 million. It is the Management's belief that the Bank has been cleansed of many of those negative characteristics that impeded the Bank from obtaining normalized operating profits. In the case of the Bank, the predominant impediments at acquisition were the Bank's dangerous under-capitalization and the poor asset quality of its loan portfolio. After more than four years of effort, the Bank is presently viewed by management as having high asset quality, and capital exceeding statutory guidelines. An existing negative characteristic of the Bank is its low level of earning assets as it relates to operating expenses. Management is seeking to correct this problem by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth.

      Although the Company has implemented a program of increasing net loans, which have increased to more than $12.4 million as of December 31, 1997 from less than $7 million at December 31, 1993, this earning asset category requires an additional $3 million in growth to bring the Bank to break even. The loan growth experienced during this four-year period was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Generally, banks maintain an average loan to deposit ratio of 75%, and for the Bank to increase its loan portfolio by $5 million, its deposit base will require growth of $7.5 million. To support this level of balance sheet growth, the Bank's capital will need to grow by approximately $400,000. Thus, a relatively small amount of additional capital should bring the Bank to marginal profitability. Additional capitalization should provide a foundation for future growth and profitability, including the opening of a second bank branch to be located in Boca Raton, Palm Beach County, Florida.

RESULTS OF OPERATIONS:

      After the change of control of the Bank in December 1993, Management sought to restore and renovate the asset quality of the Bank, the policies and procedures by which the Bank was operated, and the safety and soundness of the enterprise. Since these plans and programs have taken effect, the operation of the institution was stabilized, and its asset quality was raised from classification "poor" to "good." However, the limited amount of capital available to the Bank has caused its operations over the last 24 months reflect a stable pattern of operation without meaningful period-to-period differences.

      Average Balance Sheet. An analysis of the Company's average balance sheet levels for the last two years is presented in the Table Average Balance Sheet Analysis. The Company's net interest income and net yields on interest-earning assets increased 8.7% percent over 1996. This increase was the result of the improved contribution of the securities portfolio and loan portfolio, and deposit pricing management efforts. The average yield/rate for interest-earning assets increased 2.9% over 1996 while the average yield/rate of interest-bearing liabilities decreased 5.7% from 1996 to 1997.


                   Southern Security Bank Corporation
                     Average Balance Sheet Analysis


                                           December                         Year Ended December 31,
                                           31, 1997                   1997                              1996
                                           Average        Average              Average      Average             Average
                                          Yield/Rate      Balance   Interest  Yield/Rate    Balance   Interest Yield/Rate
                                          -------------------------------------------------------------------------------
                                                         (Dollars in Thousands)              (Dollars in Thousands)
Assets:
Interest-earning assets:
      Investments (1)                         6.72%      $  3,455       237     6.86%      $  4,100   $   280   6.83%
      Federal funds sold                      n/a           1,545        87     5.63%           855        47   5.50%
      Loans receivable                        9.18%        10,665     1,113    10.44%        10,811     1,078   9.97%
                                                           ------     -----    -----         ------     -----   ----
           Total interest earning assets                   15,665     1,437     9.17%        15,766     1,405   8.91%
                                                                      -----     ----                    -----   -----
Noninterest-earning assets                                  2,301                             1,834
                                                           ------                           -------
           Total                                         $ 17,966                          $ 17,600
                                                          =======                           =======

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
      NOW and money market accounts           2.59%      $  5,012       126     2.51%         4,706       117   2.49%
      Savings accounts                        2.10%           401         8     2.00%           273         6   2.20%
      Certificates of deposit                 5.72%         7,364       416     5.65%         7,788       458   5.88%
      Other                                   6.00%           130         8     6.15%           165        11   6.67%
                                                           ------     -----    -----         ------     -----   ----

           Total interest-bearing
           liabilities                                     12,907       558     4.32%        12,932       592   4.58%
                                                                      -----     ----                    -----   -----
Noninterest-bearing liabilities                             4,445                             3,789
Stockholders' equity                                          614                               879
                                                           ------                           -------
           Total                                         $ 17,966                          $ 17,600
                                                          =======                            ======
Net interest income and net yield
      on interest-earning assets                                        879     5.61%                    813    5.16%
                                                                       ====     ====                     ===    =====

(1) Includes investment securities and Federal Reserve Bank stock.
(2) Includes loans for which the accrual of interest has been suspended.


Net Income (loss) for the respective periods of 1997 and 1996 was ($1,167,000) and ($555,000) which represents an increase in the net loss by $612,000 defined by a combination of factors as described below.


      Analysis of Changes in Interest Income and Interest Expense. Interest income during 1997 was $1,437,000 as compared to $1,405,000 for 1996. This marginal increase, although not indicative of future performance, does demonstrate stabilization. Interest expense for this period was $558,000 for 1997, and $592,000 for 1996, which represents a decrease of $33,000, largely due to the increased amount of non-interest deposits held by the Bank. The resultant Net Interest Income was $879,000 in 1997 and $813,000 for 1996, reflecting an increase of approximately $66,000.

      The  impact  of the  bank's  strategies  can be seen in the  table  titled
Analysis of Changes in Interest Income and Interest Expense for the periods indicated. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume);
(iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes in rate and volume.

Southern Security Bank Corporation
Analysis of Changes in Interest Income and Interest Expense



                                                                       Year Ended December 31,
                                                    1997 vs. 1996                                 1996 vs. 1995
                                          Increase (Decrease) Attributable to           Increase (Decrease) Attributable to
                                         -------------------------------------------------------------------------------------
                                         Volume      Rate      Rate/Volume    Net      Volume    Rate       Rate/Volume    Net
                                         -------------------------------------------------------------------------------------

                                                   (Dollars in Thousands)
Interest income on:
      Investments                        $  (44)     $     1      $  0       $  (43)   $  128    $    (4)     $   (3)     $  121
      Federal funds sold                      38           1         1           40       (53)        (32)        14         (71)
      Loans receivable                      (15)          50         0           35       223         (22)        (6)        195
                                          -----       ------       ---        ------    ------    --------     ------      -----
           Total interest income on
           interest-earning assets          (21)          52         1           32       298         (58)         5         245
                                          -----       ------       ---        ------    ------    --------     ------      -----

Interest expense on:
      NOW and money market accounts            8           1         0            9        (8)        (35)         2         (41)
      Savings accounts                         3         (1)         0            2        (4)          1          0          (3)
      Certificates of deposit               (25)        (18)         1          (42)      131         (16)        (6)        109
      Other                                  (2)         (1)         0           (3)        6          (2)        (2)          2
                                          -----       ------       ---        ------    ------    --------     ------      -----
           Total interest expense on
           interest-bearing liabilities     (16)        (19)         1          (34)      125         (52)        (6)         67
                                          -----       ------       ---        ------    ------    --------     ------      -----
Increase (decrease) in net
      interest income                    $   (5)     $    71      $  0      $    66    $  173    $     (6)     $  11     $   178
                                          =====       ======       ===       ======     =====     ========      ====      =======


     Other Income and Expenses. Total other income was $142,000 during 1997 compared with $108,000 for 1996, which represents an improvement of $34,000 in this category, but is not viewed by Management as indicative of any particular trend or significance. Salaries and employee benefits totaled $1,228,000 and $686,000 for 1997 and 1996 respectively, which represents a difference of $542,000, which is largely attributed to settlement of amounts owed the two principal officers of the Holding Company under the terms of their employment agreements. Total other expenses were $843,000 and $788,000 for 1997 and 1996, respectively, which represents a difference of $55,000, of which $57,000 was due to the application of funds toward the regulatory approval procedures, travel and professional fees associated with the merger with a shell public company, Southern Security Financial Corporation.

      Federal Income Taxes. At December 31, 1997, the Company had net operating loss carry-forwards for Federal income tax purposes available to offset future federal taxable income, in the amount of $7,674,000 with specific amounts expiring each year from 2002 through the year 2012.


FINANCIAL CONDITION

      Asset/Liability Management. A principal objective of the Bank's asset/liability management strategy is to minimize the Bank's exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee
(ALCO) of the Bank which establishes policies and monitors results to control interest rate sensitivity.

      ALCO examines the extent to which its assets and liabilities are interest rate sensitive and monitors the Bank's interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. A GAP is considered positive when the amount of interest rate-sensitive assets is greater than the amount of interest rate-sensitive liabilities. The GAP is considered negative when the amount of interest rate-sensitive assets is less than the amount of interest rate-sensitive liabilities. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest rates, while a positive GAP would tend to adversely affect net interest income.

      If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over-Prime, rate-adjusted-day-of-change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

      The ALCO committee evaluates the Bank's GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps which may limit level of rate-increases, even though general market interest rates increase. The management of GAP is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets the level of assets and liabilities assumed by bank managers may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

      Therefor, Bank management and the ALCO committee's strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank's ALCO policy limits for GAP and the Bank's position with respect to various time traunches are:

      (Total Rate-Sensitive Assets, RSA)/(Total Rate Sensitive Liabilities, RSL) = 0.80 to 1.20, the Bank is at 1.26.

      RSA/RSL (0 to 365 days) = 0.80 to 1.20, the Bank is at 0.67. RSA/RSL (0 to 90 days) = 0.80 to 1.20, the Bank is at 1.22. RSA/RSL (91-365 days) = 0.80 to 1.20, the Bank is at 0.25.

      0 to 365 day GAP/Total Assets = +or-10%, the Bank is at (-19.71%). 0 to 90 day GAP/Total Assets = +or-10%, the Bank is at +5.62%.

      91 to 365 day GAP/Total Assets = +or-10%, the Bank is at (-25.33%).

      The Bank's view of these GAP positions is as follows:

            i.    Total  RSA/Total RSL Ratio:  Out of "Target" of .80 to 1.20 at
                  1.26. Rate sensitive assets currently outweigh rate sensitive liabilities. Management is pursuing a program to obtaining additional rate sensitive liabilities at an accelerated pace to that of assets. This is accomplished through repricing opportunities as well as occasions to amend maturities.

            ii. RSA/RSL - 0 to 365 Day: Out of Target of .80 - 1.20 at 0.67%. The most applicable and currently achievable strategy is to further increase the core deposit base within this time horizon.

            iii. RSA/RSL - 0 to 90 Day: Out of Target of .80 - 1.20 at 1.22%. The most applicable and currently achievable strategy is to further increase the core deposit base within this time horizon.

            iv. RSA/RSL - 91 - 365 Day: Out of Target of .80 - 1.20 at 0.25%. The most applicable and currently achievable strategy is to further increase the core deposit base within this time horizon.

            v. 0 - 365 Day GAP/Total Assets Month End: Out of Guideline of -10% through +10% at -19.71%. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice outside the 12 month horizon.

            vi. 0 - 90 Day GAP/Total Assets Month End: Out of Target of -10% through +10% at 13.21%. This category is a component of numeral 5 above and is interrelated with numeral 6 above, however, are inverted. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice from within 4 to 12 months.

            vii. 91-365 Day GAP/Total Assets Month End: Out of Target of -10% through +10% at - 25.33%. This category is a component of numeral 5 above and is interrelated with numeral 6 above, however, are inverted. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice from within 4 to 12 months.


Loan Maturity Schedule: The following schedule sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1997. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

                                                     One year            One to             Over                               Home
                                    Total             or Less          Five Years        Five Years       Nonaccrual         Equity


Residential Real Estate
      Fixed rate              $     1,691,741      $          0      $    315,378      $  1,361,363      $    15,000      $       0
      Adjustable rate               1,485,981                 0           370,896         1,115,085                0              0

Consumer
      Fixed rate                    3,092,577             9,395         3,083,182                 0                0              0
      Adjustable rate                 170,482            64,967           105,515                 0                0              0

Commercial
      Fixed rate                      663,679           183,313           190,294           290,072                0              0
      Adjustable rate               2,636,594         1,828,950           807,644                 0                0              0

Commercial Real Estate
      Fixed rate                      586,738            74,518           121,242           390,978                0              0
      Adjustable rate               2,313,072           228,805         1,079,882           561,891                0        442,494

Other                                  43,193            43,193                 0                 0                0              0

                              $    12,684,057      $  2,433,141      $  6,074,033      $  3,719,389      $    15,000      $ 442,494

Add deferred loan costs                68,023

                              $    12,752,080


Fixed rate loans due after one year total approximately $5.8 million and adjustable rate loans due after one year total approximately $4.0 million. Adjustable rate loans which reprice after December 31, 1998 total approximately $117,000 at December 31, 1997.

      The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank's GAP position and, ultimately, its profitability.

      Securities Portfolio. The Company's investment securities portfolio consists of high quality securities. The Company utilized buying opportunities during the last two years to extend the average life of its investment portfolio. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Company's investment portfolio decreased from 6.83% in 1996 to 6.73% at December 31, 1997.



                       Southern Security Bank Corporation
                      Maturities of Investment Securities
                               December 31, 1997


                                 One Year of Less   Through Five Years     Through Ten Years After Ten Years           Total
                                 ----------------   ------------------     ----------------- ---------------           -----

                                          Weighted             Weighted            Weighted           Weighted             Weighted
                              Carrying     Average  Carrying    Average   Carrying  Average Carrying   Average   Carrying   Average
                                Value       Yield    Value       Yield       Value   Yield   Value      Yield      Value     Yield
                                                                         (Dollars in Thousands)
U.S. Treasury Securities
  Held to maturity             $    --        --%  $ 246,867      6.51%     $    --   --%  $       --     --%    $ 246,867   6.51%
  Available for Sale                --        --          --        --           --   --           --     --            --     --

Mortgage-backed securities
  Held to maturity             $    --        --%         --        --        150,856 7.50     530,354   6.35     681,210    6.60
  Available for Sale                --        --          --        --           --   --       380,094   6.68     380,094    6.68

U.S. government corporations
  and agencies:
  Held to maturity                  --        --          --        --        399,417 6.40     500,000   7.33     899,417    6.92
  Available for Sale                --        --          --        --             --   --          --     --          --      --
                                ------      ----    --------     -----        ------- ----   ---------   ----     -------    ----
     Total                     $    --        --$   $ 246,867     6.51%     $ 550,273 6.70% $1,410,448   6.78% $2,207,588    6.73%
                                ======      ====     ========     ====       ======== ====   =========   ====   =========    ====

      Asset Quality. The Bank's management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is accounts receivable purchase financing. Loan concentrations are defined as loan outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. The Company/Bank routinely monitors these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

      Displayed below are the percentages of the total portfolio for the past two years for the period ending December 31, 1997 and December 31, 1996:

                                                         1997       1996

    Commercial Loans to businesses:                      22%        27%
    Consumer & Installment Loans:                        26%         8%
    Residential Mortgage Loans:                          25%        31%
    Commercial Mortgage Loans:                           23%        29%
    Accounts Receivable financing:                        4%         4%

      In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of the value of real estate property, could have an adverse impact on the Company's profitability. As part of the Bank's loan policy and loan management strategy, the Bank typically limits its loan-to-value ratio to a maximum of 50%-80% depending on the type of real property secured thereby. The use of qualified third party certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

      The Directors Loan and Discount Committee for the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures and standards. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral, early detection of loan degradation, and regional economic conditions.

      Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank's policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 1997 delinquent loans greater than 30 and less than 90 days (excluding Government Guaranteed) totaled $241,000; Classified loans totaled $24,000; and Other Real Estate Owned (consisting of 5 condominium units) totaled $406,000.

The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, loans past due 90 days or more and still accruing and real estate owned at December 31, 1997 and 1996.


                                                       1997               1996
                                                      (Dollars in Thousands)
                                               --------------------------------
Nonaccrual loans
      Real estate                              $         15          $       48
      Installment                                         0                   8

Accrual loans - Past Due 90 days or more
      Real estate                                       513*                 98
      Installment                                        22                   0

Restructured loans                                        0                   0

Real estate owned                                       406                 490

           Total nonperforming assets          $        956          $      644


* - Consists of two purchased loan participations which are 100% guaranteed by United States government agencies.

     Total non performing assets have increased in 1997 from 1996 by $312,000 (48%); however, the Bank's exposure to loss has been reduced. Nonaccrual loans decreased by $41,000 (73%), and real estate owned decreased by $84,000 (17%). Accrual loans over 90 days increased by $437,000 (346%). Management believes that the exposure to loss is substantially mitigated as the $513,000 real estate loans for 1997 are guaranteed by United States government agencies.

      Allowances for Loan Losses, the reserve, is established though a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collection and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently as necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific identified problem assets/loans, and current anticipated economic conditions that may effect the borrower's ability to fulfill its contractual commitment(s). As of December 31, 1997, the Bank has set a conservative loan loss percentage at no less than 1.53% of total loan portfolio balance.

      For comparative purposes, in demonstration of Bank's clean-up efforts since the change of control date, in the following table the right most column shows year end, December 31, 1992 prior to ownership and control by the Company, and the left column shows the Bank as of December 31, 1997:

                                               12/31/97         12/31/92

            Ending Balance Loan Loss Reserve   $289,000         $  619,000
            Loan Portfolio Charge-Offs           41,000            593,000

            Classified Loans                     24,000          3,004,000
            Other Real Estate Owned             406,000            967,000
                                                -------            -------
            Total Classified Assets             430,000          3,971,000

            Percent Classified to Total Loans        3.4%            48.5%


The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                            1997                                    1996

                                                         Amount of                                Amount of
                                               Amount of          Loans to              Amount of            Loans to
                                               Allowance         Gross Loans            Allowance         Gross Loans
                                                      (Dollars in Thousands)
Commercial                                 $       72,852            26.02%       $         53,688            31.43%

Commercial Real Estate                             64,012            22.86%                 49,274            28.85%

Residential Real Estate                            77,647            25.05%                 77,561            31.32%

Consumer                                           73,338            25.73%                 14,763             7.90%

Other                                                 953             0.34%                    854             0.50%


      Total allowance for loan losses      $      288,802           100.00%       $        196,140           100.00%

      Liabilities and Stockholders' Equity: The Liability side of the balance sheet has great significance to the profitable operation of a banking company. Deposits are the major source of the Bank's funds for lending and other investment activities. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD's). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

      Federal Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Company Improvement Act of 1991, place limitations in the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of Charter in the institution's market area.

     The following table sets forth the Deposit base of the Bank at the close of business on December 31, 1997 and December 31, 1996 displayed in thousands (000 omitted). The Company views the deposit base as good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate. Such was the case as reflected on the last business day illustrated in the table below. In 1997 the non-interest bearing transaction balances were at a low on the last business day while in 1996 they were at a peak on the last business day. For the year 1996, total deposits averaged $16.2 million compared to the 1997 average of $17.9 million.

                                                           12/31/97   12/31/96

      Total non-interest bearing transaction accounts      $ 3,975    $ 5,847
      Total interest bearing transaction accounts            5,293      4,752
      Total Savings and Time Deposits                        6,407      7,657
      -------------------------------                      -------    -------
      Total for all Deposits accounts                      $15,675    $18,256


The following table sets forth information with respect to the return on assets and the return on equity for the years ending December 31, 1997 and 1996, and the ratio of average equity to average assets for those years.

                                     1997              1996
                                     (Dollars in Thousands)
                                -----------------------------
Net loss                        $   (1,167)        $    (555)

Average total assets                17,966            17,600

Average total equity                   614               879

Return on average assets             (6.5)%             (3.2)%

Return on average equity            (190.1)%           (63.1)%

Equity to assets ratio                 3.4%              5.0 %


There were no dividends declared in the years ended December 31, 1997 and 1996.

     The Company's net loss increased by $612,000 (103%) in 1997 due to the settlement of compensation due to executive officers under the terms of their employment agreements and a substantial provision for loan losses. The increased provision for loan losses of $122,000 reflected the expectation loan growth, not the degradation of the loan portfolio.

      Equity and Capital Resources. The Bank is subject to various regulatory capital requirements administered by Federal and State banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if not undertaken, could have a direct material effect on the Bank's financial statements and operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

      The Bank's capital accounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 1997 it has met the capital adequacy requirements as defined by these definitions.

     However, the Bank in its written agreement with the regulators has agreed to attempt to maintain a 6.25% ratio of capital to total assets, which was at 5.08% at December 31, 1997. The third column below with the indication Adequately is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication well is that regulatory definition for a Well Capitalized banking institution.


Regulatory Definition for each Capital Tier category  SSB   Adequately    Well

Tier-2 Capital = Tier-2 Cap/Risk Weighted Assets       8.9%   8.00%       10.0%
Tier-1 Risk = Tier-1 Cap/Risk Weighted Assets          7.6%   4.00%        6.0%
Tier-1 Leverage = Tier-1 Cap/Avg Quarterly Assets      5.0%   4.00%        5.0%

      In December 1997 the Company commenced a private offering of $5,000,000 of common stock. The primary purpose of the offering is to provide additional capital to the Bank so that it may grow its base of earning assets, and achieve stabilized profitability, a condition which does not presently exist. Without the injection of additional capital into the Bank, it is unlikely that adequate profitability can be achieved, although the Bank expects to be very close to break-even operation within the first quarter of 1998.


Effect of Government Policy, Future Legislation and Changing Financial Markets

      One of the primary determinants of the Company's future success and profitability is the interest rate differentials obtained by its affiliate banking institutions. The Bank's earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowing and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

Year 2000

      The Company is aware that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change of the century. If not corrected, many computer applications could fail or create erroneous results by or at Year 2000.

     The Company has commenced a thorough review of the potential impacts of the Year 2000 problem on its operations and financial condition. The Company expects to incur minimal internal staff costs and other expenses in the execution of its implementation plan for Year 2000 compliance. It is the Company's intention to have all mission critical programs updated and tested for Year 2000 compliance by December 31, 1998. Management reports progress on its compliance program to the Board of Directors at least quarterly.


Item 7.  Financial Statements

                       SOUTHERN SECURITY BANK CORPORATION
                                 AND SUBSIDIARY


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1997

                                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Southern Security Bank Corporation and Subsidiary
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Southern Security Bank Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Bank Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        s/McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 24, 1998, except for the last
     paragraph of Note 16 as to which
     the date is April 30, 1998.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
ASSETS                                           1997             1996
-------------------------------------------------------------------------

Cash and due from banks (Note 3)            $  1,107,669     $  3,005,602

Federal funds sold                                    --        1,231,000
                                       ----------------------------------

   Total cash and cash equivalents             1,107,669        4,236,602

Securities held to maturity (Note 4)           1,827,494        2,108,882

Securities available for sale (Note 4)           380,094        1,377,545

Federal Reserve Bank stock, at cost               63,100           59,500

Loans, net (Notes 5, 13 and 17)               12,463,278       11,414,773

Premises and equipment (Note 6)                  399,799          430,275

Other real estate owned                          406,298          489,804

Accrued interest receivable                      125,870          106,715

Other assets                                     158,360           96,896
                                       ----------------------------------
                                            $ 16,931,962     $ 20,320,992
                                        ----------------------------------

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             1997               1996
---------------------------------------------------------------------------------------

Liabilities:
   Noninterest-bearing deposits                         $   3,974,999    $   5,847,168
   Interest-bearing deposits (Note 7)                      11,700,313       12,409,035
                                                     ----------------------------------
              Total deposits                               15,675,312       18,256,203
   Federal funds purchased                                    206,000               --
   Securities sold under repurchase agreements                     --          750,000
   Notes Payable (Note 9)                                     100,000          250,000
   Other liabilities                                          452,550          305,805
                                                     ----------------------------------
              Total liabilities                            16,433,862       19,562,008
                                                     ----------------------------------

Commitments and contingencies (Notes 14 and 17)                    --               --
Minority interest in subsidiary                                25,270           37,816
                                                     ----------------------------------
Stockholders' equity (Notes 2, 10, 11, and 15):
   Series A voting convertible preferred stock,
      $.01 par value; $1.50 liquidation value;
      1,200,000 shares authorized; issued
      and outstanding 1997 none
      1996 596,622 shares                                          --            5,966
   Class A voting common stock, $.01 par value;
      30,000,000 1,644,988
      shares authorized; issued and outstanding 1997
      4,299,673 shares; 1996 9,856,664 shares                  42,997           98,567
   Class B Non-Voting Convertible common stock,
      $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                  --               --
   Capital surplus                                          4,215,371        3,259,822
   Accumulated (deficit)                                  (3,786,230)      (2,619,576)
                                                     ----------------------------------
                                                              472,138          744,779
   Unrealized gain (loss) on securities available
      for sale, net (Note 4)                                      692          (23,611)
                                                     ----------------------------------
                     Total stockholders' equity               472,830          721,168
                                                     ----------------------------------
                                                        $  16,931,962    $  20,320,992
                                                     ----------------------------------


SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1997 and 1996
                                                                 1997           1996
-----------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                             $   1,113,375    $   1,077,786
   Interest and dividends on securities                         237,029          280,152
   Interest on federal funds sold                                86,653           46,831
                                                       ----------------------------------
                                                              1,437,057        1,404,769
Interest expense                                                558,451          591,883
                                                       ----------------------------------

              Net interest income                               878,606          812,886

Provision for loan losses (Note 5)                              130,000            8,000
                                                       ----------------------------------

              Net interest income after
              provision for loan losses                         748,606          804,886
                                                       ----------------------------------

Other income:
   Service charges on deposit accounts                           98,959           70,062
   Securities gains (losses), net (Note 4)                          753          (6,697)
    Other                                                        42,516           44,162
                                                       ----------------------------------
              Total other income                                142,228          107,527
                                                       ----------------------------------

Other expenses:
   Salaries and employee benefits                             1,227,901          685,646
   Occupancy and equipment                                      338,750          333,710
   Data and item processing                                      78,926           75,274
   Professional fees                                             86,850           48,483
   Insurance                                                     87,861           77,709
   Other                                                        250,641          253,411
                                                       ----------------------------------
              Total other expenses                            2,070,929        1,474,233
                                                       ----------------------------------

              Net (loss) before minority interest in
                 net loss of subsidiary                      (1,180,095)        (561,820)
Minority interest in net loss of subsidiary                      13,441            6,481
                                                       ----------------------------------

              Net (loss)                                  $  (1,166,654)    $   (555,339)
                                                       ----------------------------------

              Basic and diluted earnings
              per share (Note 12)                         $      (0.31)     $     (0.20)
                                                       ----------------------------------

See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997 and 1996


                                                           Preferred Stock               Common Stock
                                                            -------------               -------------
                                                        Shares         Amount      Shares          Amount
----------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                           1,002,624    $    10,026    8,893,442    $    88,934
   Net (loss)                                                -              -            -              -
   Issuance of stock in private
      placements                                        29,558            296      527,662          5,277
   Conversion of preferred
      stock (Note 10)                                (435,560)        (4,356)      435,560          4,356
   Net change in unrealized gain (loss) on
      securities available for sale (Note 4)                 -              -            -              -
                                                  --------------------------------------------------------
Balance, December 31, 1996                             596,622          5,966    9,856,664         98,567
   Net (loss)                                                -              -            -              -
   Issuance of stock in private
      placements                                             -              -      884,859          8,849
   Issuance of stock in settlement of
      certain liabilities (Notes 9 and 11)                   -              -      595,120          5,951
   Conversion of preferred
      stock (Note 10)                                (596,622)        (5,966)      596,622          5,966
   Preferred stock dividends                                 -              -      197,178          1,972
   Reverse acquisition (Note 2)                              -              -   (7,830,770)       (78,308)
   Net change in unrealized  gain (loss) on
      Securities  available for sale (Note 4)                -              -            -              -
                                                  --------------------------------------------------------
Balance, December 31, 1997                                   -    $         -    4,299,673    $    42,997
                                                  --------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                 Unrealized
                                 Gain
                                 (Loss)
                                 on
                                 Securities
Paid-In         Accumulated      Available for
Capital         (Deficit)        Sale, Net     Total
-------------------------------------------------------------

 $  2,933,995   $  (2,064,237)   $    17,059   $     985,777
            -        (555,339)             -        (555,339)

      325,827               -              -         331,400

            -               -              -               -

            -               -        (40,670)        (40,670)
-------------------------------------------------------------
    3,259,822      (2,619,576)       (23,611)        721,168
            -      (1,166,654)            -       (1,166,654)

      522,067               -              -         530,916

      351,121               -              -         357,072
            -               -              -               -
       (1,972)              -              -               -
       84,333               -              -           6,025

            -               -          24,303         24,303
-------------------------------------------------------------
 $  4,215,371   $ (3,786,230)    $        692   $    472,830
-------------------------------------------------------------

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997 and 1996


                                                                                   1997             1996
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net (loss)                                                                 $  (1,166,654)   $   (555,339)
   Adjustments to reconcile net (loss) to net cash used in
      operating activities:
      Net (accretion) on securities                                                  (7,452)          (1,931)
      Provision for loan losses                                                     130,000            8,000
      Depreciation and amortization                                                  76,406           65,254
      Securities (gains) losses, net                                                  (753)            6,697
      Minority interest in net loss of  subsidiary                                 (13,441)           (6,481)
      Issuance of common stock
        as compensation for officers                                                207,072               --
      Decrease (increase) in:
        Accrued interest receivable                                                (19,155)           23,939
        Other assets                                                               (55,439)           21,105
      Increase in other liabilities                                                146,745            36,235
                                                                           ----------------------------------
              Net cash (used in) operating activities                             (702,671)         (402,521)
                                                                           ----------------------------------

Cash Flows From Investing Activities
   Net cash flows from securities (Note 18)                                       1,308,642        1,468,876
   Loan originations and principal collections on loans                           1,335,699        (289,132)
   Purchases of loans                                                           (2,514,204)      (1,790,534)
   Purchase of premises and equipment                                              (45,930)         (56,373)
   Proceeds from sale of other real estate owned                                     83,506               --
                                                                           ----------------------------------
              Net cash provided by (used in) investing activities                   167,713        (667,163)
                                                                           ----------------------------------

Cash Flows From Financing Activities
   Net increase (decrease) in federal funds purchased
      and securities sold under repurchase agreements                             (544,000)          750,000
   Net increase (decrease) in deposits                                          (2,580,891)        1,820,024
   Proceeds from issuance of stock                                                  530,916          331,400
                                                                           ----------------------------------
              Net cash provided by (used in) financing activities                (2,593,975)        2,901,424
                                                                           ----------------------------------

              Increase (decrease) in cash and cash equivalents                   (3,128,933)        1,831,740
Cash and cash equivalents
   Beginning                                                                      4,236,602        2,404,862
                                                                           ----------------------------------
   Ending                                                                     $   1,107,669    $   4,236,602
                                                                           ----------------------------------

See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



Note 1. Summary of Significant Accounting Policies

Description of business: Southern Security Bank Corporation (the "Company") provides a full range of banking services to individual and corporate customers in Southeast Florida through its subsidiary bank.

Basis of presentation: The financial statements of Southern Security Bank Corporation and its subsidiary have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry. In preparing the financial statements, the Company's management is required to make estimates and assumptions which significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the fair value of securities. Actual results could differ from those estimates.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Southern Security Bank Corporation and its majority-owned subsidiary, Southern Security Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash flows: Cash and cash equivalents includes cash and due from banks, and federal funds sold. For purposes of reporting cash flows, loans, deposits, federal funds purchased and securities sold under repurchase agreements are reported net. The Bank maintains deposits with financial institutions which are in excess of federally insured amounts.

Securities held to maturity: Debt securities for which the Bank has both the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is included in interest income.

Securities available for sale: Securities classified as available-for-sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over the contractual lives of the applicable securities are included in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Declines in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.


Loans: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, plus unamortized premiums, net loan origination fees and costs, and an allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and recognized over the expected life of the related loan as an adjustment of yield. The Bank is generally amortizing these amounts over the contractual life using the interest method. Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Interest income is recognized on those loans only upon receipt. Accrual of interest is generally resumed when the customer is current on all principal and interest payments.

A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Premises  and  equipment:  Premises  and  equipment  are  stated  at  cost  less
accumulated   depreciation.   Depreciation   is  computed   principally  by  the
straight-line methods over the following estimated useful lives:

                                                              Years
                                                           -------------
Leasehold improvements                                        5 - 10
Furniture and equipment                                       3 - 12



Other real estate owned: Real estate acquired through foreclosure or deed in lieu of foreclosure represents specific assets to which the Company has acquired legal title in satisfaction of indebtedness. Such real estate is recorded at the property's fair value at the date of foreclosure (cost). Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated cost to dispose are recorded as necessary. Revenues and expenses related to holding and operating these properties are included in operations.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Off-balance sheet instruments: In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Management assesses the risks related to those instruments for potential losses on an ongoing basis.

Transfers of receivables: The Financial Accounting Standards Board has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which is effective for transfers of receivables occurring after December 31, 1996. The Statement does not permit earlier or retroactive application. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. For transfers that are not accounted for as sales, the Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets.

Earnings per share: The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 established revised standards for the computation and presentation of earnings per share and applies to all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Other entities which choose to present earnings per share in their financial statements must also apply the provisions of this Statement. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. (Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement.


Fair value of financial instruments: SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The fair value estimates presented are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income in June, 1997. Statement No. 130 requires an entity to include a statement of comprehensive income in their full set of general-purpose financial statements. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from nonowner sources. Statement No. 130 is effective for years beginning after December 15, 1997 and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified.

Note 2.  Reverse Acquisition

On November 10, 1997, Southern Security Financial Corporation (SSFC) acquired all of the outstanding stock of the Company. For accounting purposes, the acquisition has been treated as a reorganization of the Company, with the Company as the acquirer (reverse acquisition). The classes and terms of authorized stock have remained substantially the same as a result of the acquisition.

SSFC was a shell corporation registered under Section 12(g) of the Securities Exchange Act of 1934 and incorporated in the state of Delaware. Prior to November 10, 1997, SSFC had no business operations or significant assets or liabilities. As a result of the reverse acquisition, the 602,500 shares of common stock of SSFC outstanding immediately prior to the transaction were converted into 256,088 shares of common stock of SSFC and 4,043,585 shares of common stock of SSFC were issued to the stockholders of the Company in exchange for all of their outstanding stock to effect a 1:3 stock split. Subsequent to the reverse acquisition, SSFC changed its name to Southern Security Bank Corporation.


Note 3.  Restrictions on Cash and Due From Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Required reserve balances were completely satisfied by cash on hand at December 31, 1997 and 1996.


Note 4.  Investment Securities

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 1997 and 1996 are summarized as follows:

                                                              1997
                                   --------------------------------------------------------
                                                        Gross        Gross
                                       Amortized    Unrealized   Unrealized        Fair
                                            Cost        Gains       Losses         Values
                                   --------------------------------------------------------
U. S. Treasury securities          $      246,867 $      4,148 $         -    $     251,015
U. S. Government corporations
     and agencies                         899,417          331           -          899,748
Mortgage-backed securities                681,210       11,224           -          692,434
                                   ---------------------------------------------------------
                                   $    1,827,494 $     15,703 $         -    $   1,843,197
                                   ---------------------------------------------------------

                                                              1996
                                   ---------------------------------------------------------
                                                        Gross        Gross
                                       Amortized    Unrealized    Unrealized        Fair
                                            Cost        Gains        Losses         Values
                                   ---------------------------------------------------------
U. S. Government corporations
     and agencies                  $    1,399,327   $       -    $  (22,708)    $ 1,376,619
Mortgage-backed securities                709,555       7,518             -         717,073
                                   ---------------------------------------------------------
                                   $    2,108,882   $   7,518    $  (22,708)    $ 2,093,692
                                   ---------------------------------------------------------

The amortized cost and fair values of securities held to maturity at December 31, 1997, by contractual maturity, are shown below.

                                               Amortized             Fair
                                                 Cost                Values
                                           ---------------------------------
Due after one year through five years         $    246,867     $    251,015
Due after five through ten years                   399,417          399,748
Due after ten years                                500,000          500,000
Mortgage-backed securities                         681,210          692,434
                                           ---------------------------------
                                              $  1,827,494     $  1,843,197
                                           ---------------------------------

Gross losses of $1,453 were recognized on securities held to maturity in the year ended December 31, 1996 as a result of the disposition of a security that was called by the maker.

Securities held to maturity with a carrying amount of approximately $1,300,000 and $475,000 at December 31, 1997 and 1996, respectively, were pledged as collateral on trustee deposits and repurchase agreements.

Securities available for sale: The amortized cost and fair values of securities available for sale as of December 31, 1997 and 1996 are summarized as follows.


                                                         1997
                              ----------------------------------------------------------
                                                  Gross        Gross
                                 Amortized    Unrealized    Unrealized        Fair
                                      Cost        Gains        Losses         Values
                              ----------------------------------------------------------
Mortgage-backed securities    $   379,378     $  1,325       $   (609)    $   380,094
                              ----------------------------------------------------------


                                                         1996
                              ----------------------------------------------------------
                                                  Gross        Gross
                                 Amortized    Unrealized    Unrealized        Fair
                                      Cost        Gains        Losses         Values
                              ----------------------------------------------------------
Mortgage-backed securities    $  1,390,201    $    2,852    $  (15,508)   $  1,377,545
                              ----------------------------------------------------------

Contractual maturities of mortgage-backed securities available for sale are not disclosed because borrowers have the right to call or repay obligations with or without call or repayment penalties.

Gross realized gains (losses) from the sale of securities available for sale for the years ended December 31, 1997 and 1996 were as follows:

                                  1997                       1996
--------------------------------------------------------------------------
Gross gains                   $    753                  $       -
Gross losses                         -                    (5,244)

There were no securities available for sale pledged at December 31, 1997. Securities available for sale with a carrying amount of approximately $715,000 at December 31, 1996, were pledged as collateral on trustee deposits and for repurchase agreements.

Changes in the unrealized loss on securities available for sale are as follows:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                                      1997              1996
                                                            ----------------------------------
Balance, beginning                                           $      (23,611)    $       17,059
   Net change in unrealized gains (losses) during the year            13,372           (42,373)
   Amortization of unrealized loss on security transferred
        to held to maturity                                           11,826              145
   Allocation of changes to minority interest in subsidiary            (895)            1,558
                                                             ---------------------------------
Balance, ending                                              $           692    $    (23,611)
                                                             ---------------------------------

Note 5.  Loans

The composition of net loans as of December 31, 1997 and 1996 is as follows:

                                          1997             1996
                               -----------------------------------
Commercial                     $      3,300,273  $      3,641,451
Commercial real estate                2,899,810         3,342,084
Residential real estate               3,177,722         3,579,962
Consumer                              3,263,059           915,062
Other                                    43,193            57,953
                               -----------------------------------
                                     12,684,057        11,536,512
                               -----------------------------------

Allowance for loan losses              (288,802)         (196,140)
Deferred loan fees and
purchased premiums, net                  68,023            74,401
                               -----------------------------------
Loans, net                     $     12,463,278  $     11,414,773
                               -----------------------------------

Activity in the allowance for loan losses for the years ended December 31, 1997 and 1996 was as follows:

                                              1997             1996
                                    ---------------------------------
Balance, beginning                   $      196,140    $      182,832
Amounts charged off:
   Consumer loans                          (13,620)            (5,326)
   Commercial loans                        (27,359)                 -
Provision for loan losses                   130,000             8,000
Recoveries of amounts charged off
   Commercial loans                           3,641            10,634
                                     ---------------------------------
Balance, ending                      $      288,802    $      196,140
                                     ---------------------------------

The Bank's recorded investment in impaired loans was $15,000 and $56,124 at December 31, 1997 and 1996, respectively. The specific allowance associated with impaired loans, and included in the allowance for loan losses, at December 31, 1997 and 1996, was $7,500 and $24,073, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $55,000 and $45,000, respectively. Interest income on impaired loans, recognized for cash payments received in 1997 and 1996, was not significant.


Note 6.  Premises and Equipment

The  major  classes  of  premises  and  equipment  and  the  total   accumulated
depreciation as of December 31, 1997 and 1996 are as follows:

                                                       1997             1996
                                              -------------------------------
Leasehold improvements                         $      705,408    $    675,332
Furniture, fixtures, and equipment                    534,974         536,105
                                              -------------------------------
                                                    1,240,382       1,211,437
Less accumulated depreciation and amortization        840,583         781,162
                                              -------------------------------
                                               $      399,799    $    430,275
                                              -------------------------------


Note 7.  Deposits

The composition of interest-bearing deposits at December 31, 1997 and 1996 is as follows:

                                                    1997              1996
                                             -------------------------------
Now accounts                                 $   1,602,893    $   1,167,277
Money market accounts                            3,690,050        3,584,884
Savings accounts                                   431,153          363,789
Certificates of deposit less than $100,000       4,276,204        5,203,073
Certificates of deposit of $100,000 or more      1,700,013        2,090,012
                                             -------------------------------
   Total                                     $  11,700,313    $  12,409,035
                                             -------------------------------

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                                   Less               $100,000
                                   than                  and
                                   $100,000              over           Total
                              -------------------------------------------------
Three months or less           $    1,023,219    $     300,000    $   1,323,219

Over three through six months         650,144          800,000        1,450,144
Over six through twelve months      2,420,661          500,013        2,920,674
Over one through two years            120,757          100,000          220,757

Over two through three years           55,423                -           55,423
Over three through four years           6,000                -            6,000
                               ------------------------------------------------
                               $    4,276,204    $   1,700,013   $    5,976,217
                               ------------------------------------------------




Note 8.  Income Taxes

The net cumulative tax effects of the primary temporary differences as of December 31, 1997 and 1996 are shown in the following table:

                                                            1997        1996
------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for loan losses                     $       42,000   $        -
   Other real estate owned                               25,200       25,200
   Premises and equipment                                41,500       47,900
   Net operating loss carryforward                    2,878,400    2,568,900
   Accrual to cash conversion for income taxes           56,800       40,100
   Other                                                  2,300        7,100
                                                 ----------------------------
              Total deferred tax assets               3,046,200    2,689,200
                                                 ----------------------------
Deferred tax liabilities:
   Allowance for loan losses                                 -        (6,800)
   Deferred loan costs                                 (13,800)      (9,900)
                                                 ----------------------------
              Total deferred tax liabilities           (13,800)     (16,700)
                                                 ----------------------------
                                                      3,032,400    2,672,500
Valuation allowance for deferred tax assets          (3,032,400)  (2,672,500)
                                                 ----------------------------
              Net deferred tax assets            $            -    $       -
                                                 ----------------------------

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased by $359,900 and $219,600 during the years ended December 31, 1997 and 1996, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 1997 and 1996, because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

The Bank has available federal net operating loss carryforwards approximating the following at December 31, 1997:

Expiring December 31,
-----------------------------------
2002               $        143,000
2003                        998,000
2004                        500,000
2005                        759,000
2006                        526,000
2007                        935,000
2008                        905,000
2009                        872,000
2010                        898,000
2011                        288,000
2012                        850,000
                   -----------------
                   $      7,674,000
                   -----------------


Note 9.  Notes Payable

The Company has an unsecured note payable to a trust affiliated with a shareholder in the amount of $100,000 at December 31, 1997 and 1996. The note is due June 30, 1998 and interest is payable quarterly at 8.0%. The due date of the note is automatically extended for additional periods of six months at each due date unless the lender provides 30 days notice of its intent not to permit additional extensions.

The Company also had unsecured notes payable to two directors and officers in the total amount of $150,000 at December 31, 1996. The notes were exchanged for 250,000 shares of Class A Common Stock of the Company on June 30, 1997.


Note 10.  Capital Stock

The Company has authorized the issuance of 5,000,000 shares of Preferred Stock with a par value of $.01 per share. The Certificate of Incorporation created Series A Preferred Stock and authorized the issuance of 1,200,000 shares from the total authorized shares. The Board of Directors has the authority to issue preferred shares in one or more classes, to fix the number of shares constituting any class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption and the liquidation preference of such class.


The Series A Preferred Stock is convertible into common stock on a share-for-share basis upon the occurrence of certain events. Dividends are payable quarterly, when declared by the Board of Directors, on the Series A Preferred Stock at an annual rate of $.06 per share. Accumulated but unpaid dividends for any past quarterly dividend periods will be cumulative and accrue without interest. No dividends may be declared or paid on common stock of the Company and no common stock shall be redeemed until all dividends in arrears on the Series A Preferred Stock have been paid. In addition, holders of Series A Preferred Stock shall also receive a dividend any time a dividend is declared on the Class A Common Stock generally on a share for share basis. No dividends have been declared on the Series A Preferred Stock since the inception of the Company. Accumulated dividends at December 31, 1996 totaled approximately $120,000. All shares of Series A Preferred Stock which were issued and outstanding on December 31, 1996 were converted into Class A Common Stock during the year ended December 31, 1997 and accumulated but unpaid dividends were settled by the issuance of Class A Common Stock at a price of $.60 per share.

Shares of Series A Preferred Stock may be either converted to Class A common stock, generally on a share for share basis, or redeemed at a price of $1.50 per share plus the amount of any dividends in arrears, in the event the Company files a registration statement relating to an initial public offering of the Class A Common Stock. Shares of Series A Preferred Stock may be redeemed at a price of $1.50 per share plus the amount of any dividends in arrears, in the event the Company (1) merges with another company and does not remain as the continuing corporation, (2) sells or transfers all or substantially all of its assets to another corporation, or (3) the Company is liquidated, dissolved or otherwise winds up its business. In the event of a stock split, reverse stock split or stock dividend resulting in an increase or decrease in the number of shares of common stock outstanding, the conversion price of the Series A Preferred Stock shall be correspondingly increased or decreased proportionately.


Note 11.  Officer and Stock-Based Compensation

At June 30, 1997, the Company settled contractual liabilities under employment agreements with two officers totaling $207,072, through the issuance of 345,120 shares of Class A Common Stock. In addition, the Company has recognized liabilities totaling approximately $290,000 at December 31, 1997 for additional amounts due to the two officers for services performed in connection with their employment agreements.

Under the Incentive Stock Option Plan (the "Plan") adopted by the Bank in 1988, the Bank is authorized to grant options for the purchase of up to 20% of the outstanding common shares of the Bank (420,390 shares at December 31, 1997). All directors, officers and employees of the Bank are eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant, but in no event may the price be less than the par value of such stock. Options granted under the plan expire no more than 8 years from the date of issue, or upon termination of employment. The Plan expires July 1, 2000, and no additional options may be granted after that date under the Plan. The weighted-average remaining life of options outstanding at December 31, 1997 and 1996 is 5.5 years and 6.2 years, respectively.

A summary of the options for the purchase of common stock of the Bank outstanding as of December 31, 1997 and 1996, and changes during the years then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates of 6 percent for 1997 and 7 percent for 1996 and expected lives of 6 years for both years.

                                                 1997                             1996
                                     -------------------------------------------------------------
                                                  Weighted-Average                Weighted-Average
                                     Shares       Exercise         Shares         Exercise
                                                  Price                           Price
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year          319,690 $        1.00        193,930    $       1.00
Granted                                    95,180          1.00        137,760            1.00
Exercised                                      --                           --
Forfeited                                      --                     (12,000)            1.00
                                     -------------                -------------
Outstanding at end of year                414,870          1.00        319,690            1.00
                                     -------------                -------------
Options exercisable at year-end           414,870          1.00       319,690             1.00
                                     -------------                -------------
Weighted-average fair value of
   options granted during the year                $ 0.08                          $ 0.14

In addition to the plan discussed above, the Company has granted stock options for the purchase of shares of common stock of the Company to directors of the Company under various compensation agreements and actions of the Board of Directors, representing a majority of the shareholders. All options for the purchase of common stock of the Company expire 10 years from the date of issue. The weighted-average remaining life of options outstanding at December 31, 1997 and 1996 was 7.0 and 6.7 years, respectively.

A summary of the options for the purchase of common stock of the Company outstanding as of December 31, 1997 and 1996, and changes during the years then ended is presented below. (After giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger discussed in Note 2.) The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates of 6 percent for 1997 and 7 percent for 1996 and expected lives of 9 years for both years, and, no dividends. Volatility was assumed to be zero because there is currently no market for the Company's stock.


                                                 1997                             1996
                                     -------------------------------------------------------------
                                                  Weighted-Average                Weighted-Average
                                     Shares       Exercise         Shares         Exercise
                                                  Price                           Price
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year           667,134 $        0.34        632,801    $      0.26
Granted                                     91,478          1.80         34,333           1.80
Exercised                                        -                            -
Forfeited                                        -                            -
                                     --------------              ---------------
Outstanding at end of year                 758,612          0.51        667,134           0.34
                                     --------------              ---------------
Options exercisable at year-end            758,612          0.51        667,134           0.34
                                     --------------              ---------------
Weighted-average fair value of
   options granted during the year                 $ 0.75                           $  0.84



The Company and its subsidiary apply APB Opinion 25 and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for the stock options discussed above. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per common share and common equivalent share would have been increased to the pro forma amounts indicated below:

                                                     1997          1996
                             ----------------------------------------------
Net loss                     As reported        $ (1,166,654)    (555,339)
                             Pro forma            (1,235,000)    (584,000)

Basic earnings per share     As reported               (0.31)       (0.20)
                             Pro forma                 (0.33)       (0.20)

Note 12.  Earnings per Share

Following is information about the computation of the earnings per share data for the years ended December 31, 1997 and 1996: (After giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger discussed in Note 2.)

                                                                             Per Share
                                              Numerator      Denominator     Amounts
                                             ------------------------------------------
                                                    Year Ended December 31, 1997
                                             ------------------------------------------

Net loss                                     $(1,166,654)
Less preferred stock dividends accrued           (14,834)
                                             ------------
Basic and diluted earnings per share,
   income available to common shareholders   $(1,181,488)      3,771,047    $ (0.31)
                                             =======================================

                                                    Year Ended December 31, 1996
                                             -----------------------------------------

Net loss                                     $ (555,339)
Less preferred stock dividends accrued          (47,752)
                                             ------------
Basic and diluted earnings per share,
   income available to common shareholders     (603,091)      3,088,970     $ (0.20)
                                               =====================================

Convertible preferred stock in the amount of 596,622 shares at December 31, 1996 and options for the purchase of 758,612 shares and 667,134 shares at December 31, 1997 and 1996, respectively, have not been included in the computation of diluted earnings per share for 1997 and 1996 because their inclusion would have been antidilutive as a result of losses being reported for these years.

Note 13.  Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Aggregate loans to, or guaranteed by, these related parties at December 31, 1997 and 1996 and the activity therein for the years then ended was as follows:

                                                     1997           1996
                                                     ----           ----
Balance, beginning                                $  705,057     $  836,331

     New loans                                            -         160,000

     Repayments                                     (450,000)      (291,274)
                                                  --------------------------
Balance, ending                                   $  255,057     $  705,057
                                                  =========================

Note 14.  Leases

The Bank leases its facilities under a noncancelable agreement which expires December 31, 2013. The approximate future minimum lease payments under this lease as of December 31, 1997, are as follows:

Years ending December 31                              Amount
--------------------------------------------------------------
1998                                        $         161,646
1999                                                  166,496
2000                                                  171,490
2001                                                  176,635
2002                                                  181,934
Thereafter                                          2,400,081
                                            ------------------
     Total minimum lease payments           $       3,258,282
                                            ------------------

Total lease expense for the years ended December 31, 1997 and 1996 approximated $214,100 and $226,900, respectively, net of sublease income of approximately $22,900 and $40,600, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.


Note 15.  Restrictions on Retained Earnings and Regulatory Capital Requirements

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, no retained earnings were available for dividend declaration without regulatory approval.

The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Bank meets all capital adequacy requirements required by law as of December 31, 1997.

As of December 31, 1997, the most recent notification from the Federal Reserve categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below:

                                                                                     To Be
                                                                             Adequately Capitalized
                                                           For Capital       Under Prompt Corrective
                                     Actual             Adequacy Purposes     Action Provisions
---------------------------------------------------------------------------------------------
As of December 31, 1997:
   Total Capital (to
      Risk-Weighted Assets)      $  1,046,502   8.9%   $    956,859  8.0%    $ 956,859   8.0%
   Tier I Capital (to
      Risk-Weighted Assets)      $    896,993   7.6%   $    478,430  4.0%    $ 478,430   4.0%
   Tier I Capital (to
      Average Assets)            $    896,993   5.0%   $    711,600  4.0%    $ 711,600   4.0%

As of December 31, 1996:
   Total Capital (to
      Risk-Weighted Assets)      $  1,238,319  11.2%   $    881,360  8.0%    $ 881,360   8.0%
   Tier I Capital (to
      Risk-Weighted Assets)      $  1,099,885  10.0%   $    440,680  4.0%    $ 440,680   4.0%
   Tier I Capital (to
      Average Assets)            $  1,099,885   6.6%   $    670,440  4.0%    $ 670,440   4.0%

Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.

Note 16.  Regulatory Matters and Going Concern Considerations

On  April  13,  1995,  the  Company  entered  into  a  written   agreement  (the
"Agreement") with the Federal Reserve Bank of Atlanta (the "FRB"). Among other items, the written agreement:

     a. Prohibits the declaration or payment of dividends by the Company without the prior written approval of the FRB;

     b. Requires the Company to submit a written plan to maintain an adequate capital position which, at a minimum, addresses and considers (i) current and future capital requirements of the Bank, including the maintenance of adequate capital ratios, (ii) the volume of the Bank's adversely classified assets, (iii) the Bank's anticipated level of earnings, and (iv) the source and timing of additional funds that may be necessary to fulfill future capital requirements;

     c. Prohibits any additional borrowings by the Company, or any payments on existing debt of the Company, without the prior written approval of the FRB;

     d. Prohibits the Company from entering into new financial transactions, or amending the terms of existing agreements, with related parties, without the prior written approval of the FRB; and,

     e. Prohibits the Company from entering into any transaction with the Bank without the prior written approval of the FRB.

On March 17, 1992, the Bank entered into a written agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department"). In addition to requiring the Bank to implement certain operating administrative policy and procedure changes, the written agreement:

     a. Prohibits the declaration or payment of dividends by the Bank without the prior written approval of the FRB and the Department;

     b. Requires the Bank to submit a written plan to maintain an adequate capital position which, at a minimum, addresses and considers (a) current and future capital requirements including the maintenance of minimum capital ratios,
(b) the volume of adversely classified assets, (c) the Bank's anticipated level of retained earnings, and (d) the source and timing of additional funds that fulfill future capital requirements;

     c. Requires that, in the event the Bank's leverage ratio falls below 6.25%, the Bank notify the FRB and the Department about the capital deficiency and submit a written statement detailing the steps to be taken to increase the leverage ratio; and,

     d. Requires the Bank to maintain at all times an allowance for loan losses not less than 1.53% of total loans.


As shown in the financial statements, the Company incurred net losses of $1,166,654 and $555,339 during the years ended December 31, 1997 and 1996, respectively. Despite these losses, the Bank continued to meet the minimum regulatory capital requirements prescribed under prompt corrective action provisions at December 31, 1997. Failure to meet these capital requirements may result in one or more regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator. It is the opinion of management that the ability to meet the prescribed capital requirements in the future is dependent on the ability to raise additional capital, as well as the ability to improve operating results. In the Company's written plan submitted to the FRB, as well as the Bank's written plan submitted to the FRB and the State of Florida Department of Banking and Finance, management has indicated that it intends to raise additional capital through the sale of common stock and that it expects to significantly reduce the loss from operations in 1998. In December 1997 the Company commenced a private offering of up to 1,000,000 shares of common stock at an officer price of $5 per share. The securities may not be offered or sold in the U.S. absent registration under the Securities Act of 1933 or an applicable exemption from registration. The offering is being made in reliance upon applicable exemptions from registration. The Company has sold 144,000 shares under the private offering through April 30, 1998. There can be no assurance that the sale of additional shares can be accomplished. In addition, management believes that improvements in the Bank's profitability in 1998 have been sufficient to eliminate operating losses at the Bank, and expects that such improvement in the Bank's profitability will significantly reduce the Company's loss from operations in 1998.

Note 17.  Commitments and Contingencies

Financial  instruments  with  off-balance-sheet  risk:  The  Bank is a party  to financial instruments with off-balance-sheet risk in the normal course of business, to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

These commitments were as follows at December 31, 1997 and 1996:

                                       1997               1996
                               ----------------------------------
Commitments to extend credit   $    1,995,917    $     1,536,353
Standby letters of credit              58,632             58,632
                               ----------------------------------
                               $    2,054,549    $     1,594,985
                               ----------------------------------

Commitments to extend credit are commitments to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, construction bonding, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate.

Contingencies: In the normal course of business, the bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

In addition, the Company has executed employment agreements with two individuals who are both officers and directors of the Company. Under the terms of the agreements, the Company has agreed to pay base salaries of $175,000 per year, adjusted for inflation, to grant semiannual options for the purchase of 0.6% of the outstanding Class A Common Stock at an exercise price equal to 110% of the per share book value of such shares at the date of grant, and to provide certain other benefits and compensation to the two officers. The employment agreements expire June 10, 2002, except that if the Company does not deliver written notice of its intent to terminate to the officers at least six months prior to that date, the agreements shall automatically renew for an additional five-year period.

The employment agreements also include provisions requiring the payment of up to 200% of an officer's total annual compensation upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.


Financial instruments with concentration of credit risk: The Bank makes commercial, residential and consumer loans to customers primarily in Southeast Florida. A substantial portion of its debtors' abilities to honor their contracts is dependent upon the local economy. The economy of the Bank's primary market area is not heavily dependent on any individual economic sector.

Interest rate risk: The Bank assumes interest rate risk as a result of its normal operations. As a result, the fair values of the Bank's financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to manage interest rate risk. However, borrowers with fixed-rate obligations are more likely to prepay in a falling rate environment and less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.


Note 18.  Additional Cash Flow Information

                                                                   Years Ended December 31,
                                                                   -----------------------------------

                                                                              1997             1996
                                                                 -------------------------------------
Cash flows from securities:
   Securities available for sale:
      Sales                                                        $         782,010 $      1,173,016
      Maturities and paydowns                                                584,473          252,964
      Purchases                                                             (349,945)
   Securities held to maturity:
      Maturities and paydowns                                                541,563          447,846
      Purchases                                                             (245,859)        (399,250)
   Purchases of Federal Reserve Bank stock                                    (3,600)          (5,700)
                                                                     ----------------------------------
                                                                    $      1,308,642 $      1,468,876
                                                                     ----------------------------------

Supplemental disclosures of cash flow information:
    Cash payments for interest                                      $        633,500 $        632,532
Supplemental schedule of Noncash Investing and
   Financing Activities
   Net change in unrealized gain (loss) on securities available
      for sale (Note 4)                                                       24,303         (40,670)
   Issuance of 250,000 shares of Class A Common Stock
      in exchange for notes payable to shareholders (Note 9)                 150,000                -
   Issuance of 345,120 shares of Class A Common Stock
      as compensation for officers (Note 11)                                 207,072                -
   Addition of 256,088 shares of Class A Common Stock
      in connection with reverse merger (Note 2)                               6,025                -



Note 19.  Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one month from the transaction date. The securities sold under the repurchase agreements are held in safekeeping for the Bank and are identified as pledged by the safekeeping agent. Securities sold under agreements to repurchase averaged approximately $8,000 and $65,000 during 1997 and 1996, respectively, and the average interest rate was approximately 5.5 percent. The maximum amount outstanding at any time during 1997 and 1996 was $750,000.


Note 20.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximated their fair values.

Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, values are based on carrying values. Fair values for other loans are estimated on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Management believes that the allowance for loan losses is an appropriate indication of the applicable credit risk associated with determining the fair value of its loan portfolio and the allowance has been deducted from the estimate fair value of loans.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Off-balance sheet instruments: Fair values for the Bank's off-balance sheet instruments, primarily lending commitments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value for such commitments are nominal.

Deposit liabilities: The fair values of demand deposits and passbook savings equal their carrying amounts which represents the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other liabilities: The carrying amount of other liabilities approximates their fair value.


Following is a summary of the carrying amounts and approximate fair values of the Bank's financial instruments at December 31, 1997 and 1996:

                                                                           1997
                                                                 ------------------------------
                                                                    Carrying             Fair
                                                                     Amount              Value
                                                                 -------------------------------

Cash and cash equivalents                                       $   1,107,669  $      1,107,669
Investment securities (including Federal Reserve Bank stock)        2,270,588         2,286,391
Loans receivable                                                   12,463,278        12,588,248
Accrued interest receivable                                           125,870           125,870
Deposits                                                           15,675,312        15,680,210
Other liabilities                                                     758,550           758,550
Commitments to extend credit                                                -                 -

                                                                           1996
                                                                 ------------------------------
                                                                    Carrying             Fair
                                                                     Amount              Value
                                                                 -------------------------------
Cash and cash equivalents                                        $  4,236,602  $      4,236,602
Investment securities (including Federal Reserve Bank stock)        3,545,927         3,530,737
Loans receivable                                                   11,414,773        11,515,557
Accrued interest receivable                                           106,715           106,715
Deposits                                                           18,256,203        18,284,700
Other liabilities                                                   1,305,805         1,305,805
Commitments to extend credit                                                -                 -


Note 21.  Year 2000 Issue

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in the conduct of its business activities.

Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial statements.

Note 22.  Parent Company Only Financial Statements

Condensed financial statements for Southern Security Bank Corporation are presented below:

                       Southern Security Bank Corporation
                       Parent Company Only Balance Sheets
                           December 31, 1997 and 1996

                                                  1997           1996
ASSETS
                                             --------------------------------
Cash                                         $       721         $      5,202
Investment in Southern Security Bank             843,231              982,879
Other assets                                      36,408               79,780
                                             --------------------------------
                                             $   880,360         $  1,067,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                              $   100,000         $    250,000
  Other liabilities                              307,530               96,693
                                             --------------------------------
    Total liabilities                            407,530              346,693

Stockholders' equity                             472,830              721,168
                                             --------------------------------
                                             $   880,360         $  1,067,861


                       Southern Security Bank Corporation
                  Parent Company Only Statements of Operations
                     Years Ended December 31, 1997 and 1996

                                                  1997           1996
                                             --------------------------------
Equity in net loss of Southern
 Security Bank                               $   (283,951)       $    (198,911)
Interest expense                                    6,117               8,000
Other expenses                                    876,586              348,428
                                             --------------------------------
Net (loss)                                   $ (1,166,654)       $    (555,339)

                       Southern Security Bank Corporation
                  Parent Company Only Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996

                                                  1997           1996
                                             --------------------------------
Net (loss)                                   $ (1,166,654)        $    (555,339)
Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
 Equity in net loss of Southern Security
   Bank                                           283,951              198,911
 Issuance of common
   stock as compensation for officers             207,072                    -
 Other                                            260,234              144,973
                                             --------------------------------
Net cash (used in) operating activities          (415,397)            (211,455)

Net cash (used in) investing activities          (120,000)            (165,000)

Net cash provided by financing activities         530,916              331,400
                                             --------------------------------
Increase (decrease) in cash and cash
 equivalents                                       (4,481)             (45,055)
Cash and cash equivalents
 Beginning                                          5,202               50,257
                                              --------------------------------
 Ending                                      $        721        $       5,202
                                              ================================


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


                        Annual Compensation                                 Long-Term Compensation
        Name and
   Principal Position                                                                           All Other
                                                                                                Compen-
                                                                                                sation
                                                                      Securities
                             Year           Salary    Other Annual    Underlying    LTIP
                                                      Compensation    Options/      Payouts ($)
                                                                      SARs (#)
----------------------------------------------------------------------------------------------------------------

Philip C. Modder, Chairman   1997        $175,000     $17,000(1)      48,807        -0-          $ -0-
and President                1996        $127,000     $17,000(1)      19,619        -0-          $ -0-
                             1995        $149,000     $17,000(1)      18,692        -0-          $ -0-
----------------------------------------------------------------------------------------------------------------

James L. Wilson, Chief       1997        $175,000      17,000(1)      42,671        -0-          $ -0-
Executive Officer            1996        $103,000      17,000(1)      14,714        -0-          $ -0-
                             1995        $125,000      17,000(1)      15,966        -0-          $ -0-

(1) Includes Term Life Insurance premiums and automobile allowances of $10,800 to Messrs. Modder and Wilson.

      The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 1997.

                                      Option / SAR Grants in Last Fiscal Year


                        Number of Securities  % of Total Options/SAR's     Exercise or   Expiration
                        Underlying Options /  Granted to  Employees in     Base Price    Date
Name                    SAR's Granted         Fiscal Year                  ($/Share)
------------------------------------------------------------------------------------------------------------
Philip Modder           48,807                53%                          $0.24         6/30/2007

James Wilson            42,671                47%                          $0.24         6/30/2007

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


               Aggregated Option/SAR Exercises in Last Fiscal Year
                                       and
                        Fiscal Year-End Option SAR Values


                                                              Number of                  Value of
                                                              Securities                 Unexercised
                                                              Underlying                 In-the-Money
                                                              Unexercised                Options/SAR's
                       Shares Acquired                        Options/SAR's at FY-End    at FY-End
Name                   on Exercise      Value Realized        Exercisable/               Exercisable/
                                                              Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------------------------

Philip Modder          -0-              -0-                   282,785 / 0                $-0-(1)

James Wilson           -0-              -0-                   209,018 / 0                $-0-(1)

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

     The Employment Agreements provide that Modder and Wilson shall each serve for a five year term from June 11, 1997, except that if the Company does not deliver written notice to the respective executive at least six months prior to the end of the term it shall automatically renew for an additional five year term. Each Employment Agreement provides for the following compensation to the executive: (I) the executive will be paid a base salary of $175,000 per year, subject to annual increase by the greater of the change in the Consumer Price Index ("CPI") or 5%; (ii) the executive will be paid a bonus equal to 2.5% of the pre-tax net income of the Company; (iii) if the Company acquires the assets of any existing financial institution, the executive shall receive a bonus equal to 0.20% of the gross assets for each such transaction; (iv) the executive shall during term of the Agreement receive semi-annual grants on July 1st and January 1st of stock options equal to 0.6% of the outstanding Class A Common Stock of the Company exercisable at 110% of per share book value of such stock on the day preceding the grant (the executives have agreed that options granted on July 1, 1997 and January 1, 1998 are exercisable at the price at which shares were offered in private placements on or about the date of grant -- $1.80 per share in the case of the July 1, 1997 options and $5.00 per share in the case of the January 1, 1998 options); (v) if permitted by law and in accordance with applicable federal and state regulations, loans equal to the exercise price of the options granted at interest rates not greater than prime plus 1% with a term of not less than 30 months; (vi) if any of the options is not an "incentive stock option" under the Internal Revenue Code, reimbursement of any taxes the executive is required to pay by reason thereof; (vii) disability insurance coverage providing for benefits in the amount of 60% of the executives total annual compensation subject to cost of living adjustments equal to the lesser of the change in the CPI or 12% per annum; (viii) a whole life insurance annuity policy in the face amount of $1,750,000 plus reimbursement of any income taxes the executive is required to pay as a result of payment of the premiums on such insurance policy; (viii) family membership in two country clubs; (ix) an automobile allowance of $900 per month adjusted annual in accordance with the CPI plus sales taxes, insurance and operating costs of the auto; and (ix) comprehensive medical and dental insurance.

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

Compensation of Directors: At present the Company does not compensate any of its directors for their services to the Company as directors, although they may do so in the future, subject to applicable regulatory approval. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Company's Bank subsidiary compensates its directors, some of whom are directors of the Company, by annual grants of options to purchase up to 17,200 shares of the Bank's common stock. Such options are exercisable at the greater of fair market value or par value of the Bank's shares on the date of grant, and are exercisable for a period of eight years, except that in the case of Messrs. Modder and Wilson, they are exercisable at the greater of 110% of fair market value or par value on the date of grant for a period of five years.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  following  table  sets  forth  certain   information   regarding  the
beneficial ownership of the Company's Common Stock as of June 1, 1998, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company's voting securities.


Name and Address of                  Number of       % of Outstanding
Beneficial Owner                     Shares           Shares
-------------------------------------------------------------

Philip C. Modder
3475 Sheridan Street
Hollywood, FL  33021                 1,008,613 (2)    19.6%

James L. Wilson
3475 Sheridan Street
Hollywood, FL  33021                   921,513 (3)    17.5%

Jack E. & Molly W. Butler, TTE's
U/A dtd 11/13/90
2363 Loblolly Lane
Deerfield Beach, FL  33442             309,343 (4)     5.9%

Robert D. & Martha L. Butler,
TTE's
U/A dtd 3/29/90
84 Southeast 4th Avenue
Deerfield Beach, FL  33441             312,948 (5)     5.9%

Linda K. Strasser
6770 N.W. 87th Avenue
Parkland, FL  33067                    398,128 (6)     7.6%

Timothy S. Butler
H.C. 10, Box 580
Lakemont, GA  30552                    449,738 (7)     8.5%

Harold C. Friend
3475 Sheridan Street
Hollywood, FL  33021                   281,688 (8)     5.4%
      ------------------------------------------
(1)  Based on information supplied by the persons indicated.
(2) Includes options to purchase 308,583 shares that are exercisable within 60 days, and 67,511 shares owned by Mr. Modder's wife.
(3) Includes options to purchase 234,816 shares that are exercisable within 60 days, and 40,844 shares owned by Mr. Wilson's wife.
(4) Jack E. and Molly W. Butler share voting and investment power with respect to such shares.
(5) Robert D. and Martha L. Butler share voting and investment power with respect to such shares.
(6) Includes 16,667 shares owned by Linda Strasser's husband and options owned by him to purchase 100,841 shares that are exercisable within 60 days.
(7) Includes 250,000 shares owned by a trust as to which Mr. Butler has sole voting and investment power and options to purchase 134174 shares that are exercisable within 60 days.
(8 Includes options to purchase 19,953 shares that are exercisable within 60 days, 40,933 shares owned by Mr. Friend's wife, and 152,467 shares owned by Mr. Friend as custodian for his children.

      The following table sets forth information concerning the beneficial ownership of the Company's Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of June 1, 1998.


                                Shares of Class A      Percent (%) of
Name (1)                           Common Stock        Class

Philip C. Modder                  1,008,613 (2)           19.2%

James L. Wilson                     921,513 (2)           17.5%

Eugene J. Strasser                  398,128 (3)            7.6%

Harold C. Friend                    281,688 (2)            5.4%

Robert D. Butler                     42,890 (4)            0.8%

Timothy S. Butler                   449,738 (2)            8.5%

All directors and executive
officers as a group (7 persons)
                                  3,101,570 (5)           58.9%

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


Item 12.  Certain Relationships and Related Transactions


                              CERTAIN TRANSACTIONS

     On September 30, 1993, the Company received from Philip Modder, the Chairman of the Company, and James Wilson, the President of the Company, $100,000 and $50,000, respectively, in services and assistance in payment of organizational expenses of the Company, and they received non interest bearing notes therefor (the "Notes"). On June 30, 1997, in exchange for elimination of the Notes, the Company sold 945,269 shares of its Common Stock to Philip Modder, and 472,634 shares of its Common Stock to James Wilson, in each case at an agreed upon fair value of $0.10579 per share (110% of the then per share book value). On the same date, Messrs. Modder and Wilson entered into an agreement with the Board of Directors of the Company pursuant to which they eliminated certain obligations of the Company to them for unpaid wages and benefits under the terms of their employment agreements ($78,563 in the case of Mr. Modder, and $128,563 in the case of Mr. Wilson) in exchange for the Company issuing Common Stock to them (742,632 shares and 1,215,266 shares, respectively) at the agreed upon value of $.10579 per share. Messrs. Modder and Wilson subsequently agreed with the Company to revalue the shares of Common Stock issued on June 30, 1997 at $.60 per share and, as a result, the Company rescinded the issue of 2,780,590 of the shares (1,390,085 each) made to them on June 30, 1997. As of December 31, 1997, the Company owed $222,000 to Mr. Modder and $68,000 to Mr. Wilson for unpaid back wages and benefits.

     The Company currently owes $100,00 to a trust affiliated with Jack E. Butler, who is the father of Timothy S. Butler and the uncle of Robert D. Butler, who are directors of the Company, pursuant to the terms of a note that bears interest at the rate of 8% per annum payable quarterly (the "Butler Note"). The Butler Note was issued on December 29, 1993 and matures every six months, when it is automatically renewed unless the trust notifies the Company of its intention to call the note 60 days prior to such maturity date. The next maturity date of the Butler Note is on June 30, 1998.


13.  Exhibits and Reports on Form 8-K

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

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997*

     3.(i)

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996**

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1997**

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation*

          (ii) By-laws of the registrant***

     4.1  Stock Certificate for Class A Common Stock***

     9.0  Voting Trust Agreement--N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1997***(1)

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto***(1)

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip
C. Modder and James L. Wilson(1)***

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 -- corrected version filed herewith.

     11.0 Statement re Computation of Per Share Earnings -- N/A.

     13.0 Annual Report to security holders for the last fiscal year -- N/A

     16.0 Letter re change of Certifying Accountant -- N/A

     17.0 Letter re change in accounting principles -- N/A

     21.0 Subsidiaries of the Registrant -- ***

     22.0 Published Report re matters submitted to vote -- N/A

     23.0 Consent of experts and counsel -- N/A

     27.0 Financial Data Schedule -- filed herewith.

_________

   * Filed as an exhibit to Form 8-K of the registrant filed on November 25, 1997.

   **  Filed as an exhibit to Form 10-SB of the registrant filed 7/31/97

   *** Filed as an Exhibit to Form 10-KSB filed on April 2, 1998.

   (1) Management compensation plan or arrangement.

   (b) Reports filed on Form 8-K. The following reports on Form 8-K were filed subsequent to November 30, 1997.

        (i)  Form 8-K filed November 25, 1997

        (ii) Form 8-K/A filed February 6, 1998

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHERN SECURITY BANK CORPORATION


May 29,  1998                       By: s/ James L. Wilson
                                        --------------------------------
                                         Name:  James L. Wilson
                                         Title: Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;


Signature                          Title                         Date


(i)  Principal Executive Officer:   Chief Executive Officer        May 29, 1998

     s/ James L. Wilson
     ----------------------------
     James L. Wilson


(ii) Principal Accounting and       Vice President                 May 31, 1998
     Financial Officer:

     s/ Floyd D. Harper
     ----------------------------
     Floyd D. Harper


(iii) Directors:


     s/Philip C. Modder             Chairman of the Board          June 2, 1998
     ----------------------------
     Philip C. Modder

     s/James L. Wilson              Vice Chairman                  May 29, 1998
     ----------------------------
     James L. Wilson

     s/Timothy S. Butler            Director                       June 2, 1998
     ----------------------------
     Timothy S. Butler

     s/Harold C. Friend             Director                       June 1, 1998
     ----------------------------
     Harold C. Friend

     s/Robert D. Butler             Director                       June 2, 1998
     ----------------------------
     Robert D. Butler

     s/Eugene J. Strasser           Director                       June 2, 1998
     ----------------------------
     Eugene J. Strasser

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

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997*

     3.(i)

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996**

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1997**

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation*

          (ii) By-laws of the registrant***

     4.1  Stock Certificate for Class A Common Stock***

     9.0  Voting Trust Agreement--N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1997***

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1998***

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip
C. Modder and James L. Wilson***

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 -- corrected version filed herewith.

     11.0 Statement re Computation of Per Share Earnings -- N/A.

     13.0 Annual Report to security holders for the last fiscal year -- N/A

     16.0 Letter re change of Certifying Accountant -- N/A

     17.0 Letter re change in accounting principles -- N/A

     21.0 Subsidiaries of the Registrant -- ***.

     22.0 Published Report re matters submitted to vote -- N/A

     23.0 Consent of experts and counsel -- N/A

     27.0 Financial Data Schedule -- filed herewith.

_________

   *   Filed as an exhibit to Form 8-K of the  registrant  filed on 11/25/97.

   **  Filed as an exhibit to Form 10-SB of the registrant filed on 7/31/97

   *** Filed as an Exhibit to Form 10-KSB of the registrant filed on 4/2/98.