Form 10QSB
period 1998-03-31
SOUTHERN SECURITY BANK CORP
filed 1998-06-18
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              -----------

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1998
         Commission File No: 0-22911

                    SOUTHERN SECURITY BANK CORPORATION
      (Exact name of small business issuer as specified in charter)

      Delaware                                        65-0325364
(State or other jurisdiction                   (IRS Employer Identification
 of incorporation)                                        Number)

              3475 Sheridan Street,  Hollywood,  FL 33021
                (Address of principal executive offices)

                            (954) 985-3900
                     (Issuer's telephone number)
             --------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days YES X NO_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 15, 1998 (latest practicable date):

           (a) Class A Voting Common Stock: 4,436,673 shares
           (b) Class B Non-Voting Common Stock:   0

Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
     CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION - UNAUDITED

     March 31, 1998 and December 31, 1997


ASSETS                                March 31, 1998        December 31, 1997
-------------------------------------------------------------------------------



Cash and due from banks                $  2,498,378          $  1,107,669

Federal Funds sold                        3,729,000                     0
                                       ____________          ____________

  Total cash and cash equivalents         6,227,378             1,107,669

Securities held to maturity               1,820,960             1,827,494

Securities available for sale               363,903               380,094

Federal Reserve Bank stock, at cost          63,100                63,100

Loans, net                               15,960,656            12,463,278

Premises and equipment                      394,145               399,799

Other real estate owned                     421,297               406,298

Accrued interest receivable                 168,641               125,870

Other assets                                232,464               158,360
                                            _______               _______

                                       $ 25,652,544          $ 16,931,962
                                       ============          ============


     See Notes to Consolidated Financial Statements

     SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
     CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION - UNAUDITED

     March 31, 1998 and December 31, 1997



LIABILITIES                                        March 31, 1998    December 31, 1997
--------------------------------------------------------------------------------------

Liabilities:

  Noninterest-bearing deposits                       $  5,510,442    $  3,974,999

  Interest-bearing deposits                            18,838,661      11,700,313
                                                       ----------      ----------
         Total deposits                                24,349,103      15,675,312

  Federal funds purchased                                       0         206,000

  Securities sold under repurchase agreements                   0               0

  Notes payable                                           100,000         100,000

  Other liabilities                                       663,868         452,550
                                                       ----------      ----------
         Total liabilities                             25,112,971      16,433,862
                                                       ----------      ----------


Commitments and contingencies
Minority interest in subsidiary                            24,759          25,270
                                                       ----------      ----------
Stockholders' equity

  Series A Preferred Stock                                      0               0

  Class A Common Stock                                     43,397          42,997

  Class B Common Stock                                          0               0

Surplus                                                 4,414,971       4,215,371

Accumulated Profit/Loss                               (3,946,620)     (3,786,230)


Unrealized gain (loss) on securities for sale, net          3,066            692
                                                      -----------      ----------
         Total stockholders' equity                       514,814         472,830
                                                      -----------      ----------
Total liabilities and stockholders' equity             25,652,544      16,931,962
                                                      ===========      ==========



     See Notes to Consolidated Financial Statements

     SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS - UNAUDITED
     Three Months Ended
     March 31, 1998 and 1997


                                                   March 31, 1998   March 31, 1997
                                                   --------------   --------------
Interest Income:

  Interest and fees on loans                         $    339,210   $    283,229

  Interest and dividends on securities                     38,250         60,131

  Interest on fed funds sold & repurchase agreements       47,990          6,944
                                                       ----------     ----------
                                                          425,450        350,304

Interest Expense:

  Deposits                                                202,624        143,047
                                                       ----------     ----------
         Net interest income                              222,826        207,257

Provisions for loan losses                                      0              0
                                                       ----------     ----------

         Net interest income after provision for loan     222,826        207,257
         losses
                                                       ----------     ----------
Other Income:

  Service charges on deposit accounts                      27,221         19,186

  Securities losses, net                                        0              0

  Other                                                    16,415         26,280
                                                       ----------     ----------

         Total other income                                43,636         45,466
                                                       ----------     ----------
Other expenses:

  Salaries and employee benefits                          204,848        310,517

  Occupancy and equipment                                  74,889        106,669

  Data and item processing                                 14,628         22,767

  Professional fees                                        33,105         20,477

  Insurance                                                13,080         12,703

  Other                                                    86,882         58,962
                                                       ----------     ----------

         Total other expenses                             427,432        532,095
                                                       ----------     ----------

         Net Profit (Loss) before minority interest in
         net profit (loss) of subsidiary                (160,970)      (279,372)

Minority interest in net profit (loss) of subsidiary          580          1,943
                                                       ----------     ----------

         Net (loss)                                   $ (160,390)    $ (277,429)
                                                      ===========    ===========
Basic and diluted earnings per share                  $    (0.04)    $    (0.07)
                                                      ===========    ===========


SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - UNAUDITED
Three Months Ended
March 31, 1998 and 1997

                                                         March 31, 1998   March 31, 1997
                                                         --------------   --------------

Cash Flows from Operating Activities

  Net Income (loss)                                       $  (160,390)    $  (277,429)

  Adjustments  to  reconcile  net  profit
  (loss) to net cash used in  operating
  activities:

    Net accretion on securities                                  (525)            859

    Provision for loan losses                                        0              0

    Depreciation and amortization                               19,681          29,697

    Securities (gains) losses, net                                   0               0

    Minority interest in net loss of subsidiary income           (580)         (1,943)

    (Increase) decrease in:

         Accrued interest receivable                          (42,771)        (26,887)

         Other assets                                         (74,104)       (108,726)

    Increase in other liabilities                              211,318          74,027
                                                            ----------      ----------
         Net cash provided by (used in ) operating          $ (47,371)      $(310,402)
         activities                                         ----------      ----------

Cash Flows from Investing Activities

  Net cash flows from securities                                25,694       (169,929)

  (Purchase) Sale of Federal Reserve Bank/Federal                    0               0
  Home Loan Bank stock

  Loan originations and principal collections on loans-        142,515         830,180
  net

  Purchase of loans - net                                  (3,639,893)               0

  Purchase of premises and equipment - net                    (14,027)         (9,776)

  (Increase) Decrease of other real estate owned              (15,000)        (25,661)
                                                          -----------      -----------
         Net cash provided by (used in) investing         $(3,500,711)     $   624,814
         activities                                       -----------      -----------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased         (206,000)       (750,000)
  and securities sold under repurchase agreements

  Net increase (decrease) in deposits                        8,673,791     (1,762,309)


  Net increase (decrease) in notes payable                           0               0

Proceeds from issuance of stock                                200,000         273,600

Dividends paid on stock                                              0               0
                                                           -----------   -------------
         Net cash provided by (used in) financing          $ 8,667,791   $ (2,238,709)
         activities                                        -----------   -------------

         Net increase (decrease) in cash and cash            5,119,709     (1,924,297)
         equivalents

Cash and cash equivalents, Beginning                         1,107,669       4,236,602
                                                           -----------     -----------
Cash and cash equivalents, Ending                          $ 6,227,378     $ 2,312,305
                                                           ===========     ===========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                  Three Months Ended
                                                        March 31
                                                  ------------------
                                                  1998         1997
                                                  ----         ----

Net Income                                        (160,390)    (277,429)

Other comprehensive income:
     Unrealized holding gains
     arising during period                           2,375        8,526
                                                   ---------    --------
Comprehensive Income                               (158,015)   (268,903)
                                                   =========    ========

See Notes to Consolidated Financial Statements

         Notes to Condensed Consolidated Financial Statements (unaudited)

The accompanying unaudited condensed consolidated financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended March 31, 1998, have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company' annual report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.


All material intercompany balances and transactions have been eliminated.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gain or losses on the Company's available-for-sale investments, which prior adoption were reported separately in stockholders' equity, to be included in other comprehensive income. All of the Company's other comprehensive income relates to net unrealized gain (losses) on available-for-sale investments.

The Company is a bank holding company that owns 97.3% of the outstanding capital stock of the Bank. The Company is organized under the laws of the state of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Effective for the year ended December 31, 1997, the company was required to adopt the Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

Following is information about the computation of earnings per share data for the periods ended March 31, 1998 and December 31, 1997, after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger executed November 12, 1997.

                                                                      Per-Share
                                             Numerator  Denominator   Amounts
                                             ----------------------------------
                                             Three months ended March 31, 1998
                                             ----------------------------------
Net Loss                                     $ (160,390)
                                             -----------
Basic and diluted earnings per share,
income available to common shareholders      $ (160,390)  4,299,763    $ (0.04)
                                             ----------------------------------

                                             Three months ended March 31, 1997
                                             ----------------------------------
Net Loss                                     $ (277,429)

Less preferred stock dividends accrued         (  7,417)
                                             -----------
Basic and diluted earnings per share,
income available to common shareholders      $ (284,846)  3,977,755    $ (0.07)
                                             ----------------------------------

Options for the purchase of 667,134 shares at March 31, 1997 and 810,207 shares at March 31, 1998 have not been included in the computation of diluted earnings per share for March 31, 1998 and March 31, 1997 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated operating results and financial condition of Southern Security Bank Corporation ("Company") and it's subsidiary Southern Security Bank ("Bank") for the three month period ended March 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997 TO
MARCH 31, 1997

Financial Condition

Total assets increased by 8.7 million, or 51.5%, from $16.9 million at December 31, 1997, to $25.6 million at March 31, 1998, with the increase principally consisting of consumer loans and federal funds.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available-for-sale investments, increased by $3.7 million to $4.1 million at March 31, 1998, from $.4 million at December 31, 1997.

The Company's net loans receivables increased by $3.5 million or 28.2%, to $16.0 million at March 31, 1998, from $12.4 million at December 31, 1997, primarily due to the purchase of $3.6 million of individually underwritten consumer loans. The loans purchased were fixed rate at market secured by automobiles with each fully amortizing. These loans were purchased primarily to invest the proceeds from deposits, loan repayments, and to enhance overall earnings performance.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.

Allowance for credit losses  Three months ending      Year ending
                                  March 31, 1998      December 31, 1997

Beginning Balance                     $  288,802          $  196,140
Total charge-offs                         17,967              40,979
Total recoveries                           5,397               3,641
Provision for credit losses                    0             130,000
   Balance at end of period           $  276,232          $  288,802
Classified loans & discount           $        0          $   23,713
Other real estate                        421,297             406,297
    Total classified                     421,297             430,010

Total loan and discount              $16,236,887         $12,752,080

Allowance to total loans and discount          1.70%               2.26%

Classified assets /loans & discount            2.59%               3.37%

Deposits increased by $8.6 million, or 54.8%, to $24.3 million at March 31, 1998 from $15.7 million at December 31, 1997. Management believes this increase is attributable to the Company's offering of competitive interest rates and personalized service in a market area dominated by super-regional banks and continued industry consolidation.

Capital

The Company's total stockholders' equity was $514,814 at March 31, 1998, an increase of $41,984., or 8.9%, from $472,830. at December 31, 1997. The increase is due primarily to the issuance of 40,000 shares of Class A Common stock during the first quarter of 1998 pursuant to an offering with net proceeds of $200,000.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgement by the regulators about interest rate risk, concentration of credit risk and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined) and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

Bank Capital Ratios           April 30, 1998   December 31, 1997  Adequately

Total risk-weighted capital:     9.08%             8.92%            8.00%
Tier I risk-weighted capital:    7.82%             7.65%            4.00%
Leverage:                        6.31%             5.08%            4.00%

Liquidity

The Company's principals sources of liquidity and funding are generated by the operations of its subsidiary Southern Security Bank ("Bank") through its diverse deposit base as well as loan participations. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits are influenced by general interest rates, economic conditions and competition, among other things.

The Company's liquidity at March 31, 1998, consisted of $6.2 million in cash and cash equivalents and $.4 in available-for-sale investments, for a total of $6.6 million, compared with a total of $1.5 million at year-end 1997, an increase of approximately $4.9 million.

Results of Operations

Comparison of results in this section are for the three month periods ended March 31, 1998 and March 31, 1997.

Net income for the quarter ended March 31, 1998 was a loss of $160,390 compared to a loss of $277,429 for the three month period ended March 31, 1997. This was an improvement of $117,039 or 42.2%. Earnings for the quarter ended March 31, 1998 as compared to the same quarter last year were primarily impacted by an increase in net interest income and a decrease in operating expenses, as discussed below.

Net Interest Income

Net interest income before provision for loan losses for the quarter ended March 31, 1998 was $222,826 as compared to $209,290 for the quarter ended March 31, 1997, an increase of $13,536 or 6.5%.

The increase in net interest income for the three months ended March 31, 1998 was in part due to higher yields from interest and fees on loans. Income from interest earning deposits, securities and mortgage backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $21,880 from $60,130 for the three months period ended March 31, 1997 to $38,250 for the three month period ended March 31, 1998. During these same periods the balance of net loans increased by $5,376,063 to $15,960,656 and the investment portfolio decreased by 1,524,329 to $2,247,963.


Interest expense on deposits increased $59,583 during the quarter, and amounted to $141,047 at March 31, 1997 as compared to $220,624 at March 31, 1998. The actual increase in interest bearing deposits was $5,874,008 from $12,964,653 at March 31, 1997 to $18,838,661 at March 31, 1998.

Operating expenses

Operating expenses decreased by $104,693, or 19.6% from $532,095 at March 31, 1997 to $427,432 at March 31, 1998. The decrease of $104,693 in other expenses for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 includes decreases in salaries and employee benefits. Additionally, there was a decrease in occupancy and equipment of $31,780. The Company and the Bank occupy the same quarters and in June 1997 the lease was renegotiated reducing the Company's obligation. Expenses other than salaries and occupancy increased from $116,943 for the three months ended March 31, 1997 to $149,694 for the three months ended March 31, 1998.

Provision for Loan Losses

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $276,000 at March 31, 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 1998 and no additional provision was expensed during the first three months of 1998.

Provision for Income Taxes

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ending March 31, 1998 and 1997 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

                  None.

Item 2.  Changes in Securities and Use of Proceeds

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Securities Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits.  The following exhibits are filed as part of this report.

     2.1 Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997 (1)


     2.2 Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997 (1)

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997 (1)

     3.(i) Articles of Incorporation

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation (1)

     (ii) By-laws of the registrant (3)

     4.1  Stock Certificate for Class A Common Stock (3)

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (3) *

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto (3) *

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson (3) *

     10.4 Agreements between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (4)

     11.0 Statement of Computation of Per Share Earnings -- N/A

     15.0 Letter on Unaudited Interim Financial Information -- N/A

     18.0 Letter re change in accounting principles --N/A

     19.0 Reports furnished to security holders --N/A

     22.0 Published report re matters submitted to vote N/A

     23.0 Consent of experts and counsel -- N/A

     24.0 Power of attorney -- N/A

     27.0 Financial Data Schedule -- filed herewith.

     99.0 Additional Exhibits -- N/A

-----------

         (1) Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

         (2) Filed as an exhibit to Form 10-SB of the registrant filed on July 1997.

         (3) Filed as an exhibit to Form 10-SB of the registrant filed on April 2, 1998.

         (4) Filed as an exhibit to Form 10-SB/A of the registrant filed on June 10, 1998.

         *        Management compensation plan or arrangement.


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

                  Form 8-K/A filed February 6, 1998 (amendment to Form 8-K filed November 25, 1997).

                                   SIGNATURES

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SOUTHERN SECURITY BANK CORPORATION


Dated:  June 17, 1998           By:  s/James L. Wilson
                                James L. Wilson,
                                Chief Executive Officer



Dated:  June 17, 1998           By:  s/Floyd D. Harper
                                Floyd D. Harper
                                Vice President and Secretary
                                (chief financial officer)

                                  EXHIBIT INDEX



     2.1 Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997 (1)


     2.2 Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997 (1)

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997 (1)

     3.(i) Articles of Incorporation

     (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)

     (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

     (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation (1)

     (ii) By-laws of the registrant (3)

     4.1  Stock Certificate for Class A Common Stock (3)

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (3) *

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto (3) *

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson (3) *

     10.4 Agreements between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (4)

     11.0     Statement of Computation of Per Share Earnings -- N/A

     15.0     Letter on Unaudited Interim Financial Information -- N/A

     18.0     Letter re change in accounting principles --N/A

     19.0     Reports furnished to security holders --N/A

     22.0     Published report re matters submitted to vote N/A

     23.0     Consent of experts and counsel -- N/A

     24.0     Power of attorney -- N/A

     27.0     Financial Data Schedule -- filed herewith.

     99.0     Additional Exhibits -- N/A

-----------

         (1) Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

         (2) Filed as an exhibit to Form 10-SB of the registrant filed on July 1997.

         (3) Filed as an exhibit to Form 10-SB of the registrant filed on April 2, 1998.

         (4) Filed as an exhibit to Form 10-SB/A of the registrant filed on June 10, 1998.

         *        Management compensation plan or arrangement.