Form 10-Q
period 1998-06-30
SOUTHERN SECURITY BANK CORP
filed 1998-08-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

     Commission file number:  0-22911



                       SOUTHERN SECURITY BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

      Delaware                                              65-0325364
(State or other jurisdiction                        (IRS Employer Identification
 of incorporation)                                   Number)


                    3475 Sheridan Street, Hollywood, FL 33021
                    (Address of principal executive offices)

                                 (954) 985-3900
               (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No ______.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 30, 1998 (latest practicable date):

             (a)  Class A Voting Common Stock: 4,456,656 shares
             (b)  Class B Non-Voting Common Stock: -0-

Transitional Small Business Disclosure Format ______ Yes  ___X___ No

                               INDEX

                                                                      Page No.

Part I    Financial Information

          Consolidated condensed balance sheets -                       4-5
          June 30, 1998 and December 31, 1997

          Consolidated condensed statements of operations
          for the six months ended June 30, 1998 and 1997               6-7

          Consolidated condensed statements of operations
          for the three months ended June 30, 1998 and 1997             8-9

          Consolidated condensed statements of cash flows
          for the six months ended June 30, 1998 and 1997              10-11

          Consolidated condensed statements of comprehensive
          income for the three and six months ended
          June 30, 1998 and 1997                                        12

          Notes to consolidated condensed financial
          statements                                                   13-14

          Management's discussion and analysis of
          financial condition and results of operations                 14

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

June 30, 1998 and December 31,1997


ASSETS                                     6/30/98           12/31/97
-------------------------------------------------------------------------

Cash and due from banks                    $  1,514,822      $  1,107,669

Federal Funds sold                            4,648,000                 0
                                              ---------         ---------

  Total cash and cash equivalents             6,162,822         1,107,669

Securities held to maturity                     982,185         1,827,494

Securities available for sale                   350,660           380,094

Federal Reserve Bank stock, at cost              78,550            63,100

Loans, net                                   16,642,919        12,463,278

Premises and equipment                          375,147           399,799

Other real estate owned                         414,297           406,298

Accrued interest receivable                     148,812           125,870

Other assets                                    204,462           158,360
                                             ----------         ---------

    Total Assets                             25,359,854      $ 16,931,962
                                             ==========      ============

           See Notes to Consolidated Condensed Financial Statements

LIABILITIES                                        6/30/98              12/31/97
---------------------------------------------------------------------------------------------------------
Liabilities

  Noninterest bearing deposits                     $ 4,650,207          $ 3,974,999

  Interest-bearing deposits                         18,787,453           11,700,313
                                                    ----------           ----------
        Total deposits                              23,437,660           15,675,312

  Federal funds purchased                                    0              206,000

 Securities sold under repurchase agreements                 0                    0

  Notes payable                                        100,000              100,000

  Other liabilities                                    832,125              452,550
                                                     ---------           ----------

        Total liabilities                           24,369,785           16,433,862
                                                    ----------           ----------

Commitments and Contingencies                                0                    0

Minority interest in subsidiary                         38,604               25,270
                                                    ----------           ----------
Stockholders' equity

Series A Preferred Stock                                     0                    0

  Class A Common Stock                                  44,567               42,997

  Class B Common Stock                                       0                    0

Surplus                                              4,998,636            4,215,371

Accumulated Profit/Loss                             (4,094,142)          (3,786,230)
                                                   -----------          -----------
                                                       949,060              472,138


Unrealized gain (loss) on securities                     2,404                  692
 available for sale, net                             ---------           ----------

     Total stockholders' equity                        951,464              472,830
                                                     ---------           ----------
        Total liabilities & stockholders            25,359,854           16,931,962
                                                    ==========           ==========

            See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Six Months Ended June 30, 1998 and 1997

INCOME STATEMENT                                          6/30/98              6/30/98
---------------------------------------------------------------------------------------------
Interest Income:

  Interest and fees on loans                              $  745,354            $  573,688

  Interest and dividends on securities                        90,033               122,614

  Interest on fed funds sold & repurchase agreements          99,280                26,652
                                                           ---------             ---------

                                                             934,667               722,954

Interest Expense:

  Deposits                                                  427,029                285,452

  Other                                                       4,089                  4,000
                                                           --------              ---------

        Total interest expense                              431,118                289,452

        NET INTEREST INCOME                                 503,549                433,502

Provisions for loan losses                                        0                      0

        NET INTEREST INCOME AFTER PROVISION FOR             503,549                433,502
        LOAN LOSSES                                        --------              ---------

Other Income:

  Service charges on deposit accounts                        56,467                 40,850

  Securities losses, net                                          0                      0

  Other                                                      30,310                 25,348
                                                           --------              ---------

        TOTAL OTHER INCOME                                   86,777                 66,198
                                                           --------              ---------
Other expenses:

  Salaries and employee benefits                            449,502                581,965

  Occupancy and equipment                                   172,911                155,990

  Data and item processing                                   41,168                 45,502

  Professional Fees                                          55,694                 26,723

  Insurance                                                  26,160                 36,564

  Other                                                     152,742                168,911
                                                           --------              ---------

        TOTAL OTHER EXPENSES                                898,177              1,015,655
                                                           --------              ---------

        NET PROFIT (LOSS) BEFORE MINORITY INTEREST
        IN NET PROFIT (LOSS) OF SUBSIDIARY                 (307,851)              (515,955)

Minority interest in net (profit) loss of subsidiary            (61)                 3,343
                                                           ---------             ---------

        NET (LOSS)                                         (307,912)              (512,612)
                                                           =========              =========

        BASIC AND DILUTED EARNINGS PER SHARE                  (0.07)                 (0.14)
                                                               ====                   ====

              See Notes to Consolidated Condensed Financial Statements

SOUTHERN   SECURITY  BANK  CORPORATION  AND  SUBSIDIARY   CONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended June 30, 1998 and 1997

INCOME STATEMENT                                            6/30/98              6/30/97
--------------------------------------------------------------------------------------------

Interest Income:

  Interest and fees on loans                               $   406,144          $   290,459

  Interest and dividends on securities                          51,783               62,483

  Interest on fed funds sold & repurchase agreements            51,290               19,708
                                                            ----------           ----------

                                                               509,217              372,650

Interest Expense:

  Deposits                                                     224,405              142,405

  Other                                                          4,089                4,000

        Total interest expense                                 228,494              146,405

        NET INTEREST INCOME                                    280,723              226,245

Provisions for loan losses                                           0                    0

        NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                            280,723              226,245
                                                            ----------           ----------

Other Income:

  Service charges on deposit accounts                           29,246               21,664

  Securities losses, net                                             0                    0

  Other                                                         13,895                 (932)
                                                            ----------           ----------
        TOTAL OTHER INCOME                                      43,141               20,732
                                                            ----------           ----------
Other expenses:
  Salaries and employee benefits                               244,653              171,448

  Occupancy and equipment                                       98,022               49,321

  Data and item processing                                      26,540               22,735

  Professional Fees                                             22,589                6,246

  Insurance                                                     13,081               23,861

  Other                                                         65,860              109,949
                                                             ---------           ----------

        TOTAL OTHER EXPENSES                                   470,745              383,560
                                                             ---------           ----------
        NET PROFIT (LOSS) BEFORE MINORITY INTEREST
        IN NET PROFIT (LOSS) OF SUBSIDIARY                    (146,881)            (136,583)

Minority interest in net (profit) loss of subsidiary              (641)               1,400
                                                             ---------           -----------
        NET (LOSS)                                            (147,522)            (135,183)
                                                             ==========          ===========
       BASIC AND DILUTED EARNINGS PER SHARE                      (0.03)               (0.04)
                                                                  ====                 ====

          See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30, 1998 and 1997

CASH FLOWS                                                    6/30/98            6/30/97
-----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

  Net Income (loss)                                         $   (307,912)       $  (512,612)

  Adjustments to reconcile net profit (loss) to net cash used in operating activities:

    Net accretion on securities                                  (19,314)                 0

    Provision for loan losses                                          0                  0

    Depreciation and amortization                                 62,266             37,283

    Securities (gains) losses, net                                     0                  0

    Minority interest in net income (loss) of subsidiary              61             (3,343)

    (Increase) decrease in accrued interest receivable           (22,942)           (21,506)

    (Increase) decrease in other assets                          (69,160)          (106,942)

  Increase in other liabilities                                  379,575            222,418
                                                                --------         ----------

        Net cash provided by (used in) operating activities       22,574           (384,702)
                                                                --------         ----------

Cash Flows from Investing Activities

  Net cash flows from securities                                 895,810           (110,229)

  (Purchase) Sale of Federal Reserve Bank / Federal

  Home Loan Bank stock                                           (15,450)            (1,500)

  Loan originations and principal collections on loans -       1,544,151          1,379,546
  net

  Purchase of loans - net                                     (5,723,793)                 0

  Purchase of premises and equipment - net                       (14,555)           (13,680)

  (Increase) Decrease of other real estate owned                  (7,999)           (25,661)

  (Increase) Decrease in minority interest                        13,233                  0
                                                              -----------        ----------

        Net cash provided by (used in) investing activities   (3,308,603)         1,228,476
                                                              -----------        ----------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and

  securities sold under repurchase agreements                  (206,000)           (750,000)

  Net increase (decrease) in deposits                         7,762,348            (522,910)

  Net increase (decrease) in notes payable                            0            (150,000)

  Proceeds from issuance of stock                               784,834             680,915

  Dividends paid on stock                                             0                   0
                                                              ---------          ----------

        Net cash provided by (used in) financing activities   8,341,182            (741,995)
                                                              ---------          ----------

        Net increase (decrease) in cash and cash
        equivalents                                           5,055,153             101,779

Cash and cash equivalents, Beginning                          1,107,669           4,236,602
                                                              ---------          ----------

Cash and cash equivalents, Ending                             6,162,822           4,338,381

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

            See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                        Six Months Ended
                                                        ----------------
                COMPREHENSIVE INCOME                 6/30/98       6/30/97

Net Income (loss)                                      (307,912)    (512,612)

Other comprehensive Income (loss):
   Unrealized holding gains arising during period         1,712       12,291
                                                       --------     --------

Comprehensive Income (loss)                            (306,200)    (500,321)
                                                       ---------    ---------



                                                      Three Months Ended
                                                      -------------------
                COMPREHENSIVE INCOME                 6/30/98       6/30/97

Net Income (loss)                                      (147,522)    (135,183)

Other comprehensive Income (loss):
   Unrealized holding gains arising during period          (662)         436
                                                       --------     --------

Comprehensive Income (loss)                            (148,184)    (134,747)
                                                       --------     ---------


          See Notes to Consolidated Condensed Financial Statements

        Notes to Consolidated Condensed Financial Statements (unaudited)

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended June 30, 1998, have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 97.5% of the outstanding capital stock of Southern Security Bank ("Bank"). The Company is organized under the laws of the state of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

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

Effective for the year ended December 31, 1997, the Company adopted the Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

Following is information about the computation of earnings per share data for the periods ended June 30, 1998 and June 30, 1997 (after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger executed November 12, 1997).


                                                                             Per Share
                                              Numerator        Denominator     Amounts

                                                    Six Months Ended June 30, 1998
                                                    -------------------------------
Net Loss                                   $  (307,912)
Basic and diluted earnings per share,
income available to common shareholders    $  (307,912)        4,456,656         (0.07)
                                             ------------------------------------------

                                                    Six Months Ended June 30, 1997
                                                    ------------------------------

Net Loss                                     (512,612)
Less preferred stock dividends accrued         (7,417)
                                           -----------
Basic and diluted earnings per share,
income available to common
shareholders                                 (520,029)        3,674,689         (0.14)
                                       -----------------------------------------------


Options for the purchase of 758,611 shares at June 30, 1997 (after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger executed November 12, 1997) and 810,207 shares at June 30, 1998 have not been included in the computation of diluted earnings per share for June 30, 1998 and June 30, 1997 because their inclusion would have been antidilutive as a result of losses being reported for these periods. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and it's subsidiary Southern Security Bank ("Bank") for the six month period ended June 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997 TO
JUNE 30, 1998

FINANCIAL CONDITION

Total assets increased by $8.5 million, or 49.8%, from $16.9 million at December 31, 1997, to $25.4 million at June 30, 1998, with the increase principally consisting of consumer loans and federal funds.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available-for-sale investments, increased by $4.6 million to $5.0 million at June 30, 1998, from $.4 million at December 31, 1997.

The Company's net loans receivable increased by $4.1 million or 33.5%, to $16.6 million at June 30, 1998, from $12.5 million at December 31, 1997, primarily due to the purchase of $5.7 million of individually underwritten consumer loans. The loans purchased were fixed rate at market secured by automobiles with each fully amortizing. These loans were purchased primarily to invest the proceeds from deposits, loan repayments, and to enhance overall earnings performance.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.


SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES - UNAUDITED

Six Months Ended June 30, 1998 and June 30, 1997


                                               6/30/98          6/30/97

Balance, beginning of year                       288,802          196,139

Charge offs                                       30,434           10,909

Recoveries                                         5,689            3,641

Provision for loan and lease losses                    0                0

Ending Balance                                   264,057          188,871

Loan loss reserve as percent of gross loans         1.56%            1.85%
and discount

Deposits increased by $7.7 million, or 49.5%, to $23.4 million at June 30, 1998 from $15.7 million at December 31, 1997. Management believes this increase is attributable to the Company's offering of competitive interest rates and personalized service in a market area dominated by super-regional banks and continued industry consolidation.

CAPITAL

The Company's total stockholders' equity was $951,464 at June 30, 1998, an increase of $478,635, or 101.2%, from $472,830. at December 31, 1998. The increase is due primarily to the issuance of 156,967 shares of Class A Common stock during the first half of 1998 pursuant to an offering with net proceeds of $784,834.

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

In accordance with risk-based capital guidelines issued by the Federal Reserve Board to ensure capital adequacy of banks and bank holding companies, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, in addition to minimum amounts and other minimum ratios, each as set forth below. Additionally, all bank holding companies and member banks must maintain minimum leverage ratios (set forth in the table below). Holding Companies and Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMELS rating system of banks and BOPEC rating system for holding companies. For all but the most highly rated banks and bank holding companies meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Leverage Ratio of the Company as well as the Tier 1 Capital, Total Capital, and Leverage Ratio of the Bank are set forth in the table below.

Company Capital Ratios         June  30, 1998   December 31, 1997    Minimum
     Leverage:                    4.07%            2.79%              3.00%

Bank Capital Ratios            June 30, 1998    December 31, 1997    Adequately
  Total risk-weighted capital:    9.67%            8.92%               8.00%
  Tier I risk-weighted capital:   8.42%            7.65%               4.00%
  Leverage:                       5.94%            5.08%               4.00%

The Bank entered into a written agreement ("Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department") on March 17, 1992. The Agreement includes the requirement that, in the event the Bank's leverage ratio falls below 6.25%, the Bank will notify the FRB and the Department about the capital deficiency and submit a written statement detailing the steps to be taken to increase the leverage ratio. On July 6, 1998, in accordance with the Agreement, the Bank notified the FRB and the Department that the Bank's leverage ratio was 5.94% and that the Bank would increase its capital by $95,000 through an offering of common stock by the Company to return the ratio to at least 6.25%.

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

The Company's liquidity at June 30, 1998, consisted of $6.2 million in cash and cash equivalents and $.4 in available-for-sale investments, for a total of $6.6 million, compared with a total of $1.5 million at year-end 1997, an increase of approximately $5.1 million.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

Net income for the six months ended June 30, 1998 was a loss of $307,912 compared to a loss of $512,612 for the six month period ended June 30, 1997. This was an improvement of $204,700 or 39.9%. Earnings for the six months ended June 30, 1998 as compared to the same period last year were primarily impacted by a corresponding increase in net interest income and operating expenses.

Net income for the quarter ended June 30, 1998 was a loss of $147,522 compared to a loss of $135,183 for the quarter ended June 30, 1997. This was a negative change of $12,339 or 9.1%. Earnings for the quarter ended June 30, 1998 as compared to the same quarter last year were primarily impacted by an increase in net interest income and operating expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 1998 was $503,549 as compared to $433,502 for the six months ended June 30, 1997, an increase of $70,047 or 16.2%.

The increase in net interest income for the six months ended June 30, 1998 was in part due to higher yields from interest and fees on loans. Income from interest earning deposits, securities and mortgage backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $32,581 from $122,614 for the six months period ended June 30, 1997 compared to the six month period ended June 30, 1998. The balance of net loans increased by $4,179,641 to $16,642,919 and the investment portfolio decreased by 859,293 to $1,411,395 from December 31, 1997 to June 30, 1998.

Interest expense on deposits increased $141,577 from $285,452 at June 30, 1997 to $427,029 at June 30, 1998. The actual interest expense increase was the result of a corresponding increase of interest bearing liabilities.

OPERATING EXPENSES

Operating expenses decreased by $117,478, or 11.6% from $1,015,655 at June 30, 1997 to $898,177 at June 30, 1998. The increase of $87,185 in other expenses for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 includes increases in salaries and employee benefits. Additionally, there was an increase in occupancy and equipment of $16,921 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The Company and the Bank occupy the same quarters and in June 1997 the lease was renegotiated reducing the Bank's obligation. The category Other, which includes all not elsewhere classified, decreased from $168,911 for the six months ended June 30, 1997 to $152,742 for the six months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $264,057 at June 30, 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 1998 and no additional provision was expensed during the first six months of 1998.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ending June 30, 1998 and 1997 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

YEAR 2000

The Company and the Bank have begun assessing the potential impact of the computer systems and software products situation commonly referred to as the "Year 2000 Issue". The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the year 2000 and beyond. The Company utilizes a significant number of computer software programs and operating systems across its entire organization. To the extent the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification, or even possibly replacement of such applications may be necessary. The Company and the Bank are preparing its computer systems and applications to be functional on January 1, 2000 in 1999. Data processing for the Company and the Bank's major applications are performed by two third-party service bureaus who have indicated that their systems will be Year 2000 compliant. Consequently, management believes that a majority of its systems are Year 2000 compliant and accordingly, does not anticipate that the total costs to be incurred to be Year 2000 compliant will be material to the Company's financial condition or results of operations.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SOUTHERN SECURITY BANK CORPORATION


Dated: August 14, 1997           By: /s/ James L. Wilson
                                    --------------------
                                    James L. Wilson,
                                    Chief Executive Officer



Dated: August 14, 1997           By:/s/Floyd D. Harper
                                    ---------------------
                                    Floyd D. Harper
                                    Vice President and Secretary
                                   (chief financial officer)