Form 10QSB
period 1998-09-30
SOUTHERN SECURITY BANK CORP
filed 1998-11-16
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1998
         Commission File No: 0-22911



                       SOUTHERN SECURITY BANK CORPORATION

Delaware                                                    65-0325364
(State or other jurisdiction                      (IRS Employer Identification
 of incorporation)                                  Number)

                    3475 Sheridan Street, Hollywood, FL 33021
                                 (954) 985-3900

State the number of shares outstanding of each of the issuer's classes of common equity, as of the September 30, 1998 (latest practicable date):

                (a) Class A Voting Common Stock: 4,486,976 shares
                (b) Class B Non-Voting Common Stock: -0-

Transitional Small Business Disclosure Format (check one):  YES____; NO  X

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

September 30, 1998 and December 31,1997

ASSETS                                         9/30/98           12/31/97
----------------------------------------------------------------------------

   Cash and due from banks                   $   1,695,149       $  1,107,669

   Federal Funds sold                            6,418,000                  0
                                              ------------                  -

     Total cash and cash equivalents             8,113,149          1,107,669

   Securities held to maturity                     367,866          1,827,494

   Securities available for sale                   310,450            380,094

   Federal Reserve Bank stock, at cost              78,550             63,100

   Loans, net                                   15,512,933         12,463,278

   Premises and equipment                          361,360            399,799

   Other real estate owned                         414,297            406,298

   Accrued interest receivable                     135,815            125,870

   Other assets                                    206,747            158,360
                                              ------------            -------

                Total Assets                  $ 25,501,167       $ 16,931,962
                                                ==========        ===========


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

September 30, 1998 and December 31, 1997


LIABILITIES                                                9/30/98          12/31/97
------------------------------------------------------------------------------------

Liabilities                                           $                   $

  Noninterest bearing deposits                           3,873,469           3,974,999

  Interest-bearing deposits                             19,430,204          11,700,313
                                                        ----------          ----------
     Total deposits                                     23,303,673          15,675,312

  Federal funds purchased                                        0             206,000

  Securities sold under repurchase agreements                    0                   0

  Notes payable                                            100,000             100,000

  Other liabilities                                        915,162             452,550
                                                      ------------          ----------

     Total liabilities                                  24,318,835          16,433,862
                                                      ------------        ------------
  Commitments and Contingencies                                  0                   0

  Minority interest in subsidiary                           40,261              25,270
                                                      ------------        ------------
  Stockholders' equity

    Series A Preferred Stock                                     0                   0

    Class A Common Stock                                    44,870              42,997

    Class B Common Stock                                         0                   0

  Surplus                                                5,149,933           4,215,371

  Accumulated Profit/Loss                               (4,057,090)         (3,786,230)
                                                        -----------         -----------
                                                         1,137,713             472,138
 Unrealized gain (loss) on securities available
     for sale, net                                           4,358                 692
                                                       -----------              ------
     Total stockholders' equity                          1,142,071             472,830
                                                     -------------         -----------
     Total liabilities & stockholders equity          $ 25,501,167         $16,931,962
                                                        ==========          ==========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Nine Months Ended September 30, 1998 and 1997

INCOME STATEMENT                                                  9/30/98                 9/30/97
--------------------------------------------------------------------------------------------------

  Interest Income:                                              $                       $
    Interest and fees on loans                                    1,128,276                852,757
    Interest and dividends on securities                            108,429                183,620
    Interest on fed funds sold & repurchase agreement               180,724                 52,943
                                                                    -------          -------------
                                                                  1,417,428              1,089,320
  Interest Expense:
    Deposits                                                        658,972                423,214
    Other                                                             8,213                  6,117
                                                                     ------                 ------
       Total interest expense                                       667,185                429,331
       Net interest income                                          750,243                659,989

Provisions for loan losses                                                0                      0
                                                               ------------           ------------
       Net interest income after provision for loan losses          750,243                659,989
                                                               ------------           ------------
Other Income:
    Service charges on deposit accounts                              88,688                 64,600
    Securities gains (losses), net                                      543                    698
    Other                                                            47,092                 60,600
                                                                -----------             ----------
        Total other income                                          136,322                125,898
                                                                ------------           ------------
Other expenses:
     Salaries and employee benefits                                 519,449                883,666
     Occupancy and equipment                                        265,298                300,867
     Data and item processing                                        64,308                 69,982
     Professional Fees                                               68,466                 75,863
     Insurance                                                       39,257                 38,312
     Other                                                          200,745                178,539
                                                                 -----------             ----------
       Total other expenses                                       1,157,526              1,547,229
                                                                ------------          -------------
       Net Profit (loss) before minority
       interest in net profit (loss) of subsidiary
                                                                   (270,961)              (761,342)
  Minority interest in net (profit) loss of subsidiary                  101                  4,438
                                                                  ---------            -----------
       Net Income (loss)                                        $  (270,860)            $ (756,904)
                                                                   =========              =========
       Basic and diluted earnings per share                     $     (0.06)            $    (0.17)
                                                                      ======                 ======

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended September 30, 1998 and 1997

INCOME STATEMENT                                        9/30/98            9/30/97
-----------------------------------------------------------------------------------

Interest Income:                                        $              $
  Interest and fees on loans                                 382,923        279,069
  Interest and dividends on securities                        18,395         61,006
  Interest on fed funds sold & repurchase agreements          81,444         26,291
                                                         -----------     ----------
                                                             482,761        366,366
Interest Expense:
  Deposits                                                   231,943        137,762
  Other                                                        4,124          2,117
                                                              ------         ------
     Total interest expense                                  236,067        139,879

     Net interest income                                     246,694        226,487

Provisions for loan losses                                         0              0
                                                        ------------     ----------
     Net interest income after provision
     for loan losses                                         246,694        226,487
                                                         -----------     ----------
Other Income:
  Service charges on deposit accounts                         32,221         23,750
  Securities losses, net                                         543            698
  Other                                                       16,782         35,252
                                                         -----------      ---------
     Total other income                                       49,545         59,700
                                                          ----------      ---------
Other expenses:
  Salaries and employee benefits                              69,947        301,701
  Occupancy and equipment                                     92,387        144,877
  Data and item processing                                    23,140         24,480
  Professional Fees                                           12,772         49,140
  Insurance                                                   13,097          1,748
  Other                                                       48,006          9,628
                                                          ----------       --------
     Total other expenses                                    259,349        531,574
                                                         -----------      ---------
     Net Profit (loss) before minority
     interest in net profit (loss) of subsidiary
                                                              36,890        (245,387)
Minority interest in net (profit) loss of subsidiary             162           1,095
                                                           ---------      -----------
     Net Income (loss)                                  $     37,053   $    (244,292)
                                                              ======
     Basic and diluted earnings per share               $       0.01   $       (0.06)
                                                                ====          ======

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30, 1998 and 1997

CASH FLOWS                                                           9/30/98        9/30/97
-------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                                $                $

  Net Income (loss)                                                    (270,860)      (756,904)

  Adjustments to reconcile net profit (loss) to net cash used in operating activities:

    Net accretion on securities                                          (2,060)        (1,701)

    Provision for loan losses                                                  0              0

    Depreciation and amortization                                         93,367         70,559

    Securities (gains) losses, net                                         (543)          (698)

    Minority interest in net income (loss) of subsidiary                   (101)        (4,438)

    (Increase) decrease in accrued interest receivable                   (9,945)       (34,176)

    (Increase) decrease in other assets                                 (82,412)       (90,854)

  Increase in other liabilities                                          462,612        328,595
                                                                   -------------   ------------
        Net cash provided by (used in) operating activities              190,058      (489,617)
                                                                   -------------  -------------
Cash Flows from Investing Activities

  Net cash flows from securities                                       1,535,628      (168,607)

  (Purchase) Sale of Federal Reserve Bank / Federal
   Home Loan Bank stock                                                  (15,450)        (1,500)

  Loan originations and principal collections on loans -               2,674,138      1,069,007
  net

  Purchase of loans - net                                            (5,723,793)              0

  Purchase of premises and equipment - net                              (20,902)        (48,662)

  (Increase) Decrease of other real estate owned                         (7,999)         38,480

  (Increase) Decrease in minority interest                                15,005              0
                                                                       ---------      ---------
        Net cash provided by (used in) investing activities          (1,543,373)      1,206,807
                                                               -----------------  -------------
Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                          (206,000)      (750,000)

  Net increase (decrease) in deposits                                  7,628,360    (1,673,710)

  Net increase (decrease) in notes payable                                     0      (150,000)

  Proceeds from issuance of stock                                        936,435        689,608

  Dividends paid on stock                                                      0              0
                                                                         -------        -------
        Net cash provided by (used in) financing activities            8,358,795    (1,884,102)
                                                                 ---------------  -------------
        Net increase (decrease) in cash and cash
        equivalents                                                    7,005,480    (1,147,787)

Cash and cash equivalents, Beginning                                   1,107,669      4,236,602
                                                                  --------------  -------------
Cash and cash equivalents, Ending                                   $  8,113,149   $  3,088,815
                                                                 ---------------  -------------


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Nine Months Ended

COMPREHENSIVE INCOME                                 9/30/98       9/30/97

Net Income (loss)                                      (270,860)    (756,904)

Other comprehensive Income (loss):

   Unrealized holding gains arising during period          3,666       13,537
                                                     -----------  -----------

Comprehensive Income (loss)                            (267,195)    (743,367)
                                                    ------------  -----------

                                                         Three Months Ended

COMPREHENSIVE INCOME                                 9/30/98       9/30/97

Net Income (loss)                                        37,053     (244,292)

Other comprehensive Income (loss):

   Unrealized holding gains arising during period         1,954        9,772
                                                     ----------   ----------

Comprehensive Income (loss)                              39,006     (234,520)
                                                     ----------  ------------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES - UNAUDITED

Nine Months Ended
September 30, 1998 and December 31, 1997

                                            Nine Months Ended         Year Ended

                                             9/30/98              12/31/97

Balance, beginning of year                   $   288,802            $  196,139

Charge offs                                       35,500                40,978

Recoveries                                         6,357                 3,641

Provision for loan & lease losses                      0               130,000
                                               ---------              --------
Ending Balance                                $  259,659               288,802
                                               =========              ========
Loan loss reserve as percent of gross
 loans & discount                                   1.65%                 2.26%
                                                ========                ======


See Notes to Consolidated Condensed Financial Statements

        Notes to Consolidated Condensed Financial Statements (unaudited)

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended September 30, 1998, have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

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

Following is information about the computation of earnings per share data for the periods ended September 30, 1998 and September 30, 1997 (after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger executed November 12, 1997).


                                                                       Per-Share
                                         Numerator       Denominator    Amounts

                                         Nine Months Ended September 30, 1998

Net Profit (loss)                        $ (270,860)

Basic and diluted earnings per share,
income available to common
shareholders
                                         $ (270,860)       4,486,976    $(0.06)
                                        ---------------------------------------

                                          Nine Months Ended September 30, 1997

Net Profit (loss)                        $ (756,904)

Basic and diluted earnings per share,
income available to common
shareholders
                                          $(756,904)       4,468,689    $(0.17)
                                        ---------------------------------------


Options for the purchase of 758,611 shares at September 30, 1997 (after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger executed November 12, 1997) and 863,687 shares at September 30, 1998 have not been included in the computation of diluted earnings per share for September 30, 1998 and September 30, 1997 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and it's subsidiary Southern Security Bank ("Bank") for the nine month period ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1997 TO SEPTEMBER 30, 1998

FINANCIAL CONDITION

Total assets increased by 8.5 million, or 50.3%, from $16.9 million at December 31, 1997, to $25.5 million at September 30, 1998, with the increase consisting principally of consumer loans and federal funds sold.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available-for-sale investments, increased by $6.3 million to $6.7 million at September 30, 1998, from $.4 million at December 31, 1997. This increase in short term investments is the result of increased deposits of $7.6 million or 48.7% since December 31, 1992.

The Company's net loans receivable increased by $3.1 million or 25.0%, to $15.5 million at September 30, 1998, from $12.4 million at December 31, 1997. The significant portion of the loan growth was primarily due to several block purchases of fixed rate, closed, seasoned, secured, fully amortizing, and individually underwritten installment loans totaling $5.7 million. To finance the loan growth, the deposit portfolio was increased, so that a normal loan-to-deposit ratio was maintained.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.

Deposits increased by $7.7 million, or 49.4%, to $23.3 million at September 30, 1998 from $15.6 million at December 31, 1997. Management believes this increase is attributable to the Company's offering of competitive interest rates and personalized service in a market area dominated by super- regional banks and continued industry consolidation.

CAPITAL

The Company's total stockholders' equity was $1,142,071 at September 30, 1998, an increase of $669.2 thousand, or 141.5%, from $472,830. at December 31, 1997. The increase is due primarily to the issuance of 187,287 shares of Class A Common stock during the first nine months of 1998 pursuant to an offering with net proceeds of $936,435.

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

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios (set forth in the table below). Holding Companies and Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMELS rating system of banks and BOPEC rating system for holding companies. For all but the most highly rated banks and bank holding companies meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Leverage Ratio of the Company as well as the Tier 1 Capital, Total Capital, and Leverage Ratio of the Bank are set forth in the table below.

Company Capital Ratios       September 30, 1998     December 31, 1997   Minimum
  Leverage:                      4.47%                 2.79%              3.00%

Bank Capital Ratios          September 30, 1998     December 31, 1997 Adequately
  Total risk-weighted capital:  10.95%                 8.92%              8.00%
  Tier I risk-weighted capital:  9.69%                 7.65%              4.00%
  Leverage:                      6.28%                 5.08%              4.00%


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

The Company's liquidity at September 30, 1998, consisted of $8.1 million in cash and cash equivalents and $.3 million in available-for-sale investments, for a total of $8.4 million, compared with a total of $1.5 million at year-end 1997, an increase of approximately $6.6 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the nine month periods ended September 30, 1998 and September 30, 1997.

The net loss recognized for the nine months ended September 30, 1998 was $270,860 compared to a loss of $756,904 for the nine month period ended September 30, 1997.

Net income for the three months ended September 30, 1998 was a profit of $37,053 compared to a loss of $244,292 for the three months ended September 30, 1997. This was a positive change of $281,345. Earnings for the three months ended September 30, 1998 as compared to the same quarter last year were primarily impacted by an increase in net interest income and a decrease in operating expenses due in part to a waiver of $125,000 in accrued but unpaid salaries due Chairman Philip C. Modder.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 1998 was $750,243 as compared to $659,989 for the nine months ended September 30, 1997, an increase of $90,254 or 13.7%.

The increase in net interest income for the nine months ended September 30, 1998 was in part due to higher yields from interest and fees on loans. Income from interest earning deposits, securities and mortgage backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $75,191 from $183,620 for the nine months period ended September 30, 1997 compared to the nine month period ended September 30, 1998 due to the decrease of these assets by $1.5 million or 66.7%. The balance of net loans increased by $3,049,655 to $15,512,933 and the investment portfolio decreased by 1,513,822 to $756,866 from December 31, 1997 to September 30, 1998.

Interest expense on deposits increased $235,758 from $423,214 at September 30, 1997 to $658,972 at September 30, 1998. The actual interest expense increase was the result of a corresponding increase of interest bearing liabilities.

OPERATING EXPENSES

Operating expenses decreased by $389,703, or 25.2% from $1,547,229 at September 30, 1997 to $1,157,526 at September 30, 1998. The decrease for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 consists primarily of decreases in salaries and employee benefits. At June 30, 1997, the Company settled contractual liabilities under employment agreements with two officers totaling $207,072 through the issuance of 345,120 shares of Class A common stock. Additionally, there was a decrease in occupancy and equipment of $35,569 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as the bank's lease was renegotiated in July 1997. The category Other, which includes all not elsewhere classified, increased from $175,539 for the nine months ended September 30, 1997 to $200,745 for the nine months ended September 30, 1998.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $259,659 at September 30, 1998. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at September 30, 1998 and no additional provision was expensed during the first nine months of 1998.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ending September 30, 1998 and 1997 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

YEAR 2000

The Company and the Bank began the process of assessing and preparing its computer systems and applications to be functional on January 1, 2000 in 1996.

The Company utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage the Company's short-term and long-term investments, accounting and financial management, and risk management. The Company also relies on certain vendors to provide critical services to the Company's banking operations, including telecommunications and correspondent banking. Failure of the electronic data processing hardware or software of the Company, its third party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of the Company's banking operations.

The Company's customer transactions are processed through a network of electronic data processing workstations in its banking office and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company is in the process of replacing any hardware or software to ensure compliance with Year 2000 issues, while both of the Company's third party service bureaus are working with the Company to convert its customer transaction software to a more advanced version which is expected to be completed by March 1999 and which will also be Year 2000 compliant. The Company is also seeking Year 2000 compliance certifications from its major telecommunications and correspondent banking vendors. Management of the Bank is in regular contact with its service bureaus, major telecommunication providers and correspondent banking vendors and closely monitors their reports on their progress in becoming year 2000 ready. Based on their most recent reports, each asserts it has completed the assessment and evaluation phases. The Bank's service bureaus, major telecommunication providers and correspondent banking vendors assure management that it will achieve year 2000 compliance by 1999. Management is unable to predict whether each will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of their failure to achieve such readiness. Consequently, the Bank has contacted other providers of such services, who assert they are year 2000 ready, to determine the latest possible date the Bank could convert to their systems. The Bank is currently working on contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and other mission critical system failures. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits are primarily with individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

The Company has designated a Year 2000 task force under the direction of a senior officer of the Company which is identifying and coordinating the Company's efforts to become Year 2000 compliant. Additionally, the Company and its banking subsidiary are subject to regulation and supervision by Federal and State Banking Regulators which regularly conduct reviews of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations resulting in restrictions on its banking operations by the regulators. No such restrictions exist at this time, nor does the Company expect any such restrictions resulting from failure to address Year 2000 issues.

The Company is in the process of preparing a budget of the costs associated with becoming Year 2000 compliant. The bank's utilization of third party vendors minimizes the direct expense of year 2000 compliance. Management has concluded that the cost of upgrading non compliant personal computers and desktop software will cost less than $10,000 of which $2,500 has already been incurred. These costs are being capitalized and expensed in conformity with generally accepted accounting principles. The Company is unable at this time to estimate the amount of such costs, however, management does not anticipate that the total costs to be Year 2000 compliant will be material to the Company's financial condition or results of operations.

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

                                        SOUTHERN SECURITY BANK CORPORATION


Dated: November 13, 1998                By:s/James L. Wilson
                                           James L. Wilson,
                                           Chief Executive Officer


Dated: November 13, 1998                By:s/Floyd D. Harper
                                           Floyd D. Harper
                                           Vice President and Secretary
                                           (chief financial officer)