Form 10KSB
period 1998-12-31
SOUTHERN SECURITY BANK CORP
filed 1999-04-01
CIK 1042521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No_____
   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year $2,043,261

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - There is no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non affiliates as of February 28, 1999 would have been $11,437,000. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1999 is as follows: (i) Class A Voting Common Stock - 4,567,641; (ii) Class B Non-Voting Common Stock None.


     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):

         Yes___; No X

                                     PART I

Item 1.  Description of Business

General

     Southern Security Bank Corporation (the "Holding Corporation") is a bank holding company that owns 97.5% of outstanding capital stock of Southern Security Bank (the "Bank"). The Holding Corporation is organized under the law of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. On December 31, 1998, the Holding Corporation and its subsidiary Bank (collectively,
referred  to  herein  as  the  "Company")  had  consolidated   total  assets  of
$22,260,841,  total  deposits  of  $20,244,046,  net loans of  $14,612,998,  and stockholders equity of $1,216,120.

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

                                                     At 12/16/93   At 12/31/98

Net Loan Portfolio Balance at end of Period        $  6,951,096   $ 14,612,998
Charge-Off Devalued/Impaired Earning Assets        $  1,202,000   $     57,303
Total Classified Assets and Owned Real Estate      $  3,970,999   $    931,742
Total Assets of Bank affiliate                     $ 13,089,724   $ 22,248,024
Total Capital of Bank affiliate                    $    288,381   $  1,608,356

Total Classified Assets as a Percent of Total Loans       48.46%          6.26%

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

The Bank

     The Bank, which is the sole subsidiary of the Holding Corporation, is a state chartered banking association engaging in a general commercial and consumer banking business. The Bank's services are provided through its full-service community banking office. The Bank engages in general commercial banking providing a wide range of loan and deposit services. As of December 31, 1998, the Bank had approximately 1,100 deposit accounts and 700 loans outstanding. Retail services offered by the Bank include installment loans, credit cards, checking accounts, savings accounts, NOW accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also operates a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank also offers safe deposit box services.

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

Market Area

     The Bank has one office, which is located in Hollywood, Florida. The Bank considers its primary market and service area to be the City of Hollywood and surrounding towns in Broward and Palm Beach Counties. The population of Hollywood is approximately 125,000, with 53,000 households, and a civilian labor force of 60,000. The density of population is approximately 4,463 persons per square mile. Public school enrollment is at 20,000, with a pupil to teacher ratio of 19.5 to one. Real estate property assessed valuations are approximately $5.8 billion. Boca Raton, where the Company proposes to open a new main office, has a population of approximately 66,000, with 27,000 households, and a total civilian labor force of 32,000. The density of population is approximately 2,262 persons per square mile. Public school enrollment is12,800, with a pupil to teacher ratio of 17.6 to one. Real estate property assessed valuation is approximately $8.3 billion.

Employees

     The Company has 12 full time employees at the Bank level and three employees at the Holding Corporation level. The Company's employees are not unionized, and the Company considers its employee relations to be excellent.

Supervision and Regulation

     Upon its initial acquisition (change of control occurred 12/16/93) of a financial institution, the Company "obtained" a charter from the State of Florida for a State bank and a member of the Federal Reserve System. As a Fed-member State Bank, the Bank is subject to the provisions of the Federal Reserve Bank regulations and administrative practices and the Florida Banking Code which is administered by the Florida Department of Banking and Finance (the "FDBF"). The Bank has its deposit obligations insured by the Federal Deposit Insurance Company ("FDIC") in the maximum individual amounts of $100,000 each, and is subject to regulation by the FDIC. The FDBF supervises and regulates all areas of the Bank's operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of Companies and to undertake other various banking services on behalf of its customers.

     Bank Holding  Company  Regulation.  The Holding  Corporation  is a one-bank holding  company,  registered  with the  Federal  Reserve  Board  under the Bank
Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "FRB"). The Holding Corporation is required to file semi-annual and annual reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may conduct examinations of the Holding Corporation and the Bank. Under FRB regulations, the Holding Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank,
(ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

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

     The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and implemented other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund ("BIF"), under which the Bank pays a quarterly statutory assessment. Under FDICIA, annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodifies current law restricting extensions of credit to insiders under the Federal Reserve Act. The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and may be expected to do so in the future. An important function of the FRB System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The federal bank regulatory agencies have an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations. The foregoing is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. Numerous other statutes and regulations have an impact on the operations of the Company and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1998, no matter was submitted to a vote of the Company's shareholders.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          (a) There is no public trading market for the Company's common equity.

          (b) On March 1, 1999, there were 433 holders of record of the Company's Class A Voting Common Stock, and no shares of the Company's Class B Non Voting Common Stock were issued or outstanding.

          c) Dividends. The Company has not paid any dividends on its Common Stock since its inception and has no present intention of paying dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The determination of the Board of Directors of the Holding Company to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant. The ability of the Holding Corporation to pay dividends is subject to statutory restrictions on cash dividends applicable to Florida corporations. Further, the Holding Corporation's only current source of income on which to pay dividends is through the payment of dividends or management fees by the Bank. The Bank may not declare or pay dividends on its common stock if such payment would cause it to be in violation of restrictions in the Florida Banking Code on the payment of dividends by Florida state banking corporations, such as the Bank. The Company is also subject to certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends by member banks to their stockholders, and by the terms of agreements with the FRB and the State Comptroller and Banking Commissioner of Florida.

          (d) Sales of unregistered securities.  During  the fiscal  year  ended
December  31,  1998,   the  Company  sold  the  following   securities   without
registration under the Securities Act of 1933:

     (1) Commencing on November 12, 1997, the Company made a private offering of 1,000,000 Units at a price of $5.00 per Unit (the "1997 Offering"). Each Unit included one share of the Company's Class A Common Stock and one Warrant. Each Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $7.50 per share at any time from the date of issuance through June 29, 1999.

     The 1997 Offering resulted in the sale through April 30, 1998 of 144,000 Units to 12 individuals, all of whom were "accredited investors" within the meaning of Rule 501 of the SEC, at aggregate price of $720,000 . No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer not involving any public offering and for sales made by an issuer solely to accredited investors in an amount not exceeding the amount allowed under Section 3(b) of the Securities Act.

     (2) Commencing on June 18, 1998, the Company made a private offering of 2,000,000 Units at a price of $5.00 per Unit (the "1998 Offering"). Each Unit included one share of the Company's Class A Common Stock and one Warrant. Each Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $7.50 per share at any time from the date of issuance through June 29, 1999.

     The 1998 Offering resulted in the sale through December 18, 1998 of 107,303 Units to 25 individuals, all of whom were "accredited investors" within the meaning of Rule 501 of the SEC, at aggregate price of $536,515. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer not involving any public offering and for sales made by an issue solely to accredited investors in an amount not exceeding the amount allowed under Section 3(b) of the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statments may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "estimates," "anticipates," and "plans" and similar expressions are intended to identify forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to achieve and sustain profitability, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.

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


PROPOSED MERGER

     The long-term business plan of the Company is to strengthen the capital base of the Bank and then to generate additional capital through leveraging of the earning assets which could be used in conjunction with the Bank's charter as a vehicle to branch into other affluent banking markets. On February 23, 1999, the Company and First Colonial Securities Group, Inc. (FCSG) signed a non-binding letter of intent to merge. A merger of this type is quite unique for a community banking company. The proposed merger would permit the newly configured company to provide and cross-sell a full range of financial services, coupled with a high level of personalized service.

     FCSG is a full service brokerage and investment banking firm which recently moved its headquarters from Philadelphia to Boca Raton, and has twenty offices throughout the U.S. FCSG's principal officer is Michael Golden who serves as Chairman and Chief Executive Officer. FCSG has an expertise in the financial services sector and has completed several public offerings (IPO's) for banks.

     If the merger is consummated, Southern Security Bank intends to open full service banking operations in Boca Raton. At the Company level Michael Golden will assume the title of Chairman and CEO, Phil Modder will be Vice Chairman, and Jim Wilson will be President and Director. At Southern Security Bank the principal officers and directors will be, Philip C. Modder, Chairman and President, and James L. Wilson as Chief Executive Officer and Vice Chairman, Michael Golden as Director. After consummation of the transaction the Holding Corporation will own 97.5% of Southern Security Bank and 100% of First Colonial Securities Group, Inc.

     The Company will be one of the first community Banks in Florida to take this step toward providing a full range of financial services to its customers. Upon joint meeting of both boards of Directors in late January, 1999, the transaction was approved in principle by unanimous vote by the respective Board of Directors of each company. The completion of the proposed merger is subject to, among other things, the negotiation of a definitive merger agreement, approval of the merger agreement by the Board of Directors of each entity, approval by the shareholders of each entity, and obtaining all necessary regulatory approvals.


OPERATING HISTORY

     Since the acquisition of its affiliate Bank on December 16, 1993, through the acquisition of 96.6% of the Bank's outstanding common stock, the Company has focused its attention on maximizing asset quality and minimizing expenses. For the three-year period prior to the Company's control of the Bank, cumulative loan losses and charge-offs were in excess of more than $1,200,000. For the five years since the Company's ownership, cumulative losses in this category were less than $113,000. Total classified assets as a percentage of total loans at December 16, 1993 exceeded 48% and as of December 31, 1998 were at 6.26%. The Bank's loan portfolio since the acquisition date has grown to approximately $14.6 million and total asset growth from $13 million to $22 million. Management believes that the Bank has addressed many of those historic problem areas that impeded the Bank from obtaining normalized operating profits. In the case of the Bank, the predominant impediments at acquisition were the Bank's dangerous under-capitalization and the poor asset quality of its loan portfolio. After more than five years of effort, management believes the Bank currently has high asset quality, and that the Bank's capital exceeds statutory guidelines. However, management believes that the Bank currently has a low level of earning assets as they relate to operating expenses. Management is seeking to correct this problem by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth.

     Although the Company has implemented a program of increasing net loans, which have increased to more than $14.6 million as of December 31, 1998 from less than $7 million at December 31, 1993, this earning asset category requires an additional $2 million in growth to bring the Bank to profitability. The loan growth experienced during this five-year period was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Generally, banks maintain an average loan to deposit ratio of 75%, and for the Bank to increase its loan portfolio by $2 million, its deposit base will require growth of $3.5 million. To support this level of balance sheet growth, the Bank's capital will need to grow by approximately $800,000. Thus, management believes that a relatively small amount of additional capital should bring the Bank to marginal profitability. Additional capitalization should provide a foundation for future growth and profitability, including the opening of a second bank branch to be located in Boca Raton, Palm Beach County, Florida.


RESULTS OF OPERATIONS:

     After the change of control of the Bank in December 1993, management sought to restore and renovate the asset quality of the Bank, the policies and procedures by which the Bank was operated, and the safety and soundness of the enterprise. Since these plans and programs have taken effect, the operation of the institution was stabilized, and its asset quality was raised from a classification of "poor" to "good."

     Average Balance Sheet. An analysis of the Company's average balance sheet levels for the last two years is presented in the following table. The Company's net interest income and net yields on interest-earning assets increased 11.3% percent over 1997. This increase was the result of the growth of total earning assets made possible due to deposit growth and capital infusions. The average yield/rate for interest-earning assets decreased 7.4% from 1997 to 1998 while the average yield/rate of interest-bearing liabilities increased 10.4% from 1997 to 1998.



                                                        Southern Security Bank Corporation
                                                           Average Balance Sheet Analysis


                                         December
                                         31, 1998                    1998                                    1997
                                          Average     Average                   Average        Average                    Average
                                        Yield/Rate    Balance     Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                        ----------    -------     --------     ----------      -------      --------     ----------

Assets:                                          (Dollars in Thousands)                       (Dollars in Thousands)


Interest-earning assets:                 6.35%        1,596         120          7.52%         3,455          237          6.86%
   Investments (1)
   Federal funds sold                    4.75%        5,038         274          5.44%         1,545           87          5.63%
   Loans receivable (2)                  9.01%       15,347       1,473          9.60%        10,665        1,113         10.44%
                                                    -------       -----       --------       -------       ------       --------
    Total interest earning assets                    21,981       1,867          8.49%        15,665        1,437          9.17%
        Noninterest-earning assets                    2,731                                    2,301
                                                      -----                                    -----
         Total                                       24,712                                   17,966
                                                     ======                                   ======

Liabilities and Stockholders' Equity:
Interest-bearing liabilties:
   NOW and money market accounts         2.16%        5,066        116           2.29%         5,012          126          2.51%
   Savings accounts                      2.05%          407          8           1.97%           401            8          2.00%
   Certificates of deposit               5.52%       13,036        755           5.79%         7,364          416          5.65%
   Other                                 6.00%          137         10           7.30%           130            8          6.15%
                                                    -------      -----        --------       -------       ------       --------
      Total interest-bearing liabilities             18,646        889           4.77%        12,907          558          4.32%
                                                     ------        ---          -----         ------          ---          -----
      Noninterest bearing liabilities                 5,177                                    4,445
      Stockholders' equity                              889                                      614
                                                      -----                                     ----
      Total                                          24,712                                   17,966
                                                     ======                                   ======
Net Interest income and net yield
   on interest-earning assets                                      978           4.45%                        879          5.61%
                                                                   ===           =====                        ===          =====


(1) Includes investment  securities and Federal Reserve Bank stock.
(2) Includes loans for which the accrual of interest has been suspended.

Net Income (loss) for the respective periods of 1998 and 1997 was ($584,000) and ($1,167,000) which represents a decrease in the net loss by $583,000 defined by a combination of factors as described below.

     Analysis of Changes in Interest Income and Interest Expense. Interest income during 1998 was $1,867,000 as compared to $1,437,000 for 1997. Management believes that this increase, although not indicative of future performance, does demonstrate stabilization. Interest expense for this period was $889,000 for 1998, and $558,000 for 1997, representing an increase of $331,000, which was largely due to an increase in the amount of interest bearing deposits held by the Bank. The resultant net interest income was $977,000 in 1998 and $879,000 for 1997, reflecting an increase of approximately $98,000.

     The impact of the bank's strategies can be seen in the table titled Analysis of Changes in Interest Income and Interest Expense. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); (iii) change in rate/volume (change in rate multiplied by change in volume); and (iv) total change in rate and volume.



                                                                     Southern Security Bank Corporation
                                                       Analysis of Changes in Interest Income and Interest Expense
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                                   -----------------------

                                                       1998 vs. 1997                             1997 vs. 1996
                                            Increase (Decrease) Attributable to      Increase (Decrease) Attributable to

                                     Volume     Rate   Rate/Volume    Net         Volume         Rate  Rate/Volume    Net
                                     ------     ----   -----------    ---         ------         ----  -----------    ---

                                                                  (Dollars in Thousands)


Interest Income on:
   Investments                       (128)     23         (12)       (117)            (44)       1          0        (43)
   Federal funds sold                 197      (3)         (7)        187              38        1          1         40
   Loans receivable                   489     (89)        (40)        360             (15)      50          0         35
                                    ------    ----    --------       -----       ---------      --    -------        ---
      Total interest income on
      interest-earning assets         558     (69)        (59)        430             (21)      52          1         32
Interest expense on:
   NOW and money market accounts         1    (11)          0         (10)              8        1          0          9
   Savings accounts                      0      0           0           0               3       (1)         0          2
   Certificates of deposit             320     10           9         339             (25)     (18)         1        (42)
   Other                                 0      1           1           2              (2)      (1)         0         (3)
      Total interest expense on
      interest-bearing liabilities     321      0          10         331             (16)     (19)         1        (34)
Increase (decrease) in net
   interest income                     237    (69)         99          (5)             71        0         66
                                  ========   =====   =========   =========   =============   ======   =======


     Other Income and Expenses. Total other income was $176,000 during 1998 compared with $142,000 for 1997, which represents an improvement of $34,000 in this category, but is not viewed by management as indicative of any particular trend or significance. Salaries and employee benefits totaled $743,000 and $1,228,000 for 1998 and 1997 respectively, which represents a decrease of $485,000, which is largely attributed to settlement in 1997 of amounts owed the two principal officers of the Holding Corporation under the terms of their employment agreements. Total other expenses were $956,000 and $843,000 for 1998 and 1997, respectively, which represents a difference of $113,000, of which $53,000 was due to the application of funds toward the regulatory approval procedures, travel and professional fees associated with the private placement memorandum issued in1998.

     Federal Income Taxes. At December 31, 1998, the Company had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of $7,996,000 with specific amounts expiring each year from 2002 through the year 2018.


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

     If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over- Prime, rate-adjusted-day-of-change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

     The ALCO committee evaluates the Bank's GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps which may limit the level of rate-increases, even though general market interest rates increase. The management of GAP is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets the level of assets and liabilities assumed by bank managers may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

     Therefore, Bank management and the ALCO committee's strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank's ALCO policy limits for GAP and the Bank's position with respect to various time traunches are:

     Total Rate-Sensitive Assets,  RSA/Total Rate Sensitive  Liabilities,  RSL =
0.80 to 1.20; the Bank is at 1.34.
         RSA/RSL (0 to 365 days) = 0.80 to 1.20; the Bank is at 1.04. RSA/RSL (0 to 90 days) = 0.80 to 1.20; the Bank is at 1.77. RSA/RSL (91-365 days) = 0.80 to 1.20; the Bank is at 0.41. 0 to 365 day GAP/Total Assets = +/- 10%; the Bank is at +2.37%. 0 to 90 day GAP/Total Assets = +/- 10%; the Bank is at +19.36%. 91 to 365 day GAP/Total Assets = +/- 10%; the Bank is at (-16.99%).

          The Bank's view of these GAP positions is as follows:

          1. Total RSA/Total RSL Ratio: Out of "Target" of .80 to 1.20 at 1.34. Rate sensitive assets currently outweigh rate sensitive liabilities. Management is pursuing a program to obtain additional rate sensitive liabilities at an accelerated pace to that of assets. This is accomplished through repricing opportunities as well as occasions to amend maturities.

          2. RSA/RSL - 0 to 365 Day: Within "Target" tolerance of .80 - 1.20 at 1.04%.

          3. RSA/RSL - 0 to 90 Day: Out of "Target" of .80 - 1.20 at 1.77%. The most applicable and currently achievable strategy is to further decrease the core deposit base within this time horizon.

          4. RSA/RSL - 91 - 365 Day: Out of "Target" of .80 - 1.20 at 0.41%. The most applicable and currently achievable strategy is to further increase the core deposit base within this time horizon.

          5. 0 - 365 Day GAP/Total Assets Month End: Within "Guideline" of -10% through +10% at +2.37%.

          6. 0 - 90 Day GAP/Total Assets Month End: Out of "Target" of -10% through +10% at +19.36%. This category is a component of numeral 5 above and is interrelated with numeral 7 below, however, are inverted. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice from within 4 to 12 months.

         7. 91-365 Day GAP/Total Assets Month End: Out of "Target" of -10% through +10% at - 16.9%. This category is a component of numeral 5 above and is interrelated with numeral 6 above, however, are inverted. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice from within 4 to 12 months.

Loan Maturity Schedule: The following schedule sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1998. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.



                                                 One Year       One to          Over                       Home
                                  Total          or Less      Five Years     Five Years    Nonaccrual     Equity
                                  -----          -------      ----------     ----------    ----------     ------

Residential Real Estate
   Fixed Rate                    1,768,041   $         -   $    347,075   $  1,420,965   $       -     $        -
   Adjustable Rate               1,088,985             -        266,712        822,273           -              -
Consumer
   Fixed rate                    5,824,585        67,526      5,755,705              -           -          1,355
   Adjustable rate                 185,410       105,843         79,587              -           -              -
Commercial
   Fixed rate                    1,034,483       776,086        258,297              -           -              -
   Adjustable rate               1,820,703       966,525        452,915        351,617      49,646              -
Commercial Real Estate
   Fixed rate                      747,891        73,300        492,718        181,873           -              -
   Adjustable rate               2,319,403       580,513        379,753        630,825           -        758,312
Other                               69,263        69,263             -               -           -              -
                             -------------   -----------   ------------   ------------   ---------      ---------
                             $  14,858,765   $ 2,609,056   $  8,032,842   $  3,407,554   $  49,646     $  759,667
                                              ==========    ===========    ===========    ========      =========
Add deferred loan costs             25,732
                              ------------
                                14,884,497
                              ============

Fixed rate loans due after one year total approximately $8.5 million and adjustable rate loans due after one year total approximately $3.0 million. Adjustment rate loans which reprice after December 31, 1998 total approximately $117,000 at December 31, 1998.

     The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank's GAP position and, ultimately, its profitability.

     Securities Portfolio. The Company's investment securities portfolio consists of high quality securities. The Company utilized buying opportunities during the last two years to extend the average life of its investment portfolio. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Company's investment portfolio decreased from 6.73% in 1997 to 6.37% at December 31, 1998.



                                                        Southern Security Bank Corporation
                                                      Maturities of Investment Securities
                                                              December 31, 1998


                           One Year or Less   Through Five Years  Through Ten Years    Ater Ten Years             Total
                         -------------------  ------------------  ------------------   ----------------  -----------------------
                                   Weighted           Weighted            Weighted             Weighted                 Weighted
                          Carrying  Average  Carrying  Average  Carrying  Average    Carrying  Average   Carrying       Average
                          Value     Yield    Value     Yield      Value    Yield      Value     Yield     Value          Yield

                                                                (Dollars in Thousands)
U.S. Treasury Securities
   Held to maturity       $     --    -- %  $248,280    6.51 %    $  --      --%   $      --         --%   $  248,280     6.51%
   Available for Sale     $     --    --          --      --         --      --           --         --            --       --

Mortgage-backed securities:
   Held to maturity             --    --     102,603    7.36         --      --           --         --       102,603     7.36
   Available for Sale           --    --          --      --         --      --      277,970       5.67       277,970     5.87

U.S. government corporations
and agencies:
   Held to Maturity             --    --          --      --         --      --           --         --            --      --
   Available for sale           --    --          --      --         --      --           --         --            --      --

      Total                    $--    --%   $350,883    6.76%       $--      -- %   $277,970       5.87%     $628,853    6.37%
                              ===== =====   ========    =====      =====   =====    ========      =====      ========    =====

     Asset Quality. The Bank's management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is accounts receivable purchase financing. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. The Company routinely monitors these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

     Displayed below are the percentages of the total loan portfolio as of December 31, 1998 and December 31, 1997:

                                                     1998     1997
                                                     ----     ----
  Commercial Loans to businesses:                    15%       22%
  Consumer & Installment Loans:                      41%       26%
  Residential Mortgage Loans:                        19%       25%
  Commercial Mortgage Loans:                         21%       23%
  Accounts Receivable:                                4%        4%

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of the value of real estate property could have an adverse impact on the Company's profitability. As part of the Bank's loan policy and loan management strategy, the Bank typically limits its loan-to-value ratio to a maximum of 50%-80% depending on the type of real property secured thereby. The use of qualified third party certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

     The Directors Loan and Discount Committee for the Bank concentrates its efforts and resources and that of its senior management and lending officers on loan review and underwriting procedures and standards. Internal controls include ongoing reviews of loans made to monitor documentation and e nsure the existence and valuations of collateral, early detection of loan degradation, and regional economic conditions.

     Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank's policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 1998 delinquent loans greater than 30 and less than 90 days (excluding Government Guaranteed) totaled $410,435; Classified loans totaled $517,445; and Other Real Estate Owned (consisting of 5 condominium units and one unimproved lot) totaled $414,297. The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, loans past due 90 days or more and still accruing and real estate owned at December 31, 1998 and 1997.

The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, loans past due 90 days or more and still accruing and real estate owned at December 31, 1998 and 1997.


                                             1998            1997
                                             ----            ----
                                             (Dollars in Thousands)
Nonaccrual loans
   Real estate                                --              15
   Commercial                                 50              --
Accrual loans - Past Due 90 days or more
   Real estate                               109             513
   Installment                                54              22
Restructured loans                            --              --
Real estate owned                            414             406
                                             ---             ---
   Total nonperforming assets                627              956
                                            ====             ====


*        -Consists  of  two  purchased  loan  participations   which  were  100%
         guaranteed by United States government agencies.

     Total nonperforming assets have increased in 1998 from 1997 by $43,000 (10%). Nonaccrual loans increased by $35,000 (333%), and real estate owned increased by $8,000 (2%). Accrual loans over 90 days decreased by $372,000 (70%).

     Allowances for Loan Losses, the reserve, is established though a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collection and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently as necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific identified problem assets/loans, and current anticipated economic conditions that may effect the borrower's ability to fulfill its contractual commitment(s). As of December 31, 1998, the Bank has set a conservative loan loss percentage at no less than 1.44% of total loan portfolio balance.

     For comparative purposes, in demonstration of Bank's clean-up efforts since the change of control date, in the following table the right most column shows year end, December 31, 1992 prior to ownership and control by the Company, and the left column shows the Bank as of December 31, 1998:

                                                     12/31/98        12/31/92

         Ending Balance Loan Loss Reserve           $272,000        $619,000
         Loan Portfolio Charge-Offs                   65,000         593,000
         Classified Loans                            517,000       3,004,000
         Other Real Estate Owned                     414,000         967,000
                                                     -----------------------
         Total Classified Assets                     931,000       3,971,000
         Percent Classified to Total Loans               6.3%           48.5%


The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.



                                                     1998                        1997
                                                     ----                        ----

                                                          Amount of                  Amount of
                                          Amount of       Loans to      Amount of    Loans to
                                          Allowance      Gross Loans    Allowance   Gross Loans
                                          ---------      -----------    ---------   -----------


Commercial                           $         37,450       19.22%  $     72,852       22.21%
Commercial Real Estate                         65,905       20.64%        64,012       19.52%
Residential Real Estate                        48,889       19.23%        77,647       21.39%
Consumer                                      118,527       40.45%        73,338       21.96%
Other                                             728        0.47%           953        0.29%
                                     ----------------   ----------  ------------   ----------
Total allowance for loan losses      $        271,499      100.00%  $    288,802       85.36%
                                     ================   ==========  ============   ==========


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

     Federal Regulations promulgated by the FDIC pursuant to the Federal Deposit Insurance Company Improvement Act of 1991, place limitations on the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of Charter in the institution's market area.

Impact of Inflation and Changing Prices

     The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on its performance than do the effects of inflation.

     The following table sets forth the Deposit base of the Bank at the close of business on December 31, 1998 and December 31, 1997. The Company views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.


                                              Southern Security Bank
                                                 Deposit Accounts
                                                 December 31, 1998


                                                    1998                                    1997
                                                    ----                                    ----

                                                 Weighted                                 Weighted
                                                  Average      % of                        Average      % of
                                       Amount      Rate       Deposits       Amount         Rate      Deposits
                                       ------      ----       --------       ------         ----      --------

Noninterest bearing accounts:        5,138,392     0.00%      25.38%       3,974,999       0.00%      25.36%
Interest bearing accounts:
   NOW accounts                      1,601,587     1.91%       7.91%       1,602,893       1.91%      10.23%
   Money market deposit accounts     2,745,687     2.25%      13.56%       3,690,050       2.63%      23.54%
   Savings accounts                    725,038     2.05%       3.58%         431,153       2.10%       2.75%
Time deposits                       10,033,342     5.52%      49.56%       5,976,217       5.72%      38.13%
                                    ----------                             ---------
   Total deposits                   20,244,046                            15,675,312
                                    ==========                            ==========


The following table sets forth information with respect to the return on assets and the return on equity for the years ending December 31, 1998 and 1997, and the ratio of average equity to average assets for those years.

                                              1998         1997
                                           (Dollars in Thousands)
                                           ----------------------

Net loss                                   $ (584,021)  $  (1,167)
Average total assets                           24,712      17,966
Average total equity                              889         614
Return on average assets                        (2.47%)      (6.5)%
Return on average equity                       (65.7%)     (190.1)%
Equity to assets ratio                           3.6%         3.4%

There were no dividends declared in the years ended December 31, 1998 and 1997.

     The Company's net loss decreased by $582,633 (50%) in 1998 due to the settlement of compensation due in 1997 to executive officers under the terms of their employment agreements and a substantial provision for loan losses in 1997.

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

     The Bank's capital accounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 1998 it has met the capital adequacy requirements as defined by these definitions.

     However, the Bank in its written agreement with the regulators had agreed to maintain a 6.25% ratio of capital to total assets, which was at 6.25% at December 31, 1998. The Bank has agreed to increase this level to 7.00% beginning January 1, 1999. The second column below with the indication "Adequately" is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication "Well" is that regulatory definition for a Well Capitalized banking institution.


Regulator Definition for each Capital Tier Category     SSB  Adequately   Well

Tier-2  Capital = Tier-2  Cap/Risk Weighted Assets     10.0%    8.00%     10.0%
Tier-1  Risk = Tier-1     Cap/Risk Weighted Assets     10.53%   4.00%      6.0%
Tier-1  Leverage = Tier-1 Cap/Avg Quarterly Assets      6.25%   4.00%      5.0%

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

Year 2000 Issue

     The Company is aware that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change of the century. If not corrected, many computer applications could fail or create erroneous results by or at Year 2000. This is commonly referred to as a "Year 2000 Issue" and it affects virtually all companies and organizations.

     The Company is subject to various regulations and oversight by regulatory authorities, including the Federal Reserve Bank. These regulatory agencies have coordinated various regulatory examinations focusing on the Year 2000 issues, and report their findings to the Company's management and the Board of Directors.

     Management of the Company is committed to ensuring that the Company's daily operations suffer little impact as a result of the date change at the end of the century. The Company has commenced a thorough review of the potential impacts of the Year 2000 issue on its operations and financial condition based on the Federal Financial Institutions Examination Council's (FFIEC), Interagency Guidelines. The guidelines identify a process in which Year 2000 issues are addressed, such as awareness, assessment, remediation, testing and implementation.

     The Company has identified key areas for which management is focusing its efforts. These areas include data center, desktop environment and networks, financial applications, facilities, legal, insurance, and outside services. For each of these areas identified, the Company is employing a process which will compile inventories of all identified areas which could be affected by the year 2000, including information technology ("IT") systems and non-information technology systems such as phone systems, fax machines and alarm systems. A testing schedule is defined and the identified systems are tested, and results evaluated. A remedy process is then defined, and implemented and testing is performed again. The process is repeated until repairs are complete. Management reports progress on its compliance program to the Board of Directors at least quarterly.

     All identified critical applications have been tested. Non-critical testing validation and repair is scheduled to be performed and completed during the second quarter of 1999.

     The Company has relationships with third parties including its borrowers, which are also subject to the Year 2000 uncertainties. Management has identified relationships which are considered material, and would have an adverse effect on the Bank and the Company if such third parties were not Year 2000 compliant. Management has solicited Year 2000 certifications from significant vendors, and also completed its own Year 2000 due diligence. No borrower or third party vendor has given the Company a response that indicates that they will not be Year 2000 compliant. It is anticipated that all identified third party vendors will be compliant, however, no assurance can be given with regard to their compliance with Year 2000. Also, no assurances can be given that a third party vendor or borrower will not have a material effect on the Company or Bank, due to their non-compliance with the Year 2000 issue.

     While no assurance can be given to actual system operations upon the turn of the century, based upon information currently known to it, and upon consideration of its testing efforts to date, management believes that in the worst case scenario, the Company will suffer only a slight interruption of business, as a result of minor application failures of its IT and non-IT systems and software as a result of the Year 2000. However, if the appropriate modifications are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Bank and the Company.

Costs of Year 2000

     The Company expects to incur minimal internal staff costs and other minimal costs in the execution of its implementation plan for Year 2000 compliance. These costs may include new equipment and software purchases, in addition to testing applications prior to the Year 2000.

Contingency Plans

     The Company has prepared or is in the process of preparing contingency plans for each major area of business identified above. The plans will utilize in part alternative procedures, other third party vendors and manual intervention, to compensate for the loss of certain computer system. All such plans will be completed by the second quarter 1999.

Item 7.  Financial Statements

SOUTHERN SECURITY BANK CORPORATION
AND SUBSIDIARY
Consolidated Financial Report
December 31, 1998

Independent Auditor's Report


To the Board of Directors and Stockholders
Southern Security Bank Corporation and Subsidiary

Hollywood, Florida

We have audited the accompanying consolidated balance sheets of Southern Security Bank Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Bank Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Fort Lauderdale, Florida
January 22, 1999, except for the second
         paragraph to Note 10 as to which
         the date is February 18, 1999.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 1998 and 1997


ASSETS                                          1998             1997
-------------------------------------------------------------------------
Cash and due from banks (Note 3)       $      1,012,269  $      1,107,669
Federal funds sold                            4,845,000
                                      -----------------------------------
Total cash and cash equivalents               5,857,269         1,107,669
Securities held to maturity (Note 4)            350,883         1,827,494
Securities available for sale (Note 4)          277,970           380,094
Federal Reserve Bank stock, at cost              84,300            63,100
Loans, net (Notes 5, 13 and 17)              14,612,998        12,463,278
Premises and equipment (Note 6)                 344,592           399,799
Other real estate owned                         414,298           406,298
Accrued interest receivable                     136,854           125,870
Other assets                                    181,677           158,360
                                      -----------------------------------
                                       $     22,260,841  $     16,931,962
                                      ===================================


See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                        1998                     1997
------------------------------------------------------------------------------------------------------------

Liabilities:

Noninterest-bearing deposits                                   $          5,138,392   $            3,974,999
Interest-bearing deposits (Note 7)                                       15,105,654               11,700,313
                                                               ---------------------------------------------
Total deposits                                                           20,244,046               15,675,312
Federal funds purchased                                                                              206,000
Notes payable (Note 9)                                                      100,000                  100,000
Other liabilities                                                           661,184                  452,550
                                                               ---------------------------------------------
Total liabilities                                                        21,005,230               16,433,862
                                                               ---------------------------------------------
Commitments and contingencies (Notes 14 and 17)
Minority interest in subsidiary                                              39,491                   25,270
                                                               ---------------------------------------------
Stockholders' equity (Notes 2, 10, 11, and 15):
Series A voting convertible preferred stock, $.01 par
value; $1.50 liquidation value; 1,200,000 shares
authorized; none issued and outstanding

Class A voting common stock, $.01 par value; 30,000,000
1,644,988 shares authorized; issued and outstanding 1998
4,567,641 shares; 1997 4,299,673 shares                                      45,676                   42,997

Class B nonvoting convertible common stock, $.01 par value; 5,000,000 shares authorized;
none issued and outstanding

Capital surplus                                                           5,537,269                4,215,371

Accumulated deficit                                                      (4,370,251)              (3,786,230)
                                                               ---------------------------------------------
                                                                          1,212,694                  472,138
Accumulated other comprehensive income                                        3,426                      692
                                                               ---------------------------------------------
       Total stockholders' equity                                         1,216,120                  472,830
                                                               ---------------------------------------------
                                                               $         22,260,841        $      16,931,962
                                                               =============================================

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY


Consolidated Statements of Operations     Years Ended December 31, 1998 and 1997

                                                                    1998               1997
----------------------------------------------------------------------------------------------
Interest income:

Interest and fees on loans                                  $    1,472,713   $       1,113,375
Interest and dividends on securities                               120,146             237,029
Interest on federal funds sold                                     273,926              86,653
                                                          ------------------------------------
                                                                 1,866,785           1,437,057
Interest expense                                                   889,292             558,451
                                                          ------------------------------------
Net interest income                                                977,493             878,606
Provision for loan losses (Note 5)                                  40,000             130,000
                                                          ------------------------------------
Net interest income after provision for loan losses                937,493             748,606
                                                          ------------------------------------
Other income:

Service charges on deposit accounts                                136,298              98,959
Securities gains (losses), net (Note 4)                                543                 753
    Other                                                           39,635              42,516
                                                          ------------------------------------
Total other income                                                 176,476             142,228
                                                          ------------------------------------
Other expenses:
Salaries and employee benefits                                     743,373           1,227,901
Occupancy and equipment                                            321,349             338,750
Data and item processing                                            72,505              78,926
Professional fees                                                  140,383              86,850
Insurance                                                           91,886              87,861
Other                                                              330,181             250,641
                                                          ------------------------------------
Total other expenses                                             1,699,677           2,070,929
                                                          ------------------------------------
Net loss before minority interest in
net loss of subsidiary                                            (585,708)         (1,180,095)
Minority interest in net loss of subsidiary                          1,687              13,441
                                                          ------------------
Net loss                                                  $       (584,021)   $     (1,166,654)
                                                          ====================================
Basic and diluted earnings (loss) per share (Note 12)     $          (0.13)              (0.31)


See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1998 and 1997

                                                                                                                   Accumulated
                                                                                                                      Other
                                  Comprehensive    Preferred Stock      Common Stock       Paid-In    Accumulated Comprehensive
                                     Income       Shares     Amount   Shares    Amount     Capital     (Deficit)     Income    Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                      596,622  $  5,966  9,856,664  $ 98,567  $3,259,822   $(2,619,576)$ (23,611)$721,168
 Comprehensive income (loss):                                             -         -           -
   Net loss                       $ (1,166,654)       -         -         -         -           -    (1,166,654)        -(1,166,654)
   Other Comprehensive income,
     net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale (Note 4)                   24,303         -        -         -         -           -             -    24,303     24,303
                                        ------
  Comprehensive income (loss)     $ (1,142,351)
                                     =========
  Issuance of stock in
    private placements                                 -        -    884,859    8,849      522,067            -         -    530,916
  Issuance of stock in
    settlement of certain
    liabilities (Notes 9 and 11)                       -        -    595,120    5,951      351,121            -         -    357,072
  Conversion of preferred stock
    (Note 10)                                   (596,622)  (5,966)   596,622     5,966           -            -         -          -
  Preferred stock dividends                            -        -    197,178     1,972      (1,972)           -         -          -
  Reverse acquisition (Note 2)                         -        - (7,830,770)  (78,308)     84,333            -         -      6,025
                                                 -------    -----  ---------    ------      ------           --        --      -----
Balance, December 31, 1997                             -        -  4,299,673    42,997   4,215,371   (3,786,230)      692    472,830
  Comprehensive income (loss):
   Net loss                       $  (584,021)         -        -          -         -           -     (584,021)        -  (584,021)
   Other comprehensive income,
    net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale (Note 4)                   2,734          -        -          -         -           -            -      2,734     2,734
  Comprehensive income (loss)     $  (581,287)
                                      =======
  Issuance of stock                                    -        -    267,968     2,679    1,321,898           -          - 1,324,577

Balance December 31, 1998                              -        -  4,567,641   $45,676   5,537,269  $(4,370,251)   $ 3,426 1,216,120
                                                         ===========================================================================


See Notes to Consolidated Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED Statements of Cash Flows
Years Ended December 31, 1998 and 1997

                                                                                    1998               1997
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss                                                                 $       (584,021)   $     (1,166,654)
Adjustments to reconcile net loss to net cash used in
operating activities:
Net accretion on securities                                                       (22,133)             (7,452)
Provision for loan losses                                                          40,000             130,000
Provision for losses on other real estate owned                                     7,000
Depreciation and amortization                                                      79,485              76,406
Securities (gains) losses, net                                                       (543)               (753)
Minority interest in net loss of subsidiary                                        (1,687)            (13,441)
Issuance of common stock as compensation
for services                                                                       89,325             207,072
(Increase) decrease in:
Accrued interest receivable                                                       (10,984)            (19,155)
Other assets                                                                       (7,471)            (55,439)
Increase in other liabilities                                                     208,634             146,745
                                                                       ---------------------------------------
Net cash used in operating activities                                            (202,395)           (702,671)
                                                                       ---------------------------------------
Cash Flows From Investing Activities
Net cash flows from securities (Note 18)                                        1,583,006           1,308,642
Loan originations and principal collections on loans                            3,519,073           1,335,699
Purchases of loans                                                              5,723,793          (2,514,204)
Purchase of premises and equipment                                                (24,278)            (45,930)
Proceeds from sale of other real estate owned                                                          83,506
                                                                       ---------------------------------------
Net cash provided by (used in) investing activities                              (645,992)            167,713
                                                                       ---------------------------------------
Cash Flows From Financing Activities
Net (decrease) in federal funds purchased
and securities sold under repurchase agreements                                 (206,000.           (544,000.
Net increase (decrease) in deposits                                             4,568,735         (2,580,891.
Proceeds from issuance of stock                                                 1,235,252             530,916
                                                                       ---------------------------------------
Net cash provided by (used in) financing activities                             5,597,987          (2,593,975)
                                                                       ---------------------------------------
Net increase (decrease) in cash
and cash equivalents                                                            4,749,600          (3,128,933)
Cash and cash equivalents:
Beginning                                                                       1,107,669           4,236,602
                                                                       ---------------------------------------
Ending                                                                   $      5,857,269   $       1,107,669
                                                                       =======================================


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 1998, the Company adopted FASB Statement No. 130, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Bank's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

Cash and cash flows: Cash and cash equivalents includes cash and due from banks, and federal funds sold. For purposes of reporting cash flows, loans, deposits, federal funds purchased and securities sold under repurchase agreements are reported net. The Bank maintains deposits with financial institutions which are in excess of federally-insured amounts.

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

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over the contractual lives of the applicable securities are included in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Premises  and  equipment:  Premises  and  equipment  are  stated  at  cost  less
accumulated   depreciation.   Depreciation   is  computed   principally  by  the
straight-line method over the following estimated useful lives:


                                 Years
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

Off-balance-sheet instruments: In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Management assesses the risks related to those instruments for potential losses on an ongoing basis.

Earnings per share: Basic earnings per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted earnings per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

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

The fair value estimates presented are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank expects to adopt the new Statement effective January 1, 2000. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank's earnings or financial position.


Note 2.   Reverse Acquisition

On November 10, 1997, Southern Security Financial Corporation ("SSFC") acquired all of the outstanding stock of the Company. For accounting purposes, the acquisition has been treated as a reorganization of the Company, with the Company as the acquirer (reverse acquisition). The classes and terms of authorized stock have remained substantially the same as a result of the acquisition.

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

Note 3.   Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain reserve balances in cash or on deposit, based on a percentage of deposits. Required reserve balances were completely satisfied by cash on hand at December 31, 1998 and 1997.

Note 4.   Investment Securities

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 1998 and 1997 are summarized as follows:

                                                                      1998
                                           ------------------------------------------------------
                                                               Gross       Gross
                                                Amortized   Unrealized   Unrealized      Fair
                                                   Cost        Gains       Losses       Values
                                           ------------------------------------------------------

U. S. Treasury securities                    $   248,280   $   4,962   $             $    253,242
Mortgage-backed securities                       102,603       3,188                      105,791
                                           ------------------------------------------------------
                                             $   350,883   $   8,150   $             $    359,033
                                           ======================================================




                                                                  1997
                                   ---------------------------------------------------------
                                                           Gross         Gross
                                         Amortized       Unrealized    Unrealized     Fair
                                           Cost            Gains        Losses       Values
                                   ---------------------------------------------------------
U. S. Treasury securities            $      246,867   $      4,148      $         $  251,015
U. S. Government corporations
     and agencies                           899,417            331                   899,748
Mortgage-backed securities                  681,210         11,224                   692,434
                                     -------------------------------------------------------
                                     $    1,827,494   $     15,703      $        $ 1,843,197
                                     =======================================================

The amortized cost and fair values of securities held to maturity at December 31, 1998, by contractual maturity, are shown below.



                                                 Amortized           Fair
                                                   Cost             Values
                                        ----------------------------------
Due after one year through five years      $      248,280   $      253,242
Mortgage-backed securities                        102,603          105,791
                                        ----------------------------------
                                           $      350,883   $      359,033
                                        ==================================

Gross gains of $543 were recognized on securities held to maturity in 1998 as a result of the disposition of a security that was called by the maker. No securities held to maturity were called in 1997.

Securities held to maturity with a carrying amount of approximately $250,000 and $1,300,000 at December 31, 1998 and 1997, respectively, were pledged as collateral on trustee deposits and repurchase agreements.

Securities available for sale: The amortized cost and fair values of securities available for sale as of December 31, 1998 and 1997 are summarized as follows.


                                                     1998
                                                     ----
                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost        Gains        Losses      Values
                             ---------------------------------------------------
Mortgage-backed securities     $ 274,458   $   3,512   $               $ 277,970
                             ===================================================


                                                     1997
                                                     ----

                                              Gross       Gross
                              Amortized    Unrealized   Unrealized      Fair
                                Cost          Gains      Losses        Values
                             -------------------------------------------------
Mortgage-backed securities    $379,378    $  1,325     $   (609)     $ 380,094
                             =================================================

Contractual maturities of mortgage-backed securities available for sale are not disclosed because they are not due at a single maturity date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

There were no sales of securities available for sale in 1998. The sale of securities available for sale in 1997 resulted in gross realized gains of $753 and no gross realized losses.

No securities available for sale were pledged at December 31, 1998 and 1997.

Changes in the unrealized gain (loss) on securities available for sale are as follows:


                                                                             Year Ended December 31,
                                                                         -----------------------------
                                                                                 1998          1997
                                                                         -----------------------------
Unrealized holding gains (losses) arising during the period                 $     2,795    $   14,125
Amortization of unrealized loss on security transferred
to held to maturity                                                                            11,826
Less reclassification adjustment for gains (losses) realized
in net income                                                                                    (753)
                                                                         -----------------------------
Net unrealized gains (losses), before tax (expense) benefit                       2,795        25,198
Tax (expense) benefit
                                                                         -----------------------------
Other comprehensive income before minority interest                               2,795        25,198
Minority interest in other comprehensive income of subsidiary                       (61)         (895)
                                                                         -----------------------------
Other comprehensive income                                                  $     2,734    $   24,303
                                                                         =============================

Note 5.   Loans

The composition of net loans as of December 31, 1998 and 1997 is as follows:


                                                      1998         1997
                                                --------------------------
Commercial                                      $  2,855,186  $  3,300,273
Commercial real estate                             3,067,294     2,899,810
Residential real estate                            2,857,026     3,177,722
Consumer                                           6,009,996     3,263,059
Other                                                 69,263        43,193
                                                --------------------------
                                                  14,858,765    12,684,057
Allowance for loan losses                          (271,499.     (288,802.
Deferred loan fees and unamortized premiums, net      25,732        68,023
                                                --------------------------
Loans, net                                      $ 14,612,998  $ 12,463,278
                                                ==========================

Activity in the allowance for loan losses for the years ended December 31, 1998 and 1997 was as follows:

                                                  1998           1997
                                         ------------------------------

Balance, beginning                       $     288,802  $      196,140
Amounts charged off:
Consumer loans                                 (65,097)        (13,620)
Commercial loans                                               (27,359)
Provision for loan losses                       40,000         130,000
Recoveries of amounts charged off
Consumer loans                                   7,794
Commercial loans                                                 3,641
                                         ------------------------------
Balance, ending                          $     271,499  $      288,802
                                         ==============================

The Bank's recorded investment in impaired loans was approximately $50,000 and $15,000 at December 31, 1998 and 1997, respectively. The specific allowance associated with impaired loans, and included in the allowance for loan losses, at December 31, 1998 and 1997, was approximately $7,400 and $7,500, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $17,000 and $55,000, respectively. Interest income on impaired loans, recognized for cash payments received in 1998 and 1997, was not significant.

Note 6.   Premises and Equipment

The  major  classes  of  premises  and  equipment  and  the  total   accumulated
depreciation as of December 31, 1998 and 1997 are as follows:


                                                     1998         1997
                                              --------------------------
Leasehold improvements                         $   712,022  $   705,408
Furniture, fixtures, and equipment                 552,803      534,974
                                              --------------------------
                                                 1,264,825    1,240,382
Less accumulated depreciation and amortization     920,233      840,583
                                              --------------------------
                                               $   344,592  $   399,799
                                              ==========================

Note 7.   Deposits

The composition of interest-bearing deposits at December 31, 1998 and 1997 is as follows:


                                                    1998         1997
                                            ----------------------------
Now accounts                                $    1,601,587  $  1,602,893
 money market accounts                           2,745,687     3,690,050
Savings accounts                                   725,038       431,153
Certificates of deposit less than $100,000       6,749,358     4,276,204
Certificates of deposit of $100,000 or more      3,283,984     1,700,013
                                            -----------------------------
Total                                       $   15,105,654  $ 11,700,313
                                            =============================

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


                                      Less than         $100,000
                                     $100,000          and over         Total
                                 -----------------------------------------------
Three months or less              $  1,914,932    $  1,136,068     $   3,051,000
Over three through six months        2,180,259         826,720         3,006,979
Over six through twelve months       1,128,500       1,021,168         2,149,668
Over one through two years           1,213,999         300,028         1,514,027
Over two through three years           145,000                           145,000
Over three through four years          107,000                           107,000
Over four through five years            59,668                            59,668
                                 -----------------------------------------------
                                  $  6,749,358    $  3,283,984     $  10,033,342
                                 ===============================================

Note 8.           Income Taxes

The net cumulative tax effects of the primary temporary differences as of December 31, 1998 and 1997 are shown in the following table:

                                                            1998              1997
                                                 ----------------------------------
Deferred tax assets:
Allowance for loan losses                        $         57,200   $        42,000
Other real estate owned                                    28,300            25,200
Premises and equipment                                     69,500            41,500
Net operating loss carryforward                         3,010,400         2,878,400
Accrual to cash conversion for income taxes               126,900            56,800
Other                                                                         2,300
                                                 -----------------------------------
Total deferred tax assets                               3,292,300         3,046,200
                                                 -----------------------------------
Deferred tax liabilities:
Deferred loan costs                                        (2,700)          (13,800)
                                                 -----------------------------------
Total deferred tax liabilities                             (2,700)          (13,800)
                                                 -----------------------------------
                                                        3,289,600         3,032,400
Valuation allowance for deferred tax assets            (3,289,600)       (3,032,400)
                                                 -----------------------------------
Net deferred tax assets                          $                  $
                                                 ===================================


The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased by $257,200 and $359,900 during the years ended December 31, 1998 and 1997, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 1998 and 1997, because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

The Company has available federal net operating loss carryforwards approximating the following at December 31, 1998:



Expiring December 31,                 Amount
--------------------------------------------

2002                       $         143,000
2003                                 998,000
2004                                 500,000
2005                                 759,000
2006                                 526,000
2007                                 935,000
2008                                 905,000
2009                                 872,000
2010                                 898,000
2011                                 288,000
2012                                 844,000
2018                                 328,000
                               -------------
                               $   7,996,000
                               =============

Note 9. Notes Payable

The Company has an unsecured note payable to a trust affiliated with a stockholder in the amount of $100,000 at December 31, 1998 and 1997. The note is due June 30, 1999 and interest is payable quarterly at 8.0%. The due date of the note is automatically extended for additional periods of six months at each due date unless the lender provides 30 days notice of its intent not to permit additional extensions.

Note 10. Capital Stock

During 1998, the Company sold 251,303 units under a private offering at a price of $5 per share. Each unit sold consisted of one share of Class A Common Stock and a warrant to purchase one additional share of Class A Common Stock at a price of $7.50, which expires September 30, 2001. At December 31, 1998, there are 251,303 of such warrants outstanding.

Effective February 8, 1999 through March 25, 1999, the Company has offered to permit the holders of the warrants discussed above to purchase 10 shares of Class A Common Stock for $5.00 through the early exercise of such warrants. The Board of Directors has the authority to issue up to 5,000,000 preferred shares in one or more classes, to fix the number of shares constituting any class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption and the liquidation preference of such class. The Certificate of Incorporation created Series A Preferred Stock and authorized the issuance of 1,200,000 shares from the total authorized shares.

The Series A Preferred Stock is convertible into common stock on a share-for-share basis upon the occurrence of certain events. Dividends are payable quarterly, when declared by the Board of Directors, on the Series A Preferred Stock at an annual rate of $.06 per share. Accumulated but unpaid dividends for any past quarterly dividend periods will be cumulative and accrue without interest. No dividends may be declared or paid on common stock of the Company and no common stock shall be redeemed until all dividends in arrears on the Series A Preferred Stock have been paid. In addition, holders of Series A Preferred Stock shall also receive a dividend any time a dividend is declared on the Class A Common Stock generally on a share-for-share basis. No dividends have been declared on the Series A Preferred Stock since the inception of the Company. All shares of Series A Preferred Stock which were issued and outstanding on December 31, 1996 were converted into Class A Common Stock during the year ended December 31, 1997 and accumulated dividends were settled by the issuance of Class A Common Stock at a price of $1.80 per share (after giving effect to the 1 for 3 reverse stock split executed in connection with the reverse merger discussed in Note 2).

Note 11. Officer and Stock-Based Compensation

At June 30, 1997, the Company settled contractual liabilities under employment agreements with two officers totaling $207,072, through the issuance of 345,120 shares of Class A Common Stock. In addition, the Company has recognized liabilities totaling approximately $278,000 and $290,000 at December 31, 1998 and 1997, respectively for additional amounts due to the two officers for services performed in connection with their employment agreements. During the year ended December 31, 1998, one officer voluntarily agreed to permanently forgive $125,000 of compensation due and the related liability was decreased accordingly.

Options for the purchase of stock in Southern Security Bank

Under the Incentive Stock Option Plan (the "Plan") adopted by the Bank in 1988, the Bank is authorized to grant options for the purchase of up to 20% of the outstanding common shares of the Bank (575,570 shares at December 31, 1998). All directors, officers and employees of the Bank are eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant, but in no event may the price be less than the par value of such stock. Options granted under the plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expires July 1, 2000, and no additional options may be granted after that date under the Plan. The weighted-average remaining life of options outstanding at December 31, 1998 and 1997 is 5.0 years and 4.5 years, respectively.

A summary of the options for the purchase of common stock of the Bank outstanding as of December 31, 1998 and 1997, and changes during the years then ended is presented in the following table. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1998 and 1997: risk-free interest rates of 5.5% and 6.0% for 1998 and 1997, expected lives of 6 years for both years and no dividends.



                                                        1998                                  1997
                                       -------------------------------------------------------------------------------
                                                              Weighted-Average                        Weighted-Average
                                          Shares              Exercise Price         Shares            Exercise Price
                                       -------------------------------------------------------------------------------


Outstanding at beginning of year            414,870             $      1.00          319,690        $     1.00
Granted                                    114,830                     1.00           95,180              1.00
Exercised
Forfeited                                   (2,640)                    1.00
                                    --------------                                ----------
Outstanding at end of year                 527,060                     1.00          414,870              1.00
                                    ==============                                ==========
Options exercisable at year-end            527,060                     1.00          414,870              1.00
                                    ==============                ==========

Weighted-average fair value of
options granted during the year                                     $  0.08                         $     0.10



Options for the purchase of stock in Southern Security Bank Corporation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors of the Company under various compensation agreements and actions of the Board of Directors, representing a majority of the stockholders. All options for the purchase of common stock of the Company expire 10 years from the date of issue. The weighted-average remaining life of options outstanding at December 31, 1998 and 1997 was 6.4 and 6.0 years, respectively.

A summary of the options for the purchase of common stock of the Company outstanding as of December 31, 1998 and 1997, and changes during the years then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1998 and 1997: risk-free interest rate of 5.5% and 6.0% percent for 1998 and 1997, respectively, expected lives of 9 years for both years, and no dividends. Volatility was assumed to be zero because there is currently no market for the Company's stock.


                                                       1998                         1997
                                        ------------------------------------------------------------------
                                                        Weighted-Average                  Weighted-Average
                                             Shares       Exercise Price      Shares       Exercise Price
                                        ------------------------------------------------------------------
Outstanding at beginning of year           758,612        $     0.75         667,134      $      0.34
Granted                                    105,076              5.00          91,478             1.80
Exercised
Forfeited
                                        ----------                          --------
Outstanding at end of year                 863,688              1.06         758,612             0.51
                                        ==========                          ========
Options exercisable at year-end            863,688              1.06         758,612             0.51
                                        ==========                          ========
Weighted-average fair value of
options granted during the year                          $      1.95                         $   0.75


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


                                              1998               1997
----------------------------------------------------------------------------

Net loss                  As reported     $ (584,021)     $(1,166,654)
                          Pro forma         (818,000)      (1,235,000)
Basic earnings per share  As reported          (0.13)           (0.31)
                          Pro forma            (0.18)           (0.33)

Note 12.  Earnings Per Share

Following is information about the computation of the earnings per share data for the years ended December 31, 1998 and 1997:

                                                Numerator  Denominator Per-Share
                                                                         Amounts
                                                --------------------------------
                                                 Year Ended December 31, 1998
                                                --------------------------------
Net loss                                    $ (584,0210)
Less preferred stock dividends accrued
                                            ------------
Basic and diluted earnings (loss) per share,
income available to common stockholders      (584,021)     4,425,148   $(0.13)
                                            ==================================


                                                Year Ended December 31, 1997
                                               -----------------------------

Net loss                                 $(1,166,654)
Less preferred stock dividends accrued       (14,834)
                                         ------------
Basic and diluted earnings (loss) per share,
income available to common stockholders   (1,181,488)      3,771,047  $(0.31)
                                          ===================================

Options for the purchase of 863,688 shares and 758,612 shares at December 31, 1998 and 1997, respectively, have not been included in the computation of diluted earnings per share for 1998 and 1997 because their inclusion would have been antidilutive as a result of losses being reported for these years.

Note 13.  Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Aggregate loans to, or guaranteed by, these related parties at December 31, 1998 and 1997 and the activity therein for the years then ended was as follows:

                                  1998           1997
                         -----------------------------
Balance, beginning       $     255,057  $      705,057
New loans                      248,401
Repayments                     (76,362)       (450,000)
                         ------------------------------
Balance, ending          $     427,096  $      255,057
                         ==============================


Note 14.  Leases

The Bank leases its facilities under a noncancelable agreement which expires December 31, 2013. The approximate future minimum lease payments under this lease as of December 31, 1998, are as follows:

Year Ending
December 31                                       Amount
---------------------------------------------------------

1999                                      $       178,920
2000                                              184,288
2001                                              189,816
2002                                              195,510
2003                                              201,376
Thereafter                                      2,467,478
                                         ----------------
Total minimum lease payments             $      3,417,388
                                         ================

Total lease expense for the years ended December 31, 1998 and 1997 approximated $183,000 and $214,100, respectively, net of sublease income of none and $22,900, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 15.  Restrictions on Retained Earnings and Regulatory Capital Requirements

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, no retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Bank meets all capital adequacy requirements required by law as of December 31, 1998.

As of December 31, 1998, the most recent notification from the Federal Reserve categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below:

                                                               To Be Adequately Capitalized


                                                                      For Capital               Under Prompt Corrective
                                Actual                            Adequacy Purposes                 Action Provisions
                        -----------------------------------------------------------------------------------------------
As of December 31, 1998:
Total Capital (to
Risk-Weighted Assets)     $    1,800,324       11.8%      $      1,222,234        8.0%     $     1,222,234     8.0%
Tier I Capital (to
Risk-Weighted Assets)     $    1,608,356       10.5%      $        611,117        4.0%     $       611,117     4.0%
Tier I Capital (to
Average Assets)           $    1,608,356        6.3%      $        919,600        4.0%     $       919,600     4.0%

As of December 31, 1997:
Total Capital (to
Risk-Weighted Assets)     $    1,046,502        8.9%      $        956,859         8.0%    $       956,859      8.0%
Tier I Capital (to
Risk-Weighted Assets)     $      896,993        7.6%      $        478,430         4.0%    $       478,430      4.0%
Tier I Capital (to
Average Assets)           $      896,993        5.0%      $        711,600         4.0%    $       711,600      4.0%


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

On November 13, 1998, the Bank entered into a written agreement (the "Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department"). This written agreement superseded the prior agreement dated March 17, 1992. In addition to requiring the Bank to implement certain operating administrative policy and procedure changes, the written agreement:

a. Prohibits the declaration or payment of dividends by the Bank without the prior written approval of the FRB and the Department;
b. Requires the Bank to submit a written plan to maintain an adequate capital position which, at a minimum, addresses and considers (a) current and future capital requirements including the maintenance of minimum capital ratios, (b) any planned growth in the Bank's assets, (c) the volume of the Bank's adversely classified assets, (d) the Bank's anticipated level of retained earnings, and (e) the source and timing of additional funds to fulfill future capital requirements; and,
c. Requires the Bank to maintain its tier one leverage ratio at a level of no less than 6.25% through December 31, 1998 and 7.0% thereafter.As shown in the financial statements, the Company incurred net losses of $584,021 and $1,166,654 during the years ended December 31, 1998 and 1997, respectively. Despite these losses, the Bank continued to meet the minimum regulatory capital requirements prescribed under prompt corrective action provisions at December 31, 1998. Failure to meet these capital requirements may result in one or more regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator. It is the opinion of management that the ability to meet the prescribed capital requirements in the future is dependent on the ability to raise additional capital, as well as the ability to improve operating results. Management expects to raise additional capital through the offer for early exercise of warrants as discussed in Note 10 and to significantly reduce the loss from operations in 1999. In addition, the Company plans to raise additional capital in connection with the planned merger discussed in Note 20.

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

These commitments were as follows at December 31, 1998 and 1997:

                                                   1998           1997
                                          ------------------------------
Commitments to extend credit (unfunded)    $    1,923,741  $   1,995,917
Standby letters of credit                         107,932         58,632
                                          ------------------------------
                                           $    2,031,673  $  2,054,549.
                                          ==============================

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

In addition, the Company has executed employment agreements with two individuals who are both officers and directors of the Company. Under the terms of the agreements, the Company has agreed to pay base salaries of $175,000 per year, adjusted for inflation, to grant semiannual options for the purchase of 0.6% of the outstanding Class A Common Stock at an exercise price equal to 110% of the per share book value of such shares at the date of grant, and to provide certain other benefits and compensation to the two officers. The officers voluntarily agreed to an exercise price of $5.00 for options granted in 1998 and 1999. The employment agreements expire June 10, 2002, except that if the Company does not deliver written notice of its intent to terminate to the officers at least six months prior to that date, the agreements shall automatically renew for an additional five-year period.

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

Note 18.  Additional Cash Flow Information


                                                             Years Ended December 31,
                                                          ---------------------------
                                                             1998            1997
                                                           ---------------------------
Cash flows from securities:
Securities available for sale:
Sales                                                   $                 $  782,010
Maturities, calls, and paydowns                              106,139         584,473
Purchases                                                                   (349,945)
Securities held to maturity:
Maturities and paydowns                                    1,498,067         541,563
Purchases                                                                   (245,859)
Purchases of Federal Reserve Bank stock                      (21,200)         (3,600)
                                                        -----------------------------
                                                        $  1,583,006   $   1,308,642
                                                        =============================
Supplemental disclosures of cash flow information:

    Cash payments for interest                            $ 683,957   $      633,500
Supplemental schedule of Noncash Investing and
Financing Activities
Issuance of 250,000 shares of Class A Common Stock
in exchange for notes payable to stockholders (Note 9)                       150,000
Issuance of 345,120 shares of Class A Common Stock
as compensation for officers (Note 11)                                       207,072
Addition of 256,088 shares of Class A Common Stock
in connection with reverse merger (Note 2)                                     6,025
Issuance of 16,665 shares of Class A Common Stock
in exchange for services                                     89,325
Acquisition of other real estate upon foreclosure of loans   15,000



Note 19.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, values are based on carrying values. Fair values for other loans are estimated on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Management believes that the allowance for loan losses is an appropriate indication of the applicable credit risk associated with determining the fair value of its loan portfolio and the allowance has been deducted from the estimated fair value of loans.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Off-balance-sheet instruments: Fair values for the Bank's off-balance-sheet instruments, primarily lending commitments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value for such commitments are nominal.

Deposit liabilities: The fair values of demand deposits and statement savings equal their carrying amounts which represents the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other liabilities: The carrying amount of other liabilities approximates their fair value.

Following is a summary of the carrying amounts and approximate fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                                                            1998
                                                                       -------------------------------------
                                                                                Carrying            Fair
                                                                                 Amount             Value
                                                                       -------------------------------------
Cash and cash equivalents                                                 $      1,012,269    $    1,012,269
Investment securities (including Federal Reserve Bank stock)                       713,153           721,303
Loans receivable                                                                14,612,998        14,716,432
Accrued interest receivable                                                        136,854           136,854
Deposits                                                                        20,244,046        20,256,510
Other liabilities                                                                  761,184           761,184
Commitments to extend credit



                                                                                           1997
                                                                          ---------------------------------
                                                                                Carrying           Fair
                                                                                 Amount            Value
                                                                          ---------------------------------
Cash and cash equivalents                                                 $     1,107,669    $    1,107,669
Investment securities (including Federal Reserve Bank stock)                    2,270,688         2,286,391
Loans receivable                                                               12,463,278        12,588,248
Accrued interest receivable                                                       125,870           125,870
Deposits                                                                       15,675,312        15,680,210
Other liabilities                                                                 758,550           758,550
Commitments to extend credit


Note 20.  Planned Merger

The Company has signed a letter of intent to merge with First Colonial Securities Group, Inc. (FCSG), to be effected through a stock for stock exchange with the Company to be the surviving parent. FCSG is a full service brokerage and investment banking firm headquartered in Boca Raton, Florida and has twenty offices throughout the United States. After consummation of the planned merger, the Company would own 100% of FCSG.


Note 21.  Parent Company Only Financial Statements

Condensed financial statements for Southern Security Bank Corporation only are presented below:


SOUTHERN SECURITY BANK CORPORATION

PARENT COMPANY ONLY BALANCE SHEETS

December 31, 1998 and 1997

ASSETS                                            1998            1997
                                          ------------------------------
Cash                                       $      68,108      $      721
Investment in Southern Security Bank           1,580,675         843,231
Other assets                                       4,519          36,408
                                           -----------------------------
                                           $   1,653,302      $  880,360
                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Notes payable                              $    100,000      $   100,000
Other liabilities                               337,182          307,530
                                           -----------------------------
Total liabilities                               437,182          407,530
Stockholders' equity                          1,216,120          472,830
                                           -----------------------------
                                          $   1,653,302   $      880,360
                                          ==============================


SOUTHERN SECURITY BANK CORPORATION
PARENT COMPANY ONLY STATEMENTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

                                                     1998         1997
                                               ---------------------------
Equity in net loss of Southern Security Bank    $  (37,349)  $   (283,951)
                                               ---------------------------
Expenses:
Interest expense                                    10,366          6,117
Other expenses                                     536,306        876,586
                                               --------------------------
Total expenses                                     546,672        882,703
                                               ---------------------------
Net loss                                       $  (584,021)  $ (1,166,654
                                               ==========================

SOUTHERN SECURITY BANK CORPORATION
PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

Years Ended December 31, 1998 and 1997

                                                                         1998                  1997
                                                                -------------------------------------
Net loss                                                         $     (584,021)     $    (1,166,654)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of Southern Security Bank                             37,349              283,951
Issuance of common stock as compensation for services                    89,325              207,072
Other                                                                    65,382              260,234
                                                                -------------------------------------
Net cash used in operating activities                                  (391,965)            (415,397)
Net cash used in investing activities (Investment in Southern
Security Bank )                                                        (775,900)            (120,000)
Net cash provided by financing activities                             1,235,252              530,916
                                                                -------------------------------------
Decrease in cash and cash equivalents                                    67,387              (4,481.
Cash and cash equivalents:
Beginning                                                                   721                5,202
                                                                -------------------------------------
Ending                                                          $        68,108     $            721
                                                                =====================================


Note 22.  Year 2000 Issue

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial statements.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

MANAGEMENT

Company Officers and Directors


 Name                       Term         Age          Position                   Position Since

 Philip C. Modder            3yr         58           Chairman of the Board      June, 1992
                                                      President

 James L. Wilson             3 yr        54           Vice Chairman              June, 1992
                                                      Chief Executive Officer

 Timothy S. Butler           2 yr        49           Director                   December, 1992

 Eugene J. Strasser          2 yr        52           Director                   December, 1992

 Harold C. Friend            1 yr        52           Director                   December, 1994

 Robert D. Butler, Jr. **    1 yr        50           Director                   December, 1994

**  Timothy S. Butler and Robert D. Butler, Jr. are cousins.

Each director is elected for a period of three years. The term of directorships are staggered as to expiration date, such that for the present board of directors, each year one-third of the directorship is subject to re-election, providing for additional stability and continuity. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of the directors then remaining in office; However, any additional Directors or vacancies filled may not take office nor serve, until proper applications and disclosures are filed with the FRB, for prior approval therefrom. Once approval is obtained from the FRB, director(s) may thereafter take office and serve in that capacity. Certain information with respect to the background of each director and the three executive officers of the Company is set forth below.

Philip C. Modder: Mr. Modder, President of the Company, has been involved in the banking industry in Palm Beach County for over 25 years. Modder was educated at the University of Wisconsin, Racine, Wisconsin, Evangel College, Springfield, Mo., Palm Beach Junior College, Lake Worth, Fl., and Florida Atlantic University, which granted him a B.S. Degree in 1969, in the academic areas of Finance and Accounting. Prior to organizing the subject Company, Mr. Modder was President and Chief Executive Officer and organizing director of Mizner Bank located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County. In
1988, Caribank of Palm Beach County was merged into its parent, Caribank of Dania.

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

Eugene J. Strasser, M.D.: Dr. Strasser did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, Maryland where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own small, private hospital, CosmoPlast Center, in Coral Springs, Florida, where he has practiced medicine since 1981.

Harold C. Friend, M.D.: Dr. Friend has been a resident of South Florida for 21 years. He received his B.A. from the University of Texas, and his M.D degree from the University of Texas Southwestern Medical School in 1972. Friend is a board-certified Neurologist, practicing in Boca Raton. He has been active in numerous business activities, including past membership of the Mizner Bank's Advisory Board, President of Puget Sound Yellow Taxi, Inc. a transportation company located in Seattle, Washington from June of 1993 to October, 1996, and President of the Neuroscience Center in Boca Raton, Florida from June 1985 to the present. As to civic involvement, Dr. Friend has held past and present positions with the Southern Region of the Boy Scouts, Executive Board of United Way, and the Local and International Rotary. Dr. Friend's biography is published in multiple editions of Who's Who of the South and South West, and the World.

Robert David Butler, Jr.: Mr. Butler was born in Boca Raton, Florida and was reared in Deerfield Beach, Florida. He attended Carson-Newman College and the University of Tennessee and was graduated with degrees in Business Administration, English, and Music. After retiring from Eastern Airlines after fifteen years of service as a flight services representative, in June of 1991 he established Pegasus Travel Management, a division of Regit Enterprises, Inc., of which he is President and Chief Executive Officer. Mr. Butler resides in Coconut Grove, Florida, this city also being the location of the corporation headquarters of Regit Enterprises.

Floyd Harper: Vice President of the Company (and Senior Vice President and Cashier of the Bank), 49, graduated with honors from Northwood University, West Palm Beach, Florida with a Business Administration Degree, received a Degree from University of Virginia Graduate School of Retail Bank Management, and has been designated a Certified Consumer Credit Executive thereby. From January 1993 to October 1994, Harper was engaged by the Resolution Trust Corporation in the disposition of failed banking institutions of over $12 Billion, as Regional Vice President, Branch Administration, and dealt with deposit acquisition and operational efficiency. Prior to 1993, Harper was Executive Vice President, Chief Operating Officer for Southern National Bank, was Vice President & District Manager for Chase Manhattan Bank (Florida) handling upscale lending, and served with Atlantic National Bank and Barnett Bank in South Florida.

Peter Stec, Senior Vice President and Senior Lending Officer of the Bank, 46, has been involved in community banking since 1980 and is experienced in rehabilitating loan portfolios and in originating new borrowing relationships. Stec was educated at the University of Dayton, Ohio, where he received a degree in Business Administration granted in 1975. He has attended the Stonier Graduate School of Banking and is a Certified Lender-Business Banking, recognized by the American Bankers Association. From June 1987 to October 1989, Stec managed a 75 employee lending unit consisting of Commercial Lending, Loan Operations, Credit Administration, as Senior Vice President of First American Bank, a $1.5 Billion Florida banking company. From November 1989 to March 1993, Stec served as Vice President and Commercial Lending Manager for Boca Bank, Boca Raton, Florida, and from June 1985 to May 1987 served as a Loan Officer for Southeast Bank and Florida Coast Bank in South Florida.

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

     Based solely on review of the copies of Section 16(a) reports furnished to the Company, the Company believes that, during the 1998 fiscal year, the following directors, officers, and holders of more than 10% of the Company's common stock failed to file one Form 4 report with respect to beneficial ownership of the Company's securities: Timothy S. Butler and Harold C. Friend. Mr. Philip C. Modder and Mr. James Wilson each failed to file one Form 5 report. During 1998 there was no public trading market with respect to the Company's common stock, and based upon the Company's registry of record owners of its common stock and transfer restrictions on the common stock owned by such persons, the Company believes that none of the foregoing persons purchased or sold any shares of the Company's common stock during that period.

Item 10.  Executive Compensation

Compensation of Management

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 1998, 1997 and 1996. The table includes information on the Company's Chairman and President, Philip C. Modder, and its Chief Executive Officer, James L. Wilson, (collectively, the "Named Executive Officers"). No other current executive officer earned more than $100,000 in salary and bonus in 1998.



                                          Annual Compensation         Long-Term Compensation

                                                                      Securities
      Name and                                        Other Annual    Underlying  LTIP      Other
Principal Position          Year         Salary       Compensation    Options/    Layouts  Compensation
                                                                      SARs (#)
-------------------------------------------------------------------------------------------------------

Philip C. Modder, Chairman   1998        $175,000     $17,000(1)      52,538       -0-      $ -0-
and President                1997        $175,000     $17,000(1)      48,807       -0-      $ -0-
                             1996        $127,000     $17,000(1)      19,619       -0-      $ -0-
-------------------------------------------------------------------------------------------------------
James L. Wilson, Chief       1998        $175,000      17,000(1)      52,538       -0-      $ -0-
Executive Officer            1997        $175,000      17,000(1)      42,671       -0-      $ -0-
                             1996        $103,000      17,000(1)      14,714       -0-      $ -0-


(1) Includes Term Life Insurance premiums and automobile allowances of $10,800 to Messrs. Modder and Wilson.

         The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 1998.


                           Option / SAR Grants in Last Fiscal Year

                 Number of Securities    % of Total Options/SAR's    Exercise or     Expiration
                  Underlying Options/    Granted to Employees in      Base Price        Date
Name                SAR's Granted              Fiscal Year            ($/Share)
-----------------------------------------------------------------------------------------------
Philip Modder           52,538                     50%                 $5.00          6/30/2008
James Wilson            52,538                     50%                 $5.00          6/30/2008


     In addition, as Directors of the Company's Bank subsidiary, each Messrs. Modder and Wilson received 13,500 options to purchase shares of common stock of the Bank. Such options are exercisable at the greater of 110% of the fair market value or par value of the Bank's shares on the date of grant and are exercisable for a period of five years from the date of grant.

     The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.


                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                                     and
                                    Fiscal Year-End Option SAR Values

                                                       Number of
                                                       Securities        Value of
                                                       Underlying        Unexercised
                                                       Unexercised       In-the-Money
                                                       Options/SAR's     Options/SAR's
                                                       at FY-End         at FY-End
                   Shares Acquired                     Exercisable/      Exercisable/
Name                on Exercise    Value Realized      Unexercisable     Unexercisable
--------------------------------------------------------------------------------------
Philip Modder          -0-              -0-             335,323 / 0         $-0-(1)
James Wilson           -0-              -0-             261,555 / 0         $-0-(1)


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

     The Employment Agreements provide that Modder and Wilson shall each serve for a five year term from June 11, 1997, except that if the Company does not deliver written notice to the respective executive at least six months prior to the end of the term it shall automatically renew for an additional five year term. Each Employment Agreement provides for the following compensation to the executive: (1) the executive will be paid a base salary of $175,000 per year, subject to annual increase by the greater of the change in the Consumer Price Index ("CPI") or 5%; (2) the executive will be paid a bonus equal to 2.5% of the pre-tax net income of the Company; (3) if the Company acquires the assets of any existing financial institution, the executive shall receive a bonus equal to 0.20% of the gross assets for each such transaction; (4) the executive shall during term of the Agreement receive semi-annual grants on July 1st and January 1st of stock options equal to 0.6% of the outstanding Class A Common Stock of the Company exercisable at 110% of per share book value of such stock on the day preceding the grant (the executives have agreed that options granted on July 1, 1997 and January 1, 1998 and July 1, 1998 are exercisable at the price at which shares were offered in private placements on or about the date of grant -- $1.80 per share in the case of the July 1, 1997 options and $5.00 per share in the case of the January 1, 1998 and July 1, 1998 options); (5) if permitted by law and in accordance with applicable federal and state regulations, loans equal to the exercise price of the options granted at interest rates not greater than prime plus 1% with a term of not less than 30 months; (6) if any of the options is not an "incentive stock option" under the Internal Revenue Code, reimbursement of any taxes the executive is required to pay by reason thereof;
(7) disability insurance coverage providing for benefits in the amount of 60% of the executives total annual compensation subject to cost of living adjustments equal to the lesser of the change in the CPI or 12% per annum; (8) a whole life insurance annuity policy in the face amount of $1,750,000 plus reimbursement of any income taxes the executive is required to pay as a result of payment of the premiums on such insurance policy; (9) family membership in two country clubs;
(10) an automobile allowance of $900 per month adjusted annual in accordance with the CPI plus sales taxes, insurance and operating costs of the auto; and
(11) comprehensive medical and dental insurance.

Termination payments.

     The Employment Agreements contain provisions for additional compensation to the executive or his legal representatives in the event of termination, including: (1) if an Employment Agreement terminates for any reason, all options provided for thereunder become fully vested and exercisable for a period of ten years from the date of such termination; (2) if an Employment Agreement is terminated for any reason other than death or permanent disability, the Company will pay for the executive's comprehensive medical and dental insurance for two years following the date of termination; (3) in the event of the death or permanent disability of the executive, the executive's annual compensation shall be paid to him or his legal representatives for a period of 12 months following termination; (4) in the event of a Change of Control of the Company (defined to include the acquisition of 20% or more of the combined voting power or the Company's outstanding stock after the date of the agreement, a change in the majority of the Board of Directors of the Company in connection with a business combination, sale of assets or related transaction), if the executive terminates the agreement on 60 days written notice he shall receive a lump sum payment of 200% of his total annual compensation for the preceding 12 months; and (5) upon 60 days written notice before termination by the executive, the executive shall receive a lump sum payment of 200% of his annual compensation for the preceding 12 months together with continuation of employee benefits for the periods described above.

Compensation of Directors: At present the Company does not compensate any of its directors for their services to the Company as directors, although they may do so in the future, subject to applicable regulatory approval. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Company's Bank subsidiary compensates its directors, some of whom are directors of the Company, by annual grants of options to purchase up to 13,500 shares of the Bank's common stock. Such options are exercisable at the greater of fair market value or par value of the Bank's shares on the date of grant, and are exercisable for a period of eight years, except that in the case of Messrs. Modder and Wilson, they are exercisable at the greater of 110% of fair market value or par value on the date of grant for a period of five years.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company's voting securities.

Name and Address of                 Number of               % of Outstanding
Beneficial Owner                     Shares                       Shares
-------------------                  ------                       ------

Philip C. Modder
3475 Sheridan Street
Hollywood, FL  33021              1,048,213 (2)                  19.3%

James L. Wilson
3475 Sheridan Street
Hollywood, FL  33021                933,400 (3)                  17.2%

Jack E. & Molly W. Butler, TTE's
U/A dtd 11/13/90
2363 Loblolly Lane
Deerfield Beach, FL  33442          321,467 (4)                  5.9%

Robert D. & Martha L. Butler,
TTE's
U/A dtd 3/29/90
84 Southeast 4th Avenue
Deerfield Beach, FL  33441          325,150 (5)                  6.0%

Linda K. Strasser
6770 N.W. 87th Avenue
Parkland, FL  33067                 383,060 (6)                  7.1%

Timothy S. Butler
151 Deer Track Run
Lakemont, GA  30552                 449,675 (7)                  8.3%

Harold C. Friend
3475 Sheridan Street
Hollywood, FL  33021                287,708 (8)                  5.3%


(1)      Based on information supplied by the persons indicated.
(2) Includes options to purchase 335,323 shares that are exercisable within 60 days, and 67,511 shares owned by Mr. Modder's wife.
(3) Includes options to purchase 261,555 shares that are exercisable within 60 days, 40,844 shares owned by Mr. Wilson's wife, 13,334 shares owned by Mrs. Wilson as custodian for her children.
(4) Jack E. and Molly W. Butler share voting and investment power with respect to such shares.
(5) Robert D. and Martha L. Butler share voting and investment power with respect to such shares.
(6) Includes 16,667 shares owned by Linda Strasser's husband and options owned by him to purchase 100,841 shares that are exercisable within 60 days.
(7) Includes 83,334 shares owned by a trust as to which Mr. Butler has sole voting and investment power and options to purchase 134,174 shares that are exercisable within 60 days.
(8) Includes options to purchase 19,953 shares that are exercisable within 60 days, 40,998 shares owned by Mr. Friend's wife, and 94,258 shares owned by Mr. Friend as custodian for his children.

     The following table sets forth information concerning the beneficial ownership of the Company's Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of February 28, 1999.


                         Shares of Class A   Percent (%) of
Name (1)                   Common Stock         Class
--------                   ------------         -----

Philip C. Modder           1,048,213 (2)        19.3%
James L. Wilson            933,400 (2)          17.2%
Eugene J. Strasser         383,060 (3)           7.1%
Harold C. Friend           287,708 (2)           5.3%
Robert D. Butler, Jr.      41,891 (4)            0.8%
Timothy S. Butler          449,675 (2)           8.3%
All directors and executive
officers as a group
(7 persons)              3,143,947 (5)          57.9%

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

     The Company currently owes $100,000 to a trust affiliated with Jack E. Butler, who is the father of Timothy S. Butler and the uncle of Robert D. Butler, Jr. who are directors of the Company, pursuant to the terms of a note that bears interest at the rate of 8% per annum payable quarterly (the "Butler Note"). The Butler Note was issued on December 29, 1993 and matures every six months, when it is automatically renewed unless the trust notifies the Company of its intention to call the note 60 days prior to such maturity date. The next maturity date of the Butler Note is on June 30, 1999.


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

     2.3 Articles of Merger of Southern Security Bank Corporation into Southern Security FinancialCorporation, under Florida law, dated November 12, 1997*

         3.(i)

                    (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996**

                    (b)  Certificate    of   Amendment   of    Certificate    of
                         Incorporation of Southern Security BankCorporation, dated January 17, 1997**

                    (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation)*

         (ii)     By-laws of the registrant***

     4.1  Stock Certificate for Class A Common Stock***

     9.0  Voting Trust Agreement--N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1997***(1)

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto***(1)

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson(1)***

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 ****

     10.5 Agreement between Southern Security Bank and the Federal Reserve Bank of Atlanta and the State of Florida Department of Banking and Finance dated November 13, 1998 -- filed herewith.

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

__________

   *     Filed as an exhibit to Form 8-K of the  registrant  filed on November
         25, 1997.

   **    Filed as an exhibit to Form 10-SB of the registrant filed 7/31/97

   ***   Filed as an exhibit to Form 10-KSB filed on April 2, 1998.

  ****   Filed as an exhibit to Form 10-KSB/A filed on June 10, 1998.

   (1) Management compensation plan or arrangement.

   (b) Reports filed on Form  8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SOUTHERN SECURITY BANK CORPORATION

March 30,  1999          By: s/ James L. Wilson

         Name:  James L. Wilson
         Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;


Signature                                   Title                     Date
---------                                   -----                     ----

(i)  Principal Executive Officer:   Chief Executive Officer       March 30, 1999

     s/ James L. Wilson
     ------------------
     James L. Wilson



(ii) Principal Accounting and       Vice President                March 30, 1999
       Financial Officer:

     s/ Floyd D. Harper
     ------------------
     Floyd D. Harper


(iii) Directors:


     s/Philip C. Modder             Chairman of the Board         March 23, 1999
     ------------------
     Philip C. Modder

     s/James L. Wilson               Vice Chairman                March 30, 1999
     -----------------
     James L. Wilson

     s/Timothy S. Butler             Director                     March 23, 1999
     -------------------
     Timothy S. Butler

     s/Harold C. Friend              Director                     March 23, 1999
     ------------------
     Harold C. Friend

     s/Robert D. Butler              Director                     March 23, 1999
     ------------------
     Robert D. Butler

     s/Eugene J. Strasser            Director                     March 23, 1999
     --------------------
     Eugene J. Strasser

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

     4.1  Stock Certificate for Class A Common Stock***

     9.0  Voting Trust Agreement--N/A

     10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1997***

     10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto, dated June 30, 1998***

     10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder and James L. Wilson***

     10.4 Agreements between Southern Security Bank Corporation, Inc. and the Federal Reserve Bank of Atlanta, dated February 13, 1995 ****

     10.5 Agreement between Southern Security Bank and Federal Reserve Bank of Atlanta and the State of Florida Department of Banking and Finance dated November 13, 1998 - Filed herewith.

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

---------

 *       Filed as an exhibit to Form 8-K of the  registrant  filed on 11/25/97.

 **      Filed as an exhibit to Form 10-SB of the registrant filed on 7/31/97.

 ***    Filed as an exhibit to Form 10-KSB of the registrant filed on 4/2/98.

 ****  Filed as an exhibit to Form 10-KSB/A filed on June 10, 1998.