Form 10QSB
period 1999-03-31
SOUTHERN SECURITY BANK CORP
filed 1999-05-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999
                           Commission File No: 0-22911

                       SOUTHERN SECURITY BANK CORPORATION
                (Name of small business as specified in charter)

          Delaware                                 65-0325364
(State or other jurisdiction              (IRS Employer Identification
   of incorporation)                                Number)

                    3475 Sheridan Street, Hollywood, FL 33021
                              (954) 985-3900
         (Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter preriod that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No _____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the March 31, 1999 (latest practicable date):

             (a) Class A Voting Common Stock: 5,412,641 shares
             (b) Class B Non-Voting Common Stock: -0-

Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

March 31, 1999 and December 31, 1998


ASSETS                                       March 31, 1999   December 31, 1998
------                                       --------------   -----------------

   Cash and due from banks                   $   1,775,149       $  1,012,269

   Federal Funds sold                            4,182,000          4,845,000
                                                ----------         ----------

     Total cash and cash equivalents             5,957,149          5,857,269

   Securities held to maturity                     342,493            350,883

   Securities available for sale                   497,726            277,970

   Federal Reserve Bank stock, at cost              84,300             84,300

   Loans, net                                   13,633,888         14,612,998

   Premises and equipment                          328,209            344,592

   Other real estate owned                         414,298            414,298

   Accrued interest receivable                     111,288            136,854

   Other assets                                    275,986            181,677
                                                ----------         ----------


                Total Assets                  $ 21,645,337       $ 22,260,841
                                                ==========         ==========


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

March 31, 1999 and December 31, 1998

LIABILITIES                                         March 31, 1999    December 31 1998
-----------                                         --------------    ----------------
Liabilities

  Noninterest bearing deposits                      $  4,755,270      $    5,138,392

  Interest-bearing deposits                           14,723,514          15,105,654
                                                      ----------          ----------

     Total deposits                                   19,478,784          20,244,046

  Federal funds purchased                                      0                   0

  Securities sold under repurchase agreements                  0                   0

  Notes payable                                          100,000             100,000

  Other liabilities                                      558,858             661,184
                                                      ----------          ----------

     Total liabilities                                20,137,642          21,005,230
                                                      ----------          ----------

  Commitments and Contingencies                                0                   0

  Minority interest in subsidiary                         41,155              39,491
                                                      ----------          ----------

  Stockholders' equity

    Series A Preferred Stock                                   0                   0
      (Authorized: 5,000,000; Outstanding: 0)

    Class A Common Stock                                  54,126              45,676
      (Authorized: 30,000,000; Outstanding: 5,412,641)

    Class B Common Stock                                       0                   0
     (Authorized: 5,000,000; Outstanding: 0)

  Surplus                                              5,951,319           5,537,269

  Accumulated Profit/Loss                             (4,541,113)         (4,370,251)
                                                      ----------          ----------
                                                       1,464,332           1,212,694

  Accumulated other comprehensive income                   2,208               3,426
                                                      ----------          ----------

     Total stockholders' equity                        1,466,540           1,216,120
                                                      ----------          ----------

     Total liabilities & stockholders equity        $ 21,645,337        $ 22,260,841
                                                      ==========          ==========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31, 1999 and 1998



                                                               March 31, 1999          March 31 1998
                                                               --------------          -------------
  Interest Income:                                              $                       $
    Interest and fees on loans                                      323,043                339,210
    Interest and dividends on securities                             12,378                 38,250
    Interest on federal funds sold & repurchase agreement            40,278                 47,990
                                                                  ---------              ---------
                                                                    375,699                425,450

  Interest Expense:
    Deposits                                                        142,243                202,624
    Other                                                             2,248                      0
                                                                  ---------              ---------
                                                                    144,901                202,624

       Net interest income                                          231,208                222,826
Provisions for loan losses                                                0                      0
                                                                  ---------              ---------

       Net interest income after provision for loan losses          231,208                222,826
                                                                  ---------              ---------
Other Income:
    Service charges on deposit accounts                              30,184                 27,221
    Securities gains (losses), net                                        0                      0
    Other                                                             6,347                 16,415
                                                                  ---------              ---------

        Total other income                                           36,531                 43,636
                                                                  ---------              ---------

Other Expenses:
     Salaries and employee benefits                                 228,542                204,848
     Occupancy and equipment                                         79,031                 74,889
     Data and item processing                                        26,366                 14,628
     Professional Fees                                               11,435                 33,105
     Insurance                                                       12,962                 13,080
     Other                                                           81,604                 86,882
                                                                  ---------              ---------

       Total other expenses                                         439,940                427,432
                                                                  ---------              ---------

       Net Profit (loss) before minority
       interest in net profit (loss) of subsidiary                 (172,201)              (160,970)

  Minority interest in net (profit) loss of subsidiary                1,339                    580
                                                                  ---------              ---------

       Net Income (loss)                                        $  (170,862)            $ (160,390)
                                                                  ---------              ---------

       Basic earnings per share                                 $     (0.03)            $    (0.04)
                                                                  ---------              ---------

         Diluted earnings per share                             $     (0.03)            $    (0.04)
                                                                  =========              =========

  Weighted average number of shares & common equivalent shares    4,990,141              4,299,763
                                                                  ---------              ---------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31, 1999 and 1998



                                                                    March 31, 1999  March 31, 1998
                                                                    --------------  --------------
Cash Flows from Operating Activities

  Net Income (loss)                                                 $  (170,862)     $ (160,390)

  Adjustments  to  reconcile  net  profit
 (loss) to net cash used in  operating
  activities:

    Net accretion on securities                                            (954)          (525)

    Provision for loan losses                                                 0              0

    Depreciation and amortization                                        24,522         19,681

    Securities (gains) losses, net                                            0              0

    Minority interest in net income (loss) of subsidiary                  1,339           (580)

    (Increase) decrease in Accrued Interest Receivable                   25,566        (42,771)

    (Increase) decrease in Other Assets                                 (97,955)       (74,104)

  Increase (decrease) in other liabilities                             (102,326)       211,318
                                                                   ------------   ------------

        Net cash provided by (used in) operating activities            (320,670)       (47,371)
                                                                   ------------   ------------

Cash Flows from Investing Activities

  Net cash flows from securities                                       (211,662)        25,694

  (Purchase) Sale of Federal Reserve Bk/Federal
   Home Loan Bk stock                                                         0              0

  Loan originations & principal collections on loans - net              979,110        142,515

  Purchase of loans - net                                                     0     (3,639,893)

  Purchase of premises and equipment - net                               (4,136)       (14,027)

  (Increase) Decrease of other real estate owned                              0        (15,000)

  Increase (Decrease)in minority interest                                     0              0
                                                                   ------------   ------------

        Net cash provided by (used in) investing activities             763,312     (3,500,711)
                                                                   ------------   ------------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                                 0       (206,000)

  Net increase (decrease) in deposits                                  (765,262)     8,673,791

  Net increase (decrease) in notes payable                                    0              0

  Proceeds from issuance of stock                                       422,500        200,000

  Dividends paid on stock                                                     0              0
                                                                   ------------   ------------

        Net cash provided by (used in) financing activities            (342,762)     8,667,791
                                                                   ------------   ------------

        Net increase (decrease) in cash and cash equivalents             99,880      5,119,709

Cash and cash equivalents, Beginning                                  5,857,269      1,107,669
                                                                   ------------   ------------

Cash and cash equivalents, Ending                                 $   5,957,149  $   6,227,378
                                                                   ============   ============


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                                                        Three Months Ended

COMPREHENSIVE INCOME                            March 31, 1999  March 31, 1998
--------------------                            --------------  --------------

Net Income (loss)                                $  (170,862)   $  (160,390)

Other comprehensive Income (loss):

 Unrealized holding gains (losses)
 arising during period                                (1,218)       (12,291)
                                                   ---------     ----------


Comprehensive Income (loss)                      $  (172,080)      (148,099)
                                                   ---------     ----------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES - UNAUDITED

Three Months Ended March 31, 1999 and Year Ended December 31, 1998

                                        Three Months Ended        Year Ended

                                          March 31, 1999       December 31, 1998
                                          --------------       -----------------

Balance, beginning of year                $   271,498          $   288,802

Total charge-offs                                 744               65,096

Recoveries                                      1,524                7,792

Provision for loan & lease losses                   0               40,000
                                          -----------          -----------

Allowance balance at end of period         $   272,278             271,498

Total loans and discount                   $13,633,888          $14,612,998

Allowance to total loans and discount             1.96%                1.82%


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CAPITAL ADEQUACY REVIEW

March 31, 1999

SOUTHERN SECURITY BANK CORPORATION

                                                                REGULATORY
                                                    SSB Corp     "MINIMUM"
TIER 1 LEVERAGE RATIO:                              --------      -------
---------------------
   Tier 1 Capital                  1,466,540
                                  ----------
   Consolidated Assets            21,645,337 =       6.78%         4.00%


                                                                "ADEQUATELY
SOUTHERN SECURITY BANK                               BANK       CAPITALIZED"
----------------------                               ----       -----------

TOTAL RISK-WEIGHTED RATIO:
-------------------------
   Tier 2 Capital + ALLL           1,808,043
                                  ----------
                                  14,365,318 =      12.59%         8.00%


TIER 1 RISK WEIGHTED RATIO:
--------------------------
   Tier 1 Capital                  1,627,332
                                  ----------
   Risk Weighted Assets           14,365,318 =      11.33%         4.00%


TIER 1 LEVERAGE RATIO:
---------------------
   Tier 1 Capital                  1,627,332
                                  ----------
   Average Quarterly Assets (1)   20,718,311 =       7.85%         4.00%

See Notes to Consolidated Condensed Financial Statements

        Notes to Consolidated Condensed Financial Statements (unaudited)

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended March 31, 1999, have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 97.61% of the outstanding capital stock of Southern Security Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

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

Following is information about the computation of earnings per share data for the periods ended March 31, 1999 and March 31, 1998.

                                                                       Per-Share
                                        Numerator        Denominator    Amounts

                                            Three Months Ended March 31, 1999
                                            ---------------------------------

Net Profit (loss)                       $ (170,862)

Basic and diluted earnings per share,
income available to common
shareholders
                                        $ (170,862)       4,990,141      $(0.03)
                                        -----------       ---------      ------


                                           Three Months Ended March 31, 1998
                                           ---------------------------------

Net Profit (loss)                       $ (160,390)

Basic and diluted earnings per share,
income available to common
shareholders
                                         $(160,390)       4,299,763      $(0.04)
                                         ----------       ---------      ------



Options for the purchase of 863,687 shares at March 31, 1999 and 810,207 shares at March 31, 1998 have not been included in the computation of diluted earnings per share for March 31, 1999 and March 31, 1998 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the three month period ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

DISCUSSION  OF FINANCIAL  CONDITION  CHANGES FROM DECEMBER 31, 1998 TO MARCH 31,
1999

FINANCIAL CONDITION

Total assets decreased by $.7 million, or 2.8%, from $22.3 million at December 31, 1998, to $21.6 million at March 31, 1999, with the decrease consisting principally of consumer loans and federal funds sold.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available- for-sale investments, decreased by $.4 million to $4.7 million at March 31, 1999, from $5.1 million at December 31, 1998. This decrease in short-term investments is the result of decreased deposits of $.7 million or 3.5% since December 31, 1998.

The Company's net loans receivable decreased by $1.0 million or 6.9%, to $13.6 million at March 31, 1999, from $14.6 million at December 31, 1998.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.

Deposits decreased by $.7 million, or 3.5%, to $19.5 million at March 31, 1999 from $20.2 million at December 31, 1998. Management believes this decrease is attributable to the offering of competitive interest rates in a market area dominated by super-regional banks.

CAPITAL

The Company's total stockholders' equity was $1,466,539 at March 31, 1999, an increase of $253.8 thousand, or 20.9%, from $1,212,694 at December 31, 1998. The increase is due primarily to the issuance of 845,000 shares of Class A Common stock during the first three months of 1999 pursuant to an offering to warrant holders with net proceeds of $422,500.

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

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios (set forth in the table below). Holding Companies and Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMEL rating system of banks and BOPEC rating system for holding companies. For all but the most highly rated banks and bank holding companies meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Leverage Ratio of the Company as well as the Tier 1 Capital, Total Capital, and Leverage Ratio of the Bank are set forth in the table below.

Company Capital Ratios         March 31, 1999    December 31, 1998    Minimum
  Leverage:                         6.78%              4.95%           4.00%

Bank Capital Ratios             March 31, 1999   December 31, 1998    Adequate
  Total risk-weighted capital:     12.59%            11.78%            8.00%
  Tier I risk-weighted capital:    11.33%            10.53%            4.00%
  Leverage:                         7.85%             6.25%            4.00%

The Bank entered into a written agreement ("Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department")on November 13, 1998. The Agreement includes the requirement that, in the event the Bank's leverage ratio after January 1,1999 falls below 7.00%, the Bank notify the FRB and the Department about the capital deficiency and submit a written statement detailing the steps to be taken to increase the leverage ratio.

LIQUIDITY

The Company's principal sources of liquidity and funding are generated by the operations of its subsidiary Southern Security Bank ("Bank") through its diverse deposit base as well as loan participations. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company's liquidity at March 31, 1999, consisted of $6.0 million in cash and cash equivalents and $.5 million in available-for-sale investments, for a total of $6.5 million, compared with a total of $6.2 million at year-end 1998, an increase of approximately $.3 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended March 31, 1999 and March 31, 1998.

The net loss recognized for the three months ended March 31, 1999 was $170,862 compared to a loss of $160,970 for the three month period ended March 31, 1998. This was a negative change of $10,472. Earnings for the three months as compared to the same quarter last year were primarily impacted by an increase in operating expenses consisting primarily of salaries and data processing expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 1999 was $231,208 as compared to $222,826 for the three months ended March 31, 1998, an increase of $8,382 or 3.8%.

The increase in net interest income for the three months ended March 31, 1999 was in part due to lower rates on deposits. Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity)and Federal Reserve Bank stock decreased by $33,584 from $86,240 for the three-month period ended March 31, 1998, compared to the three-month period ended March 31, 1999, due to the decrease of the yield on these assets. The balance of net loans decreased by $1.0 million to $13.6 million, and the investment portfolio increased by $.2 million to $.9 million from December 31, 1998 to March 31, 1999.

Interest expense on deposits decreased $60,381 from $202,624 at March 31, 1998 to $142,243 at March 31, 1999. The actual interest expense decrease was the result of a corresponding decrease in rates paid.

OPERATING EXPENSES

Operating expenses increased by $12,508, or 2.93% from $427,432 at March 31, 1998 to $439,940 at March 31, 1999. The increase for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 consists primarily of increases in salaries and employee benefits. Additionally, there was an increase in occupancy and equipment of $4,142 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The category Other, which includes all not elsewhere classified, decreased from $86,882 for the three months ended March 31, 1998 to $81,604 for the three months ended March 31, 1999.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $272,278 at March 31, 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 1999, and no additional provision was expensed during the first three months of 1999.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ending March 31, 1999 and 1998 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

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

The Company's customer transactions are processed through a network of electronic data processing workstations in its banking office and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company has replaced its hardware and software to the extent necessary to ensure their compliance with Year 2000 issues. Both of the Company's third party service bureaus are working with the Company to convert its customer transaction software to a more advanced version which is expected to be completed by June 1999 and which will also be Year 2000 compliant. The Company is also seeking Year 2000 compliance certifications from its major telecommunications and correspondent banking vendors. Management of the Bank is in regular contact with its service bureaus, major telecommunication providers and correspondent banking vendors and closely monitors their reports on their progress in becoming year 2000 ready. Based on their most recent reports, each asserts it has completed the assessment and evaluation phases. The Bank's service bureaus, major telecommunication providers and correspondent banking vendors assure management that they will achieve year 2000 compliance by July 1999. Management is unable to predict whether each will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of their failure to achieve such readiness. Consequently, the Bank has contacted other providers of such services, who assert they are year 2000 ready, to determine the latest possible date the Bank could convert to their systems. The Bank is currently working on contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and other mission critical system failures. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits are primarily with individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

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

The Company is in the process of preparing a budget of the costs associated with becoming Year 2000 compliant. The bank's utilization of third party vendors minimizes the direct expense of year 2000 compliance. Management has concluded that the total cost of upgrading its non-compliant personal computers and desktop software will be $10,000 which has already been incurred. Those costs are being capitalized and expensed in conformity with generally accepted accounting principles. The Company is unable at this time to estimate the amount of third party costs; however, management does not anticipate that the total costs to be Year 2000 compliant will be material to the Company's financial condition or results of operations.

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

                                       SOUTHERN SECURITY BANK CORPORATION


Dated: May 11, 1999                    By:  /s/James L. Wilson
                                            -----------------------
                                            James L. Wilson,
                                            Chief Executive Officer


Dated: May 11, 1999                    By:  /s/Floyd D. Harper
                                            -----------------------
                                            Floyd D. Harper
                                            Senior Vice President and Secretary
                                            (Chief Financial Officer)