Form 10QSB
period 1999-06-30
SOUTHERN SECURITY BANK CORP
filed 1999-08-16
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999
                           Commission File No: 0-22911



                       SOUTHERN SECURITY BANK CORPORATION

                       Delaware                  65-0325364
           (State or other jurisdiction (IRS Employer Identification
                   of incorporation)             Number)

                    3475 Sheridan Street, Hollywood, FL 33021
                                 (954) 985-3900

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 30, 1999 (latest practicable date):

                    (a) Class A Voting Common Stock: 5,913,050 shares
                    (b) Class B Non-Voting Common Stock: -0-

    Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

June 30, 1999 and December 31, 1998


           ASSETS                            June 30, 1999   December 31, 1998
           ------                            -------------   -----------------
   Cash and due from banks                   $   1,170,274       $  1,012,269

   Federal Funds sold                            4,305,000          4,845,000
                                               -----------        -----------


     Total cash and cash equivalents             5,475,274          5,857,269

   Securities held to maturity                     335,923            350,883

   Securities available for sale                   475,926            277,970

   Federal Reserve Bank stock, at cost              88,600             84,300

   Loans, net                                   13,980,082         14,612,998

   Premises and equipment                          378,789            344,592

   Other real estate owned                         353,106            414,298

   Accrued interest receivable                     114,775            136,854

   Other assets                                    252,262            181,677
                                               -----------        -----------


                Total Assets                  $ 21,454,737       $ 22,260,841
                                               ===========        ===========


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

June 30, 1999 and December 31, 1998



LIABILITIES                                         June 30, 1999    December 31, 1998
-----------                                         -------------    -----------------
Liabilities

  Noninterest bearing deposits                      $  4,936,498         $ 5,138,392

  Interest-bearing deposits                           14,498,447          15,105,654
                                                     -----------         -----------

     Total deposits                                   19,434,945          20,244,046

  Federal funds purchased                                      0                   0

  Securities sold under repurchase agreements                  0                   0

  Notes payable                                          100,000             100,000

  Other liabilities                                      633,885             661,184
                                                      ----------          ----------

     Total liabilities                                20,168,830          21,005,230
                                                     -----------          ----------

  Commitments and Contingencies                                0                   0

  Minority interest in subsidiary                         37,930              39,491
                                                      ----------         -----------

  Stockholders' equity

    Series A Preferred Stock                                   0                   0
         (Authorized: 5,000,000; Outstanding: 0
           And 0, respectively)
    Class A Common Stock                                  59,130              45,676
         (Authorized: 30,000,000; Outstanding: 5,913,050)
          And 4,567,641, respectively)
    Class B Common Stock                                       0                   0
         (Authorized: 5,000,000; Outstanding: 0)
          And 0, respectively)
  Surplus                                              5,946,315           5,537,269

  Accumulated Profit/Loss                             (4,755,957)         (4,370,251)

  Accumulated other comprehensive income                  (1,511)              3,426
                                                      -----------         ----------

     Total stockholders' equity                         1,247,977          1,216,120
                                                      -----------          ----------

     Total liabilities & stockholders equity        $  21,454,737        $22,260,841
                                                     ============         ==========


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Six Months Ended June 30, 1999 and 1998



                                                           June 30, 1999          June 30,1998
                                                           -------------          ------------
  Interest Income:
    Interest and fees on loans                              $  659,117          $   745,354
    Interest and dividends on securities                        26,488               90,033
    Interest on federal funds sold & repurchase agreement       90,730               99,280
                                                               -------            ---------
                                                               776,335              934,667
  Interest Expense:
    Deposits                                                   280,858              427,029
    Other                                                        4,248                4,089
                                                               -------           ----------
                                                               285,106              431,118

       Net interest income                                     491,229              503,549

Provisions for loan losses                                           0                    0
                                                              --------            ---------

       Net interest income after provision for loan losses     491,229              503,549
                                                              --------           ----------

Other Income:
    Service charges on deposit accounts                         57,917               56,467
    Securities gains (losses), net                                   0                    0
    Other                                                       12,819               30,310
                                                              --------            ---------

        Total other income                                      70,736               86,777
                                                              --------            ---------

Other Expenses:
     Salaries and employee benefits                            455,923              449,502
     Occupancy and equipment                                   161,544              172,911
     Data and item processing                                   61,454               41,168
     Professional Fees                                         116,837               55,694
     Insurance                                                  25,925               26,160
     Other                                                     128,254              152,742
                                                              --------            ---------

       Total other expenses                                    949,937              898,177
                                                              --------            ---------

       Net Profit (loss) before minority
       interest in net profit (loss) of subsidiary            (387,972)            (307,851)

  Minority interest in net (profit) loss of subsidiary           2,266                  (61)
                                                               -------              --------

       Net Income (loss)                                    $ (385,706)          $ (307,912)
                                                             ----------            ---------

       Basic earnings (loss)per share                       $    (0.07)          $    (0.07)
                                                             ----------            ---------

         Diluted earnings (loss) per share                  $    (0.07)          $    (0.07)
                                                             ==========            =========

  Weighted average number of shares & common
     equivalent shares                                       5,240,346            4,456,656
                                                             ---------            ---------


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended June 30, 1999 and 1998


                                                           June 30, 1999          June 30,1998
                                                           -------------          ------------

  Interest Income:
    Interest and fees on loans                              $  336,074          $   406,144
    Interest and dividends on securities                        14,110               51,783
    Interest on federal funds sold & repurchase agreement       50,452               51,290
                                                               -------            ---------
                                                               400,636              509,217
  Interest Expense:
    Deposits                                                   138,615              224,405
    Other                                                        2,000                4,089
                                                               -------           ----------
                                                               140,615              228,494

       Net interest income                                     260,021              280,723

Provisions for loan losses                                           0                    0
                                                              --------            ---------

       Net interest income after provision for loan losses     260,021              280,723
                                                              --------           ----------

Other Income:
    Service charges on deposit accounts                         27,733               29,246
    Securities gains (losses), net                                   0                    0
    Other                                                        6,472               13,895
                                                              --------            ---------

        Total other income                                      34,205               43,141
                                                              --------            ---------

Other Expenses:
     Salaries and employee benefits                            227,381              244,654
     Occupancy and equipment                                    82,513               98,022
     Data and item processing                                   35,088               26,540
     Professional Fees                                         105,402               22,589
     Insurance                                                  12,963               13,080
     Other                                                      46,650               65,860
                                                              --------            ---------

       Total other expenses                                    509,997              470,745
                                                              --------            ---------

       Net Profit (loss) before minority
       interest in net profit (loss) of subsidiary            (215,771)            (146,881)

  Minority interest in net (profit) loss of subsidiary             927                 (641)
                                                               -------              --------

       Net Income (loss)                                    $ (214,844)          $ (147,522)
                                                             ----------           ---------

       Basic earnings per share                             $    (0.04)          $    (0.03)
                                                             ----------           ----------

         Diluted earnings per share                         $    (0.04)          $    (0.03)
                                                             ==========           ==========

  Weighted average number of shares & common
   equivalent shares                                         5,240,346            4,456,656
                                                              ----------          ---------


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30, 1999 and 1998


                                                                    June 30, 1999   June 30, 1998
                                                                    -------------   -------------
Cash Flows from Operating Activities

  Net Income (loss)                                                 $  (385,706)     $(307,912)

  Adjustments to reconcile net profit (loss) to net cash used in operating activities:

    Net accretion on securities                                          (1,638)       (19,314)

    Provision for loan losses                                                 0              0

    Depreciation and amortization                                        47,162         62,266

    Securities (gains) losses, net                                            0              0

    Minority interest in net income (loss) of subsidiary                 (2,266)            61

    (Increase) decrease in accrued interest receivable                   22,079        (22,942)

    (Increase) decrease in other assets                                 (73,348)       (69,160)

  Increase (decrease) in other liabilities                              (27,299)       379,575
                                                                  --------------   -----------

        Net cash provided by (used in) operating activities            (421,016)       (22,574)
                                                                  --------------   -----------

Cash Flows from Investing Activities

  Net cash flows from securities                                       (186,418)       895,810

  (Purchase) Sale of Federal Reserve Bk/Federal Home Loan Bk stock       (4,300)       (15,450)

  Loan originations & principal collections on loans - net              632,916      1,544,151

  Purchase of loans - net                                                     0     (5,723,793)

  Purchase of premises and equipment - net                              (78,596)       (14,555)

  (Increase) Decrease of other real estate owned                         61,192         (7,999)

  Increase (Decrease) in minority interest                                  828         13,233
                                                                       ---------     ----------

        Net cash provided by (used in) investing activities             456,622     (3,308,603)
                                                                       ---------    -----------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                                 0       (206,000)

  Net increase (decrease) in deposits                                  (809,101)     7,762,348

  Net increase (decrease) in notes payable                                    0              0

  Proceeds from issuance of stock                                       422,500        784,834

  Dividends paid on stock                                                     0              0
                                                                    ------------    ----------

        Net cash provided by (used in) financing activities            (386,601)     8,341,182
                                                                    ------------   -----------

        Net increase (decrease) in cash and cash equivalents           (381,995)     5,055,153

Cash and cash equivalents, Beginning                                  5,857,269      1,107,669
                                                                    ------------   -----------

Cash and cash equivalents, Ending                                $    5,475,274   $  6,162,822
                                                                    ============    ==========



For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED


                                                                          Six Months Ended

                                                                    June 30, 1999  June 30, 1998
                                                                    -------------  -------------
Net Income (loss)                                                  $    (385,705)  $  (307,912)

Other comprehensive Income (loss):

   Unrealized holding gains arising during period                         (4,937)        1,712
                                                                      -----------  -----------

Comprehensive income (loss)                                           $ (390,643)     (306,200)
                                                                      -----------    ----------

                                                                         Three Months Ended

                                                                    June 30, 1999  June 30, 1998
                                                                    -------------  -------------
Net Income (loss)                                                    $  (214,843)     $(147,522)

Other comprehensive Income (loss):

   Unrealized holding gains arising during period                           (293)          (662)
                                                                      -----------    -----------
Comprehensive income (loss)                                          $  (215,137)      (148,184)
                                                                      -----------    -----------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES - UNAUDITED

Six Months Ended June 30, 1999 and Year Ended December 31, 1998


                                                 Six Months Ended           Year Ended

                                                 June 30, 1999           December 31, 1998
                                                 -------------           -----------------

Balance, beginning of year                         $ 271,498               $   288,802

Total charge-offs                                    (51,791)                  (65,096)

Recoveries                                             5,194                     7,792

Provision for loan & lease losses                          0                    40,000
                                                   ---------               -----------

Allowance balance at end of period                 $ 224,901               $   271,498
                                                   =========               ===========

Total loans and discount                        $ 14,204,983               $14,884,496
                                                 ===========               ===========

Allowance to total loans and discount                   1.58%                     1.82%
                                                    =========                 =========


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CAPITAL ADEQUACY REVIEW - UNAUDITED

June 30, 1999


SOUTHERN SECURITY BANK CORPORATION

                                                                      REGULATORY
                                                      SSB Corp          MINIMUM
                                                      --------          --------
TIER 1 LEVERAGE RATIO:

   Tier 1 Capital                  $ 1,247,977         5.82%             4.00%
                                  ------------
   Consolidated Assets             $21,454,737 =

                                                                      ADEQUATELY
SOUTHERN SECURITY BANK                                 BANK          CAPITALIZED
                                                       ----          -----------

TOTAL RISK-WEIGHTED RATIO:

   Tier 2 Capital + ALLL          $  1,768,487        12.32%             8.00%
                                  ------------
   Risk Weighted Assets           $ 14,349,001 =


TIER 1 RISK WEIGHTED RATIO:

   Tier 1 Capital                 $  1,588,562        11.07%             4.00%
                                  ------------
   Risk Weighted Assets           $ 14,349,001 =


TIER 1 LEVERAGE RATIO:

   Tier 1 Capital                 $  1,588,562         7.41%             4.00%
                                  ------------
   Average Quarterly Assets       $ 21,432,120 =



See Notes to Consolidated Condensed Financial Statements

        Notes to Consolidated Condensed Financial Statements (unaudited)

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended June 30, 1999, have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

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

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gain or losses on the Company's available-for-sale investments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. All of the Company's other comprehensive income relates to net unrealized gain (losses) on available-for-sale investments.

Effective for the year ended December 31, 1997, the Company adopted the Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

Following is information about the computation of earnings per share data for the periods ended June 30, 1999 and June 30, 1998.

                                                               Per-Share
                                        Numerator     Denominator     Amounts

                                        Six Months Ended June 30, 1999

Net Profit (loss)                       $(385,706)

Basic and diluted earnings per share,
income available to common
shareholders
                                        $(385,706)     5,240,346     $ (0.07)
                                        ----------     ---------     --------


                                         Six Months Ended June 30, 1998

Net Profit (loss)                       $(307,912)

Basic and diluted earnings per share,
income available to common
shareholders
                                        $(307,912)    4,456,656       $(0.07)
                                        ----------    ---------       -------



Options for the purchase of 1,173,749 shares at June 30, 1999 and 810,207 shares at June 30, 1998 have not been included in the computation of diluted earnings per share for June 30, 1999 and June 30, 1998 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

The Company's application to the Federal Reserve Board for a merger based on a non binding letter of intent with First Colonial Securities Group, Inc. was withdrawn at the Company's request in May 1999, when negotiations for the merger were terminated.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the six month period ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

DISCUSSION  OF FINANCIAL  CONDITION  CHANGES FROM  DECEMBER 31, 1998 TO JUNE 30,
1999

FINANCIAL CONDITION

Total assets decreased by $.8 million, or 3.6%, from $22.3 million at December 31, 1998, to $21.5 million at June 30, 1999, with the decrease consisting principally of consumer loans and federal funds sold.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available- for-sale investments, decreased by $.3 million to $4.8 million at June 30, 1999, from $5.1 million at December 31, 1998. This decrease in short-term investments is the result of decreased deposits as discussed below.

The Company's net loans receivable decreased by $.6 million or 4.1%, to $14.0 million at June 30, 1999, from $14.6 million at December 31, 1998.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio. The ratio of the allowance for credit losses to total loans decreased at June 30, 1999 in comparison to the year ended December 31, 1998 as a result of $46,600 in net charge offs.

Deposits decreased by $.8 million, or 4.0%, to $19.4 million at June 30, 1999 from $20.2 million at December 31, 1998. Management believes this decrease is attributable to the offering of competitive interest rates in a market area dominated by super-regional banks offering rates above general market rates.

CAPITAL

The Company's total stockholders' equity was $1,247,977 at June 30, 1999, an increase of $31,857 or 2.6%, from $1,212,120 at December 31, 1998. The increase is due primarily to the issuance of 845,000 shares of common stock during the first three months of 1999 under an offering to warrant holders that resulted in net proceeds of $422,500. In addition, on June 30, 1999 the Company exchanged 500,409 shares of its common stock in order to retire warrants to purchase 166,803 shares of its common stock, based on an exchange of three shares of common stock for each outstanding warrant.

The Company received net proceeds of $422,500 upon the issuance of 845,000 shares of Class A Common Stock to certain warrant holders in connection with an offer for the early exercise of their warrants during the first quarter of 1999. In June 1999, the Company issued 500,409 shares of Class A Common Stock in exchange for all remaining outstanding warrants.

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


Company Capital Ratios            June 30, 1999         December 31, 1998          Minimum
  Leverage:                            5.82%                  4.95%                 4.00%

Bank Capital Ratios                 June 30, 1999       December 31, 1998          Adequate
  Total risk-weighted capital:        12.32%                 11.78%                 8.00%
  Tier I risk-weighted capital:       11.07%                 10.53%                 4.00%
  Leverage:                            7.41%                  6.25%                 4.00%


The Bank entered into a written agreement ("Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department") on November 13, 1998. The Agreement includes the requirement that the Bank's leverage ratio after January 1,1999 must be maintained at a level not less than 7.0%.

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

The Company's liquidity at June 30, 1999, consisted of $5.5 million in cash and cash equivalents and $.5 million in available-for-sale investments, for a total of $6.0 million, compared with a total of $6.1 million at year-end 1998, a decrease of approximately $.1 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the six month periods ended June 30, 1999 and June 30, 1998.

The net loss recognized for the six months ended June 30, 1999 was $385,706 compared to a loss of $307,912 for the six month period ended June 30, 1998. This was a negative change of $77,794. Earnings for the six months as compared to the same period last year were primarily impacted by an increase in operating expenses consisting primarily of professional fees and data processing expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 1999 was $491,229 as compared to $503,549 for the six months ended June 30, 1998, a decrease of $12,320 or 2.4%.

The decrease in interest income for the six months ended June 30, 1999 was due primarily to the decrease in consumer loan balances and securities held to maturity in the first six months of 1999 as compared to the first six months of 1998. In addition, yields on earning assets were lower in 1999.

Interest expense on deposits decreased $146,171 from $431,118 at June 30, 1998 to $280,858 at June 30, 1999. The actual interest expense decrease was the result of a reduction in certificates of deposits in the first half of 1999 as compared to the first half of 1998.

OPERATING EXPENSES

Operating expenses increased by $51,759, or 5.8% from $898,177 at June 30, 1998 to $949,936 at June 30, 1999. The increase for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 consists primarily of increases in professional fees and data processing expenses. There was a decrease in occupancy and equipment of $11,367 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The category Other, which includes all not elsewhere classified, decreased from $152,742 for the six months ended June 30, 1998 to $128,254 for the six months ended June 30, 1999.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $224,901 at June 30, 1999.

The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 1999, and no additional provision was expensed during the first six months of 1999.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ending June 30, 1999 and 1998 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

YEAR 2000

In 1996, the Company and the Bank began the process of assessing and preparing its computer systems and applications to be functional on January 1, 2000.

The Company uses extensive electronic data processing hardware and software in its banking operations for, among other things, processing and recording customer transactions, determining and collecting revenue to be earned and expenses to be paid in connection with customer transactions, maintaining and reporting customer transaction information, recording and managing the Company's short-term and long-term investments, accounting and financial management, and managing risk. The Company also relies on certain vendors to provide critical services to the Company's banking operations, including telecommunications and correspondent banking. Failure of the electronic data processing hardware or software of the Company, its third party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of the Company's banking operations.

The Company's customer transactions are processed through a network of electronic data processing workstations in its banking office and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company has replaced hardware and software to the extent necessary to ensure their compliance with Year 2000 issues. Both of the Company's third party service bureaus are working with the Company to convert its customer transaction software to a more advanced version which was expected to be completed by June 1999, and which will also be Year 2000 compliant (final results of testing are currently pending). The Company is also seeking Year 2000 compliance certifications from its major telecommunications and correspondent banking vendors.

Management of the Bank is in regular contact with its service bureaus, major telecommunication providers and correspondent banking vendors and closely monitors their reports on their progress in becoming year 2000 ready. Based on their most recent reports, each asserts it has completed the assessment and evaluation phases. The Bank's service bureaus, major telecommunication providers and correspondent banking vendors assure management that they will achieve year 2000 compliance by the end of July 1999. Management is unable to predict whether each will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of their failure to achieve such readiness. Consequently, the Bank has contacted other providers of such services, who assert they are year 2000 ready, to determine the latest possible date the Bank could convert to their systems.

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

The Company has designated a Year 2000 task force under the direction of a senior officer of the Company who is coordinating the Company's efforts to become Year 2000 compliant. Additionally, the Company and the Bank are subject to regulation and supervision by Federal and State Banking Regulators who regularly conduct reviews of the safety and soundness of their operations, including the Company's progress in becoming Year 2000 compliant. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations resulting in restrictions on its banking operations by the regulators. No year 2000 restrictions exist at this time, and the Company does not expect to have any restrictions imposed upon it as a result of failure to address Year 2000 issues.

The Bank's use of third party vendors minimizes the direct expense of year 2000 compliance. Management has concluded that the total cost of upgrading the Company's non-compliant personal computers and desktop software will be $10,000, which has already been incurred. These costs are being capitalized and expensed in conformity with generally accepted accounting principles. The Company is unable at this time to estimate the amount of third party cost but management does not anticipate that the total costs to be Year 2000 compliant will be material to the Company's financial condition or results of operations.


RECENT EVENTS

The Company's application to the Federal Reserve Board for a merger based on a non binding letter of intent with First Colonial Securities Group, Inc. was withdrawn at the Company's request in May 1999, when negotiations for the merger were terminated.

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities and Use of Proceeds


     1. During 1998, the Company sold a total of 251,303 units at a price of $5.00 per unit to 40 accredited investors in a private offering. Each unit consisted of one share of Class A common stock and one warrant to purchase one share of Class A common stock at $7.50 per share at any time prior to September 30, 2001. On March 25, 1999, the Company completed a conversion offering to the holders of the warrants. Under the terms of the conversion offering, the Company permitted each warrant holder to purchase 10 shares of Class A common stock for each warrant at a price of $.50 per share. Under the conversion offering, the Company sold 845,000 shares of Class A common stock to 23 of the original investors in exchange for 84,500 of their warrants and $422,500. The conversion offering was made through officers of the Company without commissions or other additional consideration. The conversion offering was made in reliance upon the exemptions from registration under the Securities Act of 1933 under Section 3(a)(9), Section 4(2), Section 4(6) of the Securities Act and Rule 506 of the SEC.

     2. On June 30, 199, the Company exchanged 504,409 shares of Class A common stock for the remaining warrants to purchase 166,803 shares of common stock with the 17 accredited investors who did not participate in the March 25, 1999 conversion offering. The exchange was made on the basis of three shares of Class A common stock for each warrant. The exchange was made through officers of the Company without commissions or other additional consideration. This exchange offering was made in reliance upon the exemptions from registration under the Securities Act of 1933 provided by Section 3(a)(9), Section 4(2), Section 4(6) of the Securities Act and Rule 506 of the SEC.


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

        10.5 Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation concerning compensation under his Employment Agreement -- filed herewith.

        10.6 Agreements, dated June 30, 1999, between James G. Wilson and Southern Security Bank Corporation concerning compensation under his Employment Agreement -- filed herewith.

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

        22.0      Published report re matters submitted to vote N/A

        23.0      Consent of experts and counsel -- N/A

        24.0      Power of attorney -- N/A

        27.0      Financial Data Schedule -- filed herewith.

        99.0      Additional Exhibits -- N/A

(1) Filed as an exhibit to Form 8-K of the registrant on November 25, 1997, and incorporated herein by reference.

(2) Filed as an exhibit to Form 10-SB of the registrant filed on July 1997, and incorporated herein by reference.

(3) Filed as an exhibit to Form 10-SB of the registrant filed on April 2, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to Form 10-SB/A of the registrant filed on June 10, 1998, and incorporated herein by reference.

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

                                       SOUTHERN SECURITY BANK CORPORATION


Dated: August 16, 1999                 By: /s/ James L. Wilson
                                           -------------------------------------
                                            James L. Wilson,
                                            Chief Executive Officer


Dated: August 16, 1999                 By:  /s/ Floyd D. Harper
                                            ------------------------------------
                                            Floyd D. Harper
                                            Vice President and Secretary
                                            (chief financial officer)

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

10.5 Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation concerning compensation under his Employment Agreement -- filed herewith.

10.6 Agreements, dated June 30, 1999, between James G. Wilson and Southern Security Bank Corporation concerning compensation under his Employment Agreement -- filed herewith.

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

22.0 Published report re matters submitted to vote N/A

23.0 Consent of experts and counsel -- N/A

24.0 Power of attorney -- N/A

27.0 Financial Data Schedule -- filed herewith.

99.0 Additional Exhibits -- N/A

(1) Filed as an exhibit to Form 8-K of the registrant on November 25, 1997, and incorporated herein by reference.

(2) Filed as an exhibit to Form 10-SB of the registrant filed on July 1997, and incorporated herein by reference.

(3) Filed as an exhibit to Form 10-SB of the registrant filed on April 2, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to Form 10-SB/A of the registrant filed on June 10, 1998, and incorporated herein by reference.

*    Management compensation plan or arrangement.