Form 10QSB
period 1999-09-30
SOUTHERN SECURITY BANK CORP
filed 1999-11-12
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                           COMMISSION FILE NO: 0-22911


                       SOUTHERN SECURITY BANK CORPORATION

                                    DELAWARE
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                   65-0325364
                      (IRS EMPLOYER IDENTIFICATION NUMBER)

                    3475 SHERIDAN STREET, HOLLYWOOD, FL 33021
                                 (954) 985-3900

              STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                  ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE
                 SEPTEMBER 30, 1999 (LATEST PRACTICABLE DATE):

                (A) CLASS A VOTING COMMON STOCK: 5,913,050 SHARES
                    (B) CLASS B NON-VOTING COMMON STOCK: -0-

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES____; NO X

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

ASSETS                                  SEPTEMBER 30, 1999   DECEMBER 31, 1998
------                                  ------------------   -----------------
   Cash and due from banks                   $   1,513,037       $  1,012,269

   Federal Funds sold                            3,955,000          4,845,000
                                              ------------        -----------

     Total cash and cash equivalents             5,468,037          5,857,269

   Securities held to maturity                     326,585            350,883

   Securities available for sale                   461,620            277,970

   Federal Reserve Bank stock, at cost              88,600             84,300

   Loans, net                                   13,891,964         14,612,998

   Premises and equipment                          360,957            344,592

   Other real estate owned                         279,902            414,298

   Accrued interest receivable                      99,760            136,854

   OTHER ASSETS                                    232,137            181,677
                                              ------------       ------------

                TOTAL ASSETS                  $ 21,209,562       $ 22,260,841
                                               ===========        ===========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


LIABILITIES                                       SEPTEMBER 30, 1999    DECEMBER 31, 1998
-----------                                       ------------------    -----------------
Liabilities

  Noninterest bearing deposits                      $  4,229,103       $   5,138,392
  Interest-bearing deposits                           15,161,814          15,105,654
                                                    -----------          -----------
     Total deposits                                   19,390,917          20,244,046

  Federal funds purchased                                      0                   0

  Securities sold under repurchase agreements                  0                   0

  Notes payable                                          100,000             100,000

  Other Liabilities                                      584,237             661,184
                                                     -----------          ----------

     Total Liabilities                                20,075,154          21,005,230
                                                     -----------          ----------

  Commitments and Contingencies                                0                   0

  Minority interest in subsidiary                         40,321              39,491
                                                     -----------         -----------

  Stockholders' equity

    Series A Preferred Stock                                   0                   0
         (Authorized: 5,000,000; Outstanding: 0
           And 0, respectively)

    Class A Common Stock                                  59,131              45,676
         (Authorized: 30,000,000; Outstanding: 5,913,050)
          And 4,567,641, respectively)

    Class B Common Stock                                       0                   0
         (Authorized: 5,000,000; Outstanding: 0)
          And 0, respectively)

  Surplus                                              5,946,315           5,537,269

  Accumulated Profit/Loss                             (4,908,539)         (4,370,251)

  Accumulated other comprehensive income                  (2,820)              3,426
                                                     -----------       -------------

     TOTAL STOCKHOLDERS' EQUITY                        1,094,087           1,216,120
                                                    ------------       -------------

     TOTAL LIABILITIES & STOCKHOLDERS EQUITY        $ 21,209,562       $  22,260,841
                                                    =============      =============

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        SEPTEMBER 30, 1999     SEPTEMBER 30,1998
                                                        ------------------     -----------------
  Interest Income:
    Interest and fees on loans                            $  1,003,178         $  1,128,276
    Interest and dividends on securities                        40,247              108,429
    Interest on federal funds sold & repurchase agreement      138,761              180,723
                                                             ---------           ----------
                                                             1,182,186            1,417,428

  Interest Expense:

    Deposits                                                   413,268              658,972
    Other                                                        6,248                8,213
                                                             ---------           ----------
                                                               419,516              667,185

       Net interest income                                     762,670              750,243

Provisions for loan losses                                           0                    0
                                                             ---------           ----------

       Net interest income after provision for loan losses     762,670              750,243
                                                             ---------           ----------

Other Income:

    Service charges on deposit accounts                         87,527               88,688
    Securities gains (losses), net                                   0                  543
    Other                                                       18,202               47,092
                                                             ---------           ----------

        TOTAL OTHER INCOME                                     105,729              136,323
                                                             ---------           ----------

Other Expenses:

     Salaries and employee benefits                            670,494              519,449
     Occupancy and equipment                                   250,263              265,298
     Data and item processing                                   91,318               64,308
     Professional Fees                                         172,249               68,466
     Insurance                                                  38,887               39,257
     Other                                                     186,138              200,749
                                                             ---------           ----------

       TOTAL OTHER EXPENSES                                  1,409,349            1,157,527
                                                             ---------           ----------

       Net Profit (loss) before minority

       interest in net profit (loss) of subsidiary            (540,950)            (270,961)

  Minority interest in net (profit) loss of subsidiary           2,662                  101
                                                             ---------           ----------

       Net income (loss)                                    $ (538,288)        $   (270,860)
                                                             ----------          ----------

       Basic earnings per share                             $    (0.10)        $      (0.06)
                                                             ----------          ----------

         Diluted earnings per  share                        $    (0.10)        $      (0.06)
                                                              =========           ==========

  Weighted average number of shares
  & common equivalent shares                                 5,240,346            4,486,976
                                                             ---------           ----------


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                         SEPTEMBER 30, 1999     SEPTEMBER 30,1998
                                                         ------------------     -----------------
 Interest Income:
    Interest and fees on loans                             $   344,061          $   382,922
    Interest and dividends on securities                        13,759               18,396
    Interest on federal funds sold & repurchase agreement       48,031               81,443
                                                               -------            ---------
                                                               405,851              482,761

  Interest Expense:

    Deposits                                                   132,410              231,943
    Other                                                        2,000                4,124
                                                               -------            ---------
                                                               134,410              236,067

       Net interest income                                     271,441              246,694

Provisions for loan losses                                           0                    0
                                                              --------            ---------

       Net interest income after provision for loan losses     271,441              246,694
                                                              --------            ---------

Other Income:

    Service charges on deposit accounts                         29,610               32,221
    Securities gains (losses), net                                   0                  543
    Other                                                        5,383               16,782
                                                              --------            ---------

        Total other income                                      34,993               49,546
                                                              --------            ---------

Other Expenses:

     Salaries and employee benefits                            214,571               69,947
     Occupancy and equipment                                    88,719               92,387
     Data and item processing                                   29,864               23,140
     Professional Fees                                          55,412               12,772
     Insurance                                                  12,962               13,097
     Other                                                      57,884               48,007
                                                              --------            ---------

       Total other expenses                                    459,412              259,350
                                                              --------            ---------

       Net Profit (loss) before minority
       interest in net profit (loss) of subsidiary            (152,978)              36,890

  Minority interest in net (profit) loss of subsidiary             397                  162
                                                               -------            ---------

       Net Income (loss)                                    $ (152,581)          $   37,052
                                                            ----------            ---------

        Basic earnings per share                            $    (0.03)          $     0.01
                                                            ----------            ---------

         Diluted earnings per share                         $    (0.03)          $     0.01
                                                            ==========            =========

  Weighted average number of shares
  & common equivalent shares                                 5,913,050            4,486,976
                                                            ----------            ---------


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                              SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                              ------------------     ------------------

Cash Flows from Operating Activities

  Net Income (loss)                                              $  (538,288)          $ (270,860)

  Adjustments to reconcile net profit (loss) to net cash used in operating activities:

    Net accretion on securities                                       (2,161)              (2,060)

    Provision for loan losses                                              0                    0

    Depreciation and amortization                                     78,530               93,367

    Securities (gains) losses, net                                         0                 (543)

    Minority interest in net income (loss) of subsidiary              (2,662)                (101)

    (Increase) decrease in Accrued Interest Receivable                37,094               (9,945)

    (Increase) decrease in Other Assets                              (60,627)             (82,412)

  Increase in other liabilities                                      (76,947)             462,612
                                                                      ------              -------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (565,061)             190,058

Cash Flows from Investing Activities

  Net cash flows from securities                                    (163,594)           1,535,628

  (Purchase) Sale of Federal Reserve Bk/Federal Home Loan Bk stock    (4,300)             (15,450)

  Loan originations & principal collections on loans - net           721,034            2,674,138

  Purchase of loans - net                                                  0           (5,723,793)

  Purchase of premises and equipment - net                           (84,727)             (20,902)

  (Increase) Decrease of other real estate owned                     134,396               (7,999)

  Increase (decrease) in minority interest                             3,642               15,005
                                                                     -------              -------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          606,451           (1,543,373)
                                                                    --------           ----------
Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                              0             (206,000)

  Net increase (decrease) in deposits                               (853,128)           7,628,360

  Net increase (decrease) in notes payable                                 0                    0

  Proceeds from issuance of stock                                    422,500              936,435

  Dividends paid on stock                                                  0                    0
                                                                    --------            ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (430,622)           8,358,795
                                                                    --------           ----------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (389,232)           7,005,480

CASH AND CASH EQUIVALENTS, BEGINNING                               5,857,269            1,107,669
                                                                   ---------            ---------

CASH AND CASH EQUIVALENTS, ENDING                               $  5,468,037          $ 8,113,149
                                                                   =========           ==========


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                                                                            Accumulated
                                                                                                              Other
                                  Comprehensive        Common Stock           Paid-In      Accumulated    Comprehensive
                                     Income       Shares         Amount       Capital       (Deficit)         Income        Total
                                     ------       ------         ------       -------      -----------   ---------------    -----
Balance, December 31, 1997                      4,299,673       $42,997    $4,215,371     $(3,786,230)          $ 692      $472,830
 Comprehensive income (loss):                           -             -             -
   Net loss                       $ (584,021)           -             -             -        (584,021)              -      (584,021)
   Other Comprehensive income,
     net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                           2,734            -             -             -               -           2,734         2,734
                                      ------
  Comprehensive income (loss)     $  (581,287)
                                     =========
  Issuance of stock in
    private placements                267,968       2,679     1,321,898             -               -       1,324,577
  Issuance of stock in

                                                 ---------    ---------  ---------    ---------     -----   ---------
Balance, December 31, 1998                       4,567,641       45,676   5,537,269   (4,370,251)    3,426   1,216,120
  Comprehensive income (loss):
   Net loss                       $  (538,288)           -            -           -     (538,288)        -    (538,288)
   Other comprehensive income,
    net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                           (6,246)           -            -           -            -    (6,246)     (6,246)
  Comprehensive income (loss)     $  (544,534)
                                      =======
  Issuance of stock                              1,345,409       13,455     409,046            -         -     422,501

  Balance September 30, 1999                     5,913,050       59,131   5,946,315  $(4,908,539)  ($2,820)  1,094,087


See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED




                                                                   NINE MONTHS ENDED
                                                                   -----------------

                                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                        ------------------    ------------------
Net Income (loss)                                       $    (538,288)        $   (270,860)

Other comprehensive Income (loss):

   Unrealized holding gains arising during period              (6,246)               2,974
                                                          -----------            ---------

COMPREHENSIVE INCOME (LOSS)                             $    (544,534)            (267,886)
                                                          ===========            =========

  THREE MONTHS ENDED

                                                        SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                        ------------------   ------------------

Net Income (loss)                                       $    (152,582)        $    37,052

Other comprehensive Income (loss):

   Unrealized holding gains arising during period               2,117               2,974
                                                          -----------            --------

COMPREHENSIVE INCOME (LOSS)                             $    (150,466)             40,026
                                                          ===========            ========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES - UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND YEAR ENDED DECEMBER 31, 1998


                                        NINE MONTHS ENDED     YEAR ENDED
                                        -----------------     ----------
                                        SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                        ------------------    -----------------

Balance, beginning of year                $ 271,498           $  288,802

Total charge-offs                            67,040               65,096

Recoveries                                   13,881                7,792

PROVISION FOR LOAN & LEASE LOSSES                 0               40,000
                                            -------              -------

ALLOWANCE BALANCE AT END OF PERIOD       $  218,339              271,498
                                            =======              =======

TOTAL LOANS AND DISCOUNT                $14,110,304          $14,884,496
                                         ==========           ==========

ALLOWANCE TO TOTAL LOANS AND DISCOUNT          1.55%                1.82%
                                           ========            =========

see Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CAPITAL ADEQUACY REVIEW - UNAUDITED

SEPTEMBER 30, 1999

SOUTHERN SECURITY BANK CORPORATION


                                                                             FOR CAPITAL ADEQUACY
                                                                             PURPOSES UNDER PROMPT
                                                SSB CORP                 CORRECTIVE ACTION PROVISIONS
                                                --------                 ----------------------------

TIER 1 LEVERAGE RATIO:

   TIER 1 CAPITAL                    $ 1,094,085         5.16%                      >4.00%
                                    ------------
   Consolidated Assets               $21,209,561 =



                                                                             FOR CAPITAL ADEQUACY
                                                                             PURPOSES UNDER PROMPT
                                                BANK                    CORRECTIVE ACTION PROVISIONS
                                                -----                   ----------------------------


TOTAL RISK-WEIGHTED RATIO:

   TIER 2 CAPITAL + ALLL            $  1,760,000        11.76%                      >8.00%
                                    ------------
   Risk Weighted Assets             $ 14,961,000=


TIER 1 RISK WEIGHTED RATIO:

   TIER 1 CAPITAL                   $  1,571,943        10.51%                      >4.00%
                                    ------------
   Risk Weighted Assets             $ 14,961,000 =


TIER 1 LEVERAGE RATIO:

   TIER 1 CAPITAL                   $  1,571,943         7.49%                      >4.00%
                                    ------------
   Average Quarterly Assets         $ 20,986,000=


See Notes to Consolidated Condensed Financial Statements

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended September 30, 1999, have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

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

Following is information about the computation of earnings per share data for the periods ended September 30, 1999 and September 30, 1998.

                                                    Per-Share
                                        Numerator Denominator    Amounts

                                        Nine Months Ended September 30, 1999

Net Profit (loss)                       $(538,287)

Basic and diluted earnings per share,
income available to common
shareholders

                                        $(538,287)        5,240,346    $ (0.10)
                                        ----------        ---------    --------


                                        Nine Months Ended September 30, 1998

Net Profit (loss)                       $ (270,860)


Basic and diluted earnings per share,
income available to common
shareholders

                                         $(270,860)       4,486,976    $(0.06)
                                         ----------       ---------    -------

Options for the purchase of 1,221,479 shares at September 30, 1999 and 863,687 shares at September 30, 1998 have not been included in the computation of diluted earnings per share for September 30, 1999 and September 30, 1998 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the nine month period ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1998
TO SEPTEMBER 30, 1999

FINANCIAL CONDITION

Total assets decreased by $1.1 million, or 4.7%, from $22.3 million at December 31, 1998, to $21.2 million at September 30, 1999, with the decrease consisting principally of consumer loans and federal funds sold.

The Company's short-term investments, primarily consisting of Federal Funds Sold ("fed funds") and available-for-sale investments, decreased by $.7 million to $4.4 million at September 30, 1999, from $5.1 million at December 31, 1998. This decrease in short-term investments is the result of decreased deposits of $.8 million or 4.2% since December 31, 1998.

The Company's net loans receivable decreased by $.7 million or 4.9%, to $13.9 million at September 30, 1999, from $14.6 million at December 31, 1998.

The Allowance For Credit Losses reflects management's judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (i) the general economic conditions; (ii) the credit condition of its customers, as well as the underlying collateral, if any; (iii) historical experience; and (iv) the average maturity of its loan portfolio.

Deposits decreased by $.8 million, or 4.2%, to $19.4 million at September 30, 1999 from $20.2 million at December 31, 1998. Management believes this decrease is attributable to the offering of competitive interest rates in a market area dominated by super-regional banks and others offering rates above general market rates.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans and discount decreased from $517,445 at December 31, 1998 (3.48% of total loans) to $43,582 at September 30, 1999 (0.31% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company's other real estate and repossessed assets decreased from $414,297 at December 31, 1998 (2.78% of total loans) to $279,902 at September 30, 1999 (1.98% of total loans).

In management's best judgement, all non-performing assets are either fully collateralized or reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $1,094,087 at September 30, 1999, a decrease of $122,000 or 10.0%, from $1,216,120 at December 31, 1998. The decrease is due primarily to operating losses.

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulatory agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgement by the regulators about interest rate risk, concentration of credit risk and other factors.

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

Company Capital Ratios           September 30, 1999   December 31, 1998 Minimum
  Leverage:                           5.16%               4.95%        4.00%

Bank Capital Ratios              September 30, 1999   December 31, 1998 Adequate
  Total risk-weighted capital:       11.76%              11.78%        8.00%

  Tier I risk-weighted capital:      10.51%              10.53%        4.00%
  Leverage:                           7.49%               6.25%        4.00%

The Bank entered into a written agreement ("Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department") on November 13, 1998. The Agreement includes the requirement that, the Bank's leverage ratio must be maintained at a level not less than 7.0%

LIQUIDITY

The Company's principal sources of liquidity and funding are generated by the operations of its subsidiary through its diverse deposit base as well as loan participations. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company's liquid assets at September 30, 1999, consisted of $5.5 million in cash and cash equivalents and $.4 million in available-for-sale investments, for a total of $5.9 million, compared with a total of $6.1 million at year-end 1998, a decrease of approximately $.2 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the nine month periods ending September 30, 1999 and 1998.

The net loss recognized for the nine months ended September 30, 1999 was $538,288 compared to a loss of $270,860 for the nine month period ended September 30, 1998. This was a negative change of $267,428. Earnings for the nine months as compared to the same period last year were primarily impacted by an increase in operating expenses consisting primarily of professional fees (the result of work performed on the Companies private placement) as well as data processing expenses. Additionally, earnings for the period ending September 30, 1998 were positively impacted by a decrease in operating expenses due in large part to a waiver of $125,000 in accrued but unpaid salaries due to Chairman Philip C. Modder.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 1999 was $762,670 as compared to $750,243 for the nine months ended September 30, 1998, an increase of $12,427 or 1.7%.

The increase in net interest income for the nine months ended September 30, 1999 was in significant part due to lower rates on deposits. Yields were also lower on loans, income and dividends on securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock. Total interest income decreased by $235,242 (16.7%) from $1,417,428 for the nine month period ended September 30, 1998, compared to $1,182,186 for the nine month period ended September 30, 1999, due to decreases in the average balance of total loans as compared to the same period of the prior year and of the yield on these assets.

Interest expense on deposits decreased $245,704 from $658,972 at September 30, 1998 to $413,268 at September 30, 1999. The actual interest expense decrease was the result of a corresponding decrease in the average balance of certificates of deposit as compared to the same period of the prior year.

OPERATING EXPENSES

Operating expenses increased by $251,822, or 21.8% from $1,157,527 at September 30, 1998 to $1,409,349 at September 30, 1999. The increase for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 consists primarily of increases in professional fees (the result of work performed on the Companies private placement) as well as data processing expenses. Earnings for the period ending September 30, 1998 were impacted by a decrease in operating expenses due in large part to a waiver of $125,000 in accrued but unpaid salaries due to Chairman Philip C. Modder. There was a decrease in occupancy and equipment of $15,035 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The category Other, which includes all not elsewhere classified, decreased from $200,749 for the nine months ended September 30, 1998 to $186,138 for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $218,339 at September 30, 1999. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at September 30, 1999, and no additional provision was expensed during the first nine months of 1999.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ending September 30, 1999 and 1998 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

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

The Company's customer transactions are processed through a network of electronic data processing workstations in its banking office and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company has replaced noncompliant hardware and software to ensure compliance with Year 2000 issues, while both of the Company's third party service bureaus have been confirmed that they are Year 2000 compliant. The
Company is also seeking Year 2000 compliance certifications from its major telecommunications and correspondent banking vendors. Management of the Bank is in regular contact with its service bureaus, major telecommunication providers and correspondent banking vendors and closely monitors their continuing progress in confirming Year 2000 readiness. Based on their most recent reports, each asserts it has completed the assessment and evaluation phases. The Bank's correspondent banking vendors have assured management that each is year 2000 compliant. Management is unable to predict whether each will achieve year 2000 readiness on a timely basis or the magnitude of the financial consequences to the Bank in the event of their failure to achieve such readiness. The Bank is currently working on contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and other mission critical system failures. Consequently, the Bank has contacted other providers of such services, who assert they are year 2000 ready, to determine the availability of conversion to their systems, if required. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits are primarily with individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

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

The bank's utilization of third party vendors minimizes the direct expense of year 2000 compliance. Management has concluded that the cost of upgrading non-compliant personal computers and desktop software was $10,000 which has already been incurred. These costs were capitalized or expensed in conformity with generally accepted accounting principles. Accordingly, management does not anticipate that the total costs to be Year 2000 compliant will be material to the Company's financial condition or results of operations.

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

        10.5 Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement -- filed herewith (5)

        10.6 Agreements, dated June 30, 1999, between James L. Wilson and Southern Security Bank Corporation, concerning compensation under his Employment Agreement -- filed herewith (5)

        11.0   Statement of Computation of Per Share Earnings -- N/A

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

(5) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.


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

10.5 Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement -- filed herewith (5)

10.6 Agreements, dated June 30, 1999, between James L. Wilson and Southern Security Bank Corporation, concerning compensation under his Employment Agreement -- filed herewith (5)

11.0 Statement of Computation of Per Share Earnings -- N/A

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

(5) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.

*    Management compensation plan or arrangement.

                                 SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHERN SECURITY BANK CORPORATION

DATED: NOVEMBER 12, 1999      BY:s/JAMES L. WILSON
                                 ------------------------
                                 James L. Wilson,
                                 Chief Executive Officer

DATED: NOVEMBER 12, 1999      BY:s/FLOYD D. HARPER
                                 ------------------------
                                 Floyd D. Harper
                                 Vice President and Secretary
                                 (chief financial officer)