Form 10KSB/A
period 1999-12-31
SOUTHERN SECURITY BANK CORP
filed 2000-04-14
CIK 1042521

The following  items were the subject of a Form 12b-25 and are included  herein:
Item 6; Item 7; and Financial Data Schedule.


                                  FORM 12b-25/A

                           NOTIFICATION OF LATE FILING

                                                              SEC FILE NUMBER
                                                              0-22911

                                                              CUSIP NUMBER
                                                              843803 10 7

                                  (Check One):

[X] Form 10-K and Form 10-KSB [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q and Form
    10-QSB [ ] Form N-SAR

         For Period Ended:  December 31, 1999
                            -----------------

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing check above, identify the Item(s) to which the notification relates: This filing relates to a Form 10-KSB previously filed on March 30, 2000 and presents, as and amendment to the Form 10-KSB, those portions of that Form which were not included in the prior filing, namely, (i) Item 6; (ii) Item 7; and (iii) the financial information in the Financial Data Schedule.

Part I--Registrant Information

     Full Name of Registrant: Southern Security Bank Corporation

     Former Name if Applicable:

     1000 Brickell Avenue, Suite 900
     -------------------------------
     Address of Principal Executive Office (Street and Number)

     Miami, Florida 33131
     -------------------------------
     City, State and Zip Code

Part II--Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

     [X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     [X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     [X] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III--Narrative

All  of  the  Form  10-KSB  except  portions   containing   financial  statement
information  were  previously   filed.  The  Form  10-KSB  financial   statement
information is filed herewith.

Part IV--Other Information

     (1) Name and telephone number of person to contact in regard to this notification:

     Ward B. Hinkle              (716)                    856-4000
--------------------------------------------------------------------------------
         (Name)                (Area Code)            (Telephone Number)

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                    [X] Yes     [ ] No

     (3)ab Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                    [ ] Yes     [X] No

                       Southern Security Bank Corporation
--------------------------------------------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SOUTHERN SECURITY BANK CORPORATION

Date: April 14, 2000                        By: /s/FLOYD D. HARPER
                                                -----------------------------
                                                Name:  Floyd D. Harper
                                                Title: Vice President

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from ______ to ________

                         Commission File Number: 0-22911

                       SOUTHERN SECURITY BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
                 (State or other jurisdiction of incorporation)

                                   65-0325364

                        (IRS Employer Identification No.)

   1000 Brickell Avenue Suite 900 Miami, Florida                33131
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

Yes X   No

   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year $1,664,979

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - There is no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non affiliates as of March 24, 2000 would have been $3,315,315. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2000 is as follows: (i) Class A Voting Common Stock - 9,466,616; (ii) Class B Non-Voting Common Stock None.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "estimates," "anticipates," and "plans" and similar expressions are intended to identify forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward, Dade and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to achieve and sustain profitability, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.

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

The Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 60% to 75%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 25% to 40%) is generally held in cash and invested in government guaranteed - investment grade securities. As of December 31, 1999, the Bank had approximately 1,050 deposit accounts and 490 loans outstanding.

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

OPERATING HISTORY

Since the acquisition of its affiliate Bank on December 16, 1993, through the acquisition of 96.6% of the Bank's outstanding common stock, the Company has focused its attention on maximizing asset quality and minimizing expenses. For the three-year period prior to the Company's control of the Bank, cumulative loan losses and charge-offs were in excess of more than $1,200,000. For the last three years, cumulative net losses in this category were less than $183,000. Total classified assets as a percentage of total loans at December 16, 1993 exceeded 48% and as of December 31, 1999 were at 2.58%. The Bank's loan portfolio since the acquisition date has grown to approximately $13.0 million and total assets have grown from $13 million to $17.5 million. Management believes that the Bank has addressed many of those historic problem areas that impeded the Bank from obtaining normalized operating profits. In the case of the Bank, the predominant impediments at acquisition were the Bank's dangerous under-capitalization and the poor asset quality of its loan portfolio. Management believes the Bank currently has high asset quality, and that the Bank's capital exceeds statutory guidelines. However, management believes that the Bank currently has a low level of earning assets as they relate to operating expenses. Management is seeking to correct this problem by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth.

Although the Company has implemented a program of increasing net loans, which have increased to nearly $12.8 million as of December 31, 1999 from less than $7 million at December 31, 1993, this earning asset category requires an additional $8 million in growth to bring the Bank to profitability. The loan growth experienced was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Generally, banks maintain an average loan to deposit ratio of 75%, and for the Bank to increase its loan portfolio by $8 million, its deposit base will require growth of $11 million. To support this level of balance sheet growth, the Bank's capital will need to grow by approximately $800,000. Thus, management believes that a relatively small amount of additional capital should bring the Bank to marginal profitability. Additional capitalization should provide a foundation for future growth and profitability, including the opening of additional branches to be located in Boca Raton, Florida and Miami, Florida.

RESULTS OF OPERATIONS:

After the change of control of the Bank in December 1993, management sought to restore and renovate the asset quality of the Bank, the policies and procedures by which the Bank was operated, and the safety and soundness of the enterprise. Since these plans and programs have taken effect, the operation of the institution was stabilized, and its asset quality was raised from a classification of poor to good.

Average Balance Sheet. An analysis of the Company's average balance sheet levels for the last two years is presented in the following table. The Company's net interest income increased 3.0% percent over 1998. This increase was the result of the reduction of higher rate deposits. The average yield/rate for interest-earning assets increased 1.65% from 1998 to 1999 while the average yield/rate of interest-bearing liabilities decreased 19.08% from 1998 to 1999.


                                                       Southern Security Bank Corporation
                                                           Average Balance Sheet Analysis

                                         December
                                         31, 1999                    1999                                    1998
                                         Average      Average      Average      Average                     Average
                                        Yield/Rate    Balance     Interest     Yield/Rate      Balance      Interest     Yield/Rate
                                        ----------    -------     --------     ----------      -------      --------     ----------

Assets:                                          (Dollars in Thousands)                       (Dollars in Thousands)

Interest-earning assets:
   Investments (1)                                      871          54          6.20%         1,596          120          7.52%
   Federal funds sold                    n/a          3,222         161          5.00%         5,038          274          5.44%
   Loans receivable (2)                              13,797       1,329          9.63%        15,347        1,473          9.60%
                                                    -------       -----       --------       -------       ------       --------
    Total interest earning assets                    17,890       1,544          8.63%        21,981        1,867          8.49%
        Noninterest-earning assets                    2,516                                    2,731
                                                      -----                                    -----
         Total                                       20,406                                   24,712
                                                     ======                                   ======

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   NOW and money market accounts         1.85%        4,944         95           1.92%         5,066          116          2.29%
   Savings accounts                      1.64%          511         10           1.64%           407            8          1.97%
   Certificates of deposit               5.49%        8,298        425           5.12%        13,036          755          5.79%
   Other                                 6.00%          100          8           6.00%           137           10          7.30%
                                                    -------      -----        --------       -------       ------       --------
      Total interest-bearing liabilities             13,953        538           3.86%        18,646          889          4.77%
                                                     ------        ---          -----         ------          ---          -----
      Noninterest bearing liabilities                 5,245                                    5,177
      Stockholders' equity                            1,208                                      889
                                                      -----                                     ----
      Total                                          20,406                                   24,712
                                                     ======                                   ======
Net Interest income and net yield
   on interest-earning assets                                    1,006           5.62%                        978          4.45%
                                                                   ===           =====                        ===          =====


(1) Includes investment securities and Federal Reserve Bank stock.
(2) Includes loans for which the accrual of interest has been suspended.

Net Income (loss) for the respective periods of 1999 and 1998 was ($652,000) and ($584,000) which represents an increase in the net loss by $68,000 due to a combination of factors as described below.

Analysis of Changes in Interest Income and Interest Expense. Interest income during 1999 was $1,544,000 as compared to $1,867,000 for 1998 due to a reduction of $4.0 million in total average assets from 1998 to 1999. Interest expense for this period was $538,000 for 1999, and $889,000 for 1998, representing a decrease of $351,000, which was largely due to a decrease in the amount of interest bearing deposits held by the Bank and a related decrease in rates for deposits. The resultant net interest income was $1,006,000 in 1999 and $977,000 for 1998, reflecting an increase of approximately $29,000. Management believes that this increase, although not indicative of future performance, does demonstrate stabilization.

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

                                                                     Southern Security Bank Corporation
                                                       Analysis of Changes in Interest Income and Interest Expense
-----------------------------------------------------------------------------------------------------------------------------------
                                                       1999 vs. 1998                             1998 vs. 1997
                                            Increase (Decrease) Attributable to      Increase (Decrease) Attributable to

                                     Volume     Rate   Rate/Volume    Net         Volume         Rate  Rate/Volume    Net
                                     ------     ----   -----------    ---         ------         ----  -----------    --

                                                                  (Dollars in Thousands)
Interest Income on:
   Investments                        (55)    (21)         10         (66)           (128)      23       (12)      (117)
   Federal funds sold                 (99)    (22)          8        (113)            197       (3)       (7)       187
   Loans receivable                  (149)      5           0        (144)            489      (89)      (40)       360
                                    ------    ----    --------       -----       ---------      --    -------       ---
      Total interest income on
      interest-earning assets        (303)    (38)         18        (323)           558       (69)      (59)       430
Interest expense on:
   NOW and money market accounts       (3)    (19)          1         (21)              1      (11)        0        (10)
   Savings accounts                     4      (1)         (1)          2               0        0         0          0
   Certificates of deposit           (274)    (67)         31        (330)            320       10         9        339
   Other                               (3)      1           0          (2)              0        1         1          2
      Total interest expense on
      interest-bearing liabilities   (276)   (106)         31        (351)            321        0        10        331
Increase (decrease) in net
   interest income                    (27)     68         (13)         28             237      (69)      (69)        99
                                  ========   =====   =========   =========   =============   ======   =======   =======


Other Income and Expenses. Total other income was $121,000 during 1999 compared with $176,000 for 1998, which represents a decrease of $55,000 in this category due to a reduction in miscellaneous bank service charge income. Salaries and employee benefits totaled $877,000 and $743,000 for 1999 and 1998 respectively, which represents an increase of $134,000. During the year ended December 31, 1998, one officer voluntarily agreed to permanently forgive $125,000 of compensation due and the related liability was decreased accordingly. Total other expenses were $906,000 and $956,000 for 1999 and 1998, respectively, which represents a reduction of $50,000 (5.2%).

Federal Income Taxes. At December 31, 1999, the Company had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of $7,996,000 with specific amounts expiring each year from 2002 through the year 2019. No deferred tax asset has been recognized because the Company's past results of operations do not indicate that it is more likely than not such net operating losses will be used in the future.

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

Therefore, Bank management and the ALCO committee's strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank's ALCO policy limits for GAP and the Bank's position with respect to various time traunches at December 31, 1999 are:

Total Rate-Sensitive Assets, RSA/Total Rate Sensitive Liabilities, RSL = 0.80 to 1.20; the Bank is at 1.24.

RSA/RSL (0 to 365 days) = 0.80 to 1.20; the Bank is at .89. RSA/RSL (0 to 90 days) = 0.80 to 1.20; the Bank is at 1.22. RSA/RSL (91-365 days) = 0.80 to 1.20; the Bank is at 0.45.
0 to 365 day GAP/Total Assets = +/- 10%; the Bank is at -6.41%.
0 to 90 day GAP/Total Assets = +/- 10%; the Bank is at +7.35%.
91 to 365 day GAP/Total Assets = +/- 10%; the Bank is at -13.76%.

The Bank's view of these GAP positions is as follows:

1. Total RSA/Total RSL Ratio: Out of "Target" of .80 to 1.20 at 1.24. Rate sensitive assets currently outweigh rate sensitive liabilities. Management is pursuing a program to obtain additional rate sensitive liabilities at an accelerated pace to that of assets. This is accomplished through repricing opportunities as well as occasions to amend maturities.

2.   RSA/RSL - 0 to 365 Day: Within "Target" tolerance of .80 - 1.20 at .89.

3. RSA/RSL - 0 to 90 Day: Out of "Target" of .80 - 1.20 at 1.22. The most applicable and currently achievable strategy is to further decrease the core deposit base within this time horizon.

4. RSA/RSL - 91 - 365 Day: Out of "Target" of .80 - 1.20 at 0.45. The most applicable and currently achievable strategy is to further increase the core deposit base within this time horizon.

5. 0 - 365 Day GAP/Total Assets Month End: Within "Guideline" of -10% through +10% at -6.41%.

6. 0 - 90 Day GAP/Total Assets Month End: Within "Target" of -10% through +10% at +7.35%.

7. 91-365 Day GAP/Total Assets Month End: Out of "Target" of -10% through +10% at -13.76%. This category is a component of numeral 5 above and is interrelated with numeral 6 above, however, are inverted. The most applicable and currently achievable strategy is to increase investments in higher yielding loans which will reprice from within 4 to 12 months or to reduce CD's.

Interest Rate Risk: The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Loan Maturity Schedule: The following schedule sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 1999. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

                                                One Year       One to          Over                       Home
                                  Total          or Less      Five Years     Five Years    Nonaccrual     Equity
                                  -----          -------      ----------     ----------    ----------     ------
Residential Real Estate

   Fixed Rate                    1,739,198   $         -   $    253,766   $  1,485,432   $       -     $        -
   Adjustable Rate               1,115,034             -         20,742        918,756           -        175,536
Consumer

   Fixed rate                    3,493,057        79,244      3,412,314              -           -          1,499
   Adjustable rate                 575,141       139,904        435,237              -           -              -
Commercial

   Fixed rate                    1,033,545       765,944        267,601              -           -              -
   Adjustable rate               1,744,625       979,188        566,987        198,450           -              -
Commercial Real Estate

   Fixed rate                      403,864             -        382,751         21,113           -              -
   Adjustable rate               2,595,131       510,584        278,305        867,546           -        938,696
Other                              254,676       254,676             -               -           -              -
                             -------------   -----------   ------------   ------------   ---------      ---------
                             $  12,954,271   $ 2,729,540   $ 5,617,703   $  3,491,296   $        -    $ 1,115,731
                                              ==========    ===========    ===========    ========      =========
Add deferred loan costs             17,666
                              ------------
                                12,971,937
                              ============


Fixed rate loans due after one year total approximately $5.8 million and adjustable rate loans due after one year total approximately $4.4 million. Adjustment rate loans which reprice after December 31, 1999 total approximately $940,000 at December 31, 1999.

The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank's GAP position and, ultimately, its profitability.

Securities Portfolio. The Company's investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Company's investment portfolio increased from 6.37% in 1998 to 6.56% at December 31, 1999.



                                                  Southern Security Bank Corporation
                                                 Maturities of Investment Securities

                                                              December 31, 1999


                           One Year or Less   Through Five Years  Through Ten Years    After Ten Years             Total
                         -------------------  ------------------  ------------------   ----------------  -----------------------
                                   Weighted           Weighted            Weighted             Weighted                 Weighted
                          Carrying  Average  Carrying  Average  Carrying  Average    Carrying  Average   Carrying       Average
                          Value     Yield    Value     Yield      Value    Yield      Value     Yield     Value          Yield

                                                                (Dollars in Thousands)
U.S. Treasury Securities

   Held to maturity       $     --    -- %  $249,763    6.51 %    $  --      --%   $      --       --%   $  249,763     6.51%
   Available for Sale     $ 50,536   5.30%        --      --         --      --           --       --        50,538     5.30

Mortgage-backed securities:
   Held to maturity             --    --      71,145    7.21         --      --           --       --        71,145     7.21
   Available for Sale           --    --          --      --         --      --      196,557     6.57       196,557     6.57

U.S. government corporations
and agencies:
   Held to Maturity             --    --          --      --         --      --           --         --            --      --
   Available for sale           --    --          --      --         --      --           --         --            --      --

      Total               $ 50,536  5.30%  $320,908    5.67%       $--      -- %   $196,557       6.57%     $568,003    6.56%
                            ======= =====   ========   =====       =====   =====    ========      =====      ========   =====


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

Displayed below are the percentages of the total loan portfolio as of December 31, 1999 and December 31, 1998:

                                            1999     1998
                                            ----     ----
 Commercial Loans to businesses:             20%      15%
 Consumer & Installment Loans:               35%      41%
 Residential Mortgage Loans:                 25%      19%
 Commercial Mortgage Loans:                  15%      21%
 Accounts Receivable:                         5%       4%

The trends illustrated in the above chart reflect managements continuing efforts to shorten maturities and to increase floating rate earnings assets as opportunities are presented.

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

Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank's policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 1999 delinquent loans greater than 30 and less than 90 days totaled $408,000; Classified loans totaled $63,000; and Other Real Estate Owned (consisting of 3 condominium units and one unimproved lot) totaled $268,000.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, loans past due 90 days or more and still accruing and real estate owned at December 31, 1999 and 1998.

                                                 1999              1998
                                                 ----              ----
                                                  (Dollars in Thousands)
Nonaccrual loans
  Real estate                                      0                 0
  Commercial                                       0                50
Accrual loans - Past Due 90 days or more
  Real estate                                      0               109
  Installment                                     80                54
Restructured loans                                --                --
Real estate owned                                268               414
                                                 ---               ---
  Total nonperforming assets                     348               627
                                                 ===               ===

Total nonperforming assets have decreased in 1999 from 1998 by $279,000 (44%). Nonaccrual loans decreased by $50,000 and real estate owned decreased by $146,000 (35%) due to the sale of two properties during 1999. Accrual loans over 90 days decreased by $83,000 (51%).

Allowances for Loan Losses, the reserve, is established though a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collection and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently as necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific identified problem assets/loans, and current anticipated economic conditions that may effect the borrower's ability to fulfill its contractual commitment(s). As of December 31, 1999, the Bank has set a conservative loan loss percentage at no less than 1.44% of total loan portfolio balance.

The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                1999                        1998
                                                ----                        ----

                                                     Amount of                  Amount of
                                     Amount of       Loans to      Amount of    Loans to
                                     Allowance      Gross Loans    Allowance   Gross Loans
                                     ---------      -----------    ---------   -----------
Commercial                           $    42,245       23%        $  37,450       19%
Commercial Real Estate                    27,551       15%           65,905       21%
Residential Real Estate                   45,919       25%           48,889       19%
Consumer                                  64,286       35%          118,527       40%
Other                                      3,675        2%              728        1%
                                     -----------   ----------     ---------   ----------
Total allowance for loan losses      $   183,676      100%        $ 271,499      100%
                                     ===========   ==========     =========   ==========


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

The following table sets forth the Deposit base of the Bank at the close of business on December 31, 1999 and December 31, 1998. The Company views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.


                                              Southern Security Bank
                                                 Deposit Accounts
                                                 December 31, 1999

                                                    1999                                    1998
                                       -------------------------------      ----------------------------------
                                                 Weighted                                 Weighted
                                                  Average      % of                        Average      % of
                                       Amount      Rate       Deposits       Amount         Rate      Deposits
                                       ------      ----       --------       ------         ----      --------
Noninterest bearing accounts:        3,525,043     0.00%      22.46%       5,138,392       0.00%      25.38%
Interest bearing accounts:
   NOW accounts                      1,893,708     1.70%      12.07%       1,601,587       1.91%       7.91%
    Money market deposit accounts     2,674,489     1.95%      17.04%       2,745,687       2.25%      13.56%
   Savings accounts                    655,206     1.64%       4.17%         725,038       2.05%       3.58%
Time deposits                        6,945,645     5.49%      44.26%      10,033,342       5.52%      49.56%
                                    ----------                             ---------
   Total deposits                   15,694,091                            20,244,046
                                    ==========                            ==========


The following table sets forth information with respect to the Company's return on assets and the return on equity for the years ending December 31, 1999 and 1998, and the ratio of average equity to average assets for those years.

                                                1999     1998
                                                ----     ----
                                            (Dollars in Thousands)


Net loss                                 $    (652)     $  (584)
Average total assets                        20,756       24,712
Average total equity                           924          889
Return on average assets                      (3.1%)       (2.5)%
Return on average equity                     (70.5%)      (65.7)%
Equity to assets ratio                         4.5%         3.6%

Average total assets decreased in 1999 by $4.0 million from 1998 due to managements decision to pursue lower cost deposits and to attract liabilities only to the extent of funding needs for asset deployment. The combination of these two factors negatively impacted both the return on average assets and the return on average equity, however, permit the bank to continue its balance sheet for future liquidity, GAP, and relationship strategies. Through the increase of equity through stock sales and the reduction of the average assets, the equity to assets ratio increased from 3.6% in 1998 to 4.5% in 1999.

There were no dividends declared in the years ended December 31, 1999 and 1998.

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

The Bank's capital accounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 1999 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 1999 it has met the capital adequacy requirements as defined by these definitions.

The Bank in its written agreement with the regulators agreed to maintain a 7.00% ratio of capital to total assets, which was at 7.22% at December 31, 1999. The second column below with the indication "Adequately" is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication "Well" is that regulatory definition for a Well Capitalized banking institution.


     Regulator Definition for each Capital Tier Category       SSB           Adequately      Well
     Tier-2 Capital = Tier-2 Cap/Risk Weighted Assets         12.86%           8.00%         10.0%
     Tier-1 Risk = Tier-1 Cap/Risk Weighted Assets            11.61%           4.00%          6.0%
     Tier-1 Leverage = Tier-1 Cap/Avg Quarterly Assets        8.38%            4.00%          5.0%


EFFECT OF GOVERNMENT POLICY, FUTURE LEGISLATION AND CHANGING FINANCIAL MARKETS

One of the primary determinants of the Company's future success and profitability is the interest rate differentials obtained by its affiliate banking institution. The Bank's earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowing and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

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

December 31, 1999

Independent Auditor's Report

To the Board of Directors and Stockholders
Southern Security Bank Corporation and Subsidiary
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of Southern Security Bank Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Bank Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/McGladrey & Pullen, LLP

Fort Lauderdale, Florida
March 28, 2000

Southern Security Bank Corporation and Subsidiary


Consolidated Balance Sheets
December 31, 1999 and 1998


ASSETS                                                                     1999                       1998
-----------------------------------------------------------------------------------------------------------
Cash and due from banks (Note 2)                                           $  1,430,387          $1,012,269

Federal funds sold                                                            1,744,933           4,845,000

                                                                           ---------------------------------
   Total cash and cash equivalents                                            3,175,320           5,857,269

Securities held to maturity (fair value 1999 $321,527;
   1998 $359,033) (Note 3)                                                      320,908             350,883

Securities available for sale (amortized cost 1999
   $251,621; 1998 $274,458) (Note 3)                                            247,095             277,970

Federal Reserve Bank stock, at cost                                              88,600              84,300

Loans, net (Notes 4, 12 and 16)                                              12,788,261          14,612,998

Premises and equipment (Note 5)                                                 339,707             344,592

Other real estate owned                                                         267,634             414,298

Accrued interest receivable                                                     107,017             136,854

Other assets                                                                    150,021             181,677

                                                                           --------------------------------
                                                                          $  17,484,563         $22,260,841
                                                                           =======================================

See Notes to Consolidated Financial Statements.

Southern Security Bank Corporation and Subsidiary


Consolidated Balance Sheets
December 31, 1999 and 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999                      1998
-------------------------------------------------------------------------------------------------------------
Liabilities:

Noninterest-bearing deposits                                                $  3,525,043          $5,138,392

Interest-bearing deposits (Note 6)                                            12,169,048          15,105,654

                                                                           ----------------------------------
Total deposits                                                                15,694,091          20,244,046

Notes payable (Note 8)                                                           100,000             100,000

Other liabilities                                                                704,665             661,184
                                                                           ---------------------------------
Total liabilities                                                             16,498,756          21,005,230
                                                                           ---------------------------------
Commitments and contingencies (Notes 13, 15 and 16)
Minority interest in subsidiary                                                   31,692              39,491
 Stockholders' equity (Notes 9, 10, and 14):                               ---------------------------------

Preferred stock, 3,800,000 authorized, none issued and outstanding, terms determined upon issuance
Series A voting convertible preferred stock, $.01 par value; $1.50 liquidation value; 1,200,000 shares authorized; none issued and outstanding

Class A voting common stock, $.01 par value; 30,000,000 1,644,988 shares authorized; issued and outstanding 1999
5,913,050 shares; 1998 4,567,641 shares                                           59,130              45,676
Class B nonvoting convertible common stock,
$.01 par value; 5,000,000 shares authorized;
none issued and outstanding
Capital surplus                                                                5,921,300           5,537,269
Accumulated deficit                                                           (5,021,898)         (4,370,251)
                                                                           ---------------------------------
                                                                                 958,532           1,212,694
                                                                           ---------------------------------
Accumulated other comprehensive income (loss)                                     (4,417)              3,426
                                                                           ---------------------------------
       Total stockholders' equity                                                954,115           1,216,120

                                                                           ---------------------------------
                                                                           $  17,484,563         $22,260,841
                                                                           =================================

Southern Security Bank Corporation and Subsidiary

Consolidated Statements Of Operations
Years Ended December 31, 1999 and 1998



                                                                                1999               1998
-----------------------------------------------------------------------------------------------------------
Interest income:

Loans, including fees                                                      $131,328,510          $1,472,713

Securities                                                                       54,449             120,146

Federal funds sold                                                              160,579             273,926

                                                                           --------------------------------
                                                                              1,543,538           1,866,785
Interest expense                                                                537,568             889,292

                                                                           --------------------------------
     Net interest income                                                      1,005,970             977,493

Provision for loan losses (Note 4)                                                                   40,000
                                                                           --------------------------------
     Net interest income after provision for loan losses                      1,005,970             937,493
                                                                           --------------------------------

Other income:
     Service charges on deposit accounts                                       121,441              136,298
     Securities gains (losses), net (Note 3)                                                            543
     Other                                                                                           39,635
                                                                           --------------------------------
     Total other income                                                        121,441              176,476
                                                                           --------------------------------

Other expenses:
     Salaries and employee benefits                                            877,348             743,373
     Occupancy and equipment                                                   345,568             321,349
     Data and item processing                                                   85,831              72,505
     Professional fees                                                         174,468             140,383
     Insurance                                                                  93,725              91,886
     Other                                                                     206,132             330,181
                                                                           -------------------------------
     Total other expenses                                                    1,783,072           1,699,677
                                                                           -------------------------------

     Net loss before minority interest in
     net loss of subsidiary                                                  (655,661)            (585,708)

Minority interest in net loss of subsidiary                                     4,014                1,687
                                                                           -------------------------------
     Net loss                                                             $  (651,647)           $(584,021)
                                                                           ===============================

Basic and diluted earnings (loss) per share  (Note 11)                       $  (0.12)              $(0.13)
                                                                           ===============================



See Notes to Consolidated Financial Statements.

Southern Security Bank corporation and Subsidiary

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999 and 1998


                                                          Comprehensive                  Preferred Stock
                                                                              -------------------------------------
                                                             Income             Shares                 Amount

------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997
Comprehensive income (loss):                              -                      -                  $     -
Net loss                                                  $  (584,021)           -                        -
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on
   securities available for sale (Note 3)                       2,734            -                        -
                                                          --------------------
Comprehensive (loss)                                      $  (581,287)
                                                          ====================
Issuance of stock
                                                                                -------------------------------------
Balance, December 31, 1998
Comprehensive income (loss):
Net loss                                                  $  (651,647)            -                       -
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on
securities available for sale (Note 3)                         (7,843)            -                       -
                                                          --------------------
Comprehensive income (loss)                               $  (659,490)            -                       -
                                                          ====================
Issuance of stock (Note  9)
                                                                                -------------------------------------
Balance, December 31, 1999                                                        -                 $     -

                                                                                =====================================

See Notes to Consolidated Financial Statements.


                                                                           Accumulated
                                                                             Other
          Common Stock               Paid - In         Accumulated       Comprehensive
      Shares        Amount            Capital           (Deficit)           Income          Total
---------------------------------------------------------------------------------------------------
   4,299,673       $ 42,997          $ 4,215,371        $ (3,786,230)        $692          $472,830

                                                            (584,021)                      (584,021)

                                                                            2,734             2,734

     267,968          2,679            1,321,898                                          1,324,577
---------------------------------------------------------------------------------------------------
   4,567,641         45,676            5,537,269           (4,370,251)      3,426         1,216,120

                                                             (651,647)                     (651,647)

                                                                           (7,843)           (7,843)
   1,345,409         13,454              384,031                                            397,485
---------------------------------------------------------------------------------------------------
   5,913,050       $ 59,130          $ 5,921,300        $  (5,021,898)    $(4,417)         $954,115
===================================================================================================

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED Statements of Cash Flows (Note 17) Years Ended December 31, 1999 and 1998


                                                                               1999                1998
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                                                 $  (651,647)          $(584,021)
Adjustments to reconcile net loss to net cash used in
operating activities:
Net accretion on securities                                                  (3,495)             (22,133)
Provision for loan losses                                                                         40,000
Provision for losses on other real estate owned                                                    7,000
Depreciation and amortization                                                92,416               79,485
Loss on sale of other real estate owned                                      12,268
Securities (gains) losses, net                                                                      (543)
Minority interest in net loss of subsidiary                                  (4,014)              (1,687)
Issuance of common stock as compensation
for services                                                                                      89,325
(Increase) decrease in:
Accrued interest receivable                                                  29,837              (10,984)
Other assets                                                                 28,067               (7,471)
Increase in other liabilities                                                43,481              208,634
                                                                          ------------------------------
     Net cash used in operating activities                                 (453,087)            (202,395)
                                                                          ------------------------------

Cash Flows From Investing Activities
Net cash flows from securities                                               52,007            1,583,006
Loan originations and principal collections on loans, net                 1,890,429            3,519,073
Purchases of loans                                                                            (5,723,793)
Purchase of premises and equipment                                          (87,531)             (24,278)
Proceeds from sale of other real estate owned                                68,704
                                                                          ------------------------------
     Net cash provided by (used in) investing activities                  1,923,609             (645,992)
                                                                          ------------------------------
Cash Flows From Financing Activities
Net decrease in federal funds purchased
and securities sold under repurchase agreements                                                 (206,000)
Net increase (decrease) in deposits                                      (4,549,956)           4,568,735
Proceeds from issuance of stock                                             397,485            1,235,252
                                                                          ------------------------------
     Net cash provided by (used in) financing activities                 (4,152,471)           5,597,987
                                                                          ------------------------------
     Net increase (decrease) in cash and cash equivalents                (2,681,949)           4,749,600
Cash and cash equivalents:
     Beginning                                                            5,857,269            1,107,669
                                                                          ------------------------------
     Ending                                                            $  3,175,320           $5,857,269
                                                                          ==============================

See Notes to Consolidated Financial Statements.

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

Investment securities: Debt securities that the Bank has the positive intent and ability to hold until maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as "available for sale" and recorded at fair value, with unrealized gains or losses, net of the related deferred tax effect, reported as a separate component of other comprehensive income. Management determines the appropriate classification of securities as each individual security is acquired. In addition, the appropriateness of such classification is reassessed at each balance sheet date.

Purchase premiums and discounts on debt securities are amortized using the interest method over their expected terms and recognized in interest income.
Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Declines in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

Loans: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, adjusted for unamortized premiums, net loan origination fees and costs, and an allowance for loan losses.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises  and  equipment:  Premises  and  equipment  are  stated  at  cost  less
accumulated   depreciation.   Depreciation   is  computed   principally  by  the
straight-line method over the following estimated useful lives:

                                            Years
                                       -----------------
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

Stock-based compensation: The Bank has elected to use the intrinsic valuation method prescribed under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" to account for stock-based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

Credit related financial instruments: In the ordinary course of business, the Bank has entered into commitments to extend credit, including standby letters of credit. Such financial instruments are recorded when they are funded.

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

The fair value estimates presented are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: In June 1999, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Bank has not used derivatives in the past, management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank's earnings or financial position.

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain reserve balances in cash or on deposit, based on a percentage of deposits. Required reserve balances were completely satisfied by cash on hand at December 31, 1999 and 1998.

NOTE 3.   INVESTMENT SECURITIES

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 1999 and 1998 are summarized as follows:



                                                 1999

                                                -----------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        Unrealized        Unrealized         Fair
                                                Cost               Gains            Losses           Values
                                                -----------------------------------------------------------
U. S. Treasury securities                       $  249,763       $  355            $              $ 250,118
Mortgage-backed securities                          71,145          413              (149)           71,409
                                                -----------------------------------------------------------
                                                $  320,908       $  768            $ (149)        $ 321,527
                                                ===========================================================
                                                1998
                                                -----------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        Unrealized        Unrealized        Fair
                                                Cost               Gains            Losses          Values
                                                -----------------------------------------------------------
U. S. Treasury securities                       $  248,280      $ 4,962           $               $ 253,242
Mortgage-backed securities                         102,603        3,188                             105,791
                                                -----------------------------------------------------------
                                                $  350,883      $ 8,150           $               $ 359,033
                                                ===========================================================


The amortized cost and fair values of securities held to maturity at December 31, 1999, by contractual maturity, are shown below.

                                         Amortized           Fair
                                          Cost              Values
                                        ----------------------------
Due in one year or less                 $ 249,763           $250,118
Mortgage-backed securities                 71,145             71,409
                                        ----------------------------
                                        $ 320,908           $321,527
                                        ============================


Gross gains of $543 were recognized on securities held to maturity in 1998 as a result of the disposition of a security that was called by the maker. No securities held to maturity were called in 1999.

Securities held to maturity with a carrying amount of approximately $250,000 at December 31, 1998 were pledged as collateral on trustee deposits and repurchase agreements. There were no securities held to maturity pledged at December 31, 1999.

Securities available for sale: The amortized cost and fair values of securities available for sale as of December 31, 1999 and 1998 are summarized as follows.


                                                 1999
                                                ---------------------------------------------------------
                                                                   Gross             Gross
                                                Amortized        Unrealized        Unrealized       Fair
                                                  Cost             Gains             Losses        Values
                                                ---------------------------------------------------------
U. S. Treasury securities                       $  50,881         $             $ (343)           $50,538
Mortgage-backed securities                        200,740                        (4,183)          196,557
                                                ---------------------------------------------------------
                                                $ 251,621         $            $ (4,526)         $247,095
                                                =========================================================
                                                 1998
                                                ---------------------------------------------------------
                                                                   Gross             Gross
                                                Amortized        Unrealized        Unrealized       Fair
                                                  Cost             Gains             Losses        Values
                                                ---------------------------------------------------------
Mortgage-backed securities                      $ 274,458        $3,512        $                $ 277,970
                                               ==========================================================

The U.S. Treasury securities are all due in one year or less. Contractual maturities of mortgage-backed securities available for sale are not disclosed because they are not due at a single maturity date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

There were no sales of securities available for sale in 1998 or 1999.

Securities available for sale with a carrying amount of approximately $53,000 at December 31, 1999 were pledged as collateral on trustee deposits. No securities available for sale were pledged at December 31, 1998.

Changes in the unrealized gain (loss) on securities available for sale are as follows:


                                                                             Year Ended December 31,
                                                                             --------------------------------
                                                                                   1999              1998
                                                                             --------------------------------

Unrealized holding (losses) gains arising during the period                  $     (8,038)       $     2,795

Less reclassification adjustment for gains (losses) realized in net income
                                                                             --------------------------------
Net unrealized gains (losses), before tax (expense) benefit                        (8,038)             2,795

Tax (expense) benefit

                                                                             --------------------------------
Other comprehensive income (loss) before minority interest                         (8,038)             2,795

Minority interest in other comprehensive (income) loss of subsidiary                  195                (61)

                                                                             --------------------------------
Other comprehensive income (loss)                                                $ (7,843)            $2,734
                                                                             ================================

NOTE 4.  LOANS

The composition of net loans as of December 31, 1999 and 1998 is as follows:



                                                          1999                   1998
                                                    ---------------------------------------
Commercial                                          $  2,778,170          $       2,855,186
Commercial real estate                                 2,998,995                  3,067,294
Residential real estate                                2,854,232                  2,857,026
Consumer                                               4,068,198                  6,009,996
Other                                                    254,676                     69,263
                                                    ---------------------------------------
                                                      12,954,271                 14,858,765

  Allowance for loan losses                             (183,676)                  (271,499)
  Deferred loan fees and unamortized premiums, net        17,666                     25,732
Loans, net
                                                    ---------------------------------------
                                                   $  12,788,261          $      14,612,998
                                                    =======================================


Activity in the allowance for loan losses for the years ended December 31, 1999 and 1998 was as follows:

                                              1999               1998
                                          -----------------------------

Balance, beginning                        $  271,499          $288,802
Amounts charged off:
  Consumer loans                            (108,284)          (65,097)
Provision for loan losses                                       40,000
Recoveries of amounts charged off
  Consumer loans                             20,461              7,794
Balance, ending                           ----------------------------
                                         $  183,676           $271,499
                                          ============================

The Bank's recorded investment in impaired loans was approximately $45,000 and $50,000 at December 31, 1999 and 1998, respectively. The specific allowance associated with impaired loans, and included in the allowance for loan losses at December 31, 1999 and 1998, was approximately $22,000 and $7,400, respectively. The average recorded investment in impaired loans during 1999 and 1998 was approximately $30,000 and $17,000, respectively. Interest income on impaired loans, recognized for cash payments received in 1999 and 1998, was not significant.

NOTE 5.  PREMISES AND EQUIPMENT

The  major  classes  of  premises  and  equipment  and  the  total   accumulated
depreciation as of December 31, 1999 and 1998 are as follows:

                                           1999               1998
                                        ---------------------------

Leasehold improvements                $  716,429           $712,022
Furniture and equipment
                                         635,541            552,803
                                      -----------------------------
                                         1,351,970        1,264,825
Less accumulated depreciation
  and amortization                       1,012,263          920,233
                                      -----------------------------
                                        $  339,707         $344,592
                                      =============================


NOTE 6.  DEPOSITS

The composition of interest-bearing deposits at December 31, 1999 and 1998 is as follows:

                                    1999               1998
                                  -----------------------------
Now accounts                    $  1,893,708         $1,601,587
Money market accounts              2,674,489          2,745,687
Savings accounts                     655,206            725,038
Certificates of deposit less
  than $100,000                    4,824,914          6,749,358
Certificates of deposit of
  $100,000 or more                 2,120,731          3,283,984
Total                           -------------------------------
                               $  12,169,048        $15,105,654
                                ===============================

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


                                      Less than          $100,000
                                      $100,000           and over            Total
                                  ---------------------------------------------------
Three months or less               $   1,772,454       $  1,510,731      $  3,283,185
Over three through six months          1,157,208                            1,157,208
Over six through twelve months         1,499,584          400,000           1,899,584
Over one through two years               261,000          210,000             471,000
Over two through three years             134,668                              134,668
                                   --------------------------------------------------
                                   $   4,824,914       $2,120,731        $  6,945,645
                                   ==================================================

NOTE 7.  INCOME TAXES

The net cumulative tax effects of the primary temporary differences as of December 31, 1999 and 1998 are shown in the following table:



                                                     1999               1998
                                                 -----------------------------

Deferred tax assets:
Allowance for loan losses                       $   55,200       $      57,200
Other real estate owned                             28,300              28,300
Premises and equipment                              76,700              69,500
Net operating loss carryforward                  3,262,500           3,010,400
Accrual to cash conversion for income taxes        135,000             126,900
Total deferred tax assets                        -----------------------------
                                                 3,557,700           3,292,300
Deferred tax liabilities, deferred loan costs    -----------------------------
                                                    (2,800)             (2,700)
                                                 -----------------------------
                                                 3,554,900           3,289,600
Valuation allowance for deferred tax assets     (3,554,900)         (3,289,600)
                                                 -----------------------------
Net deferred tax assets                         $                $
                                                 =============================

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased by $265,300 and $257,200 during the years ended December 31, 1999 and 1998, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 1999 and 1998, because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

The Company has available federal net operating loss carryforwards approximating the following at December 31, 1999:

Expiring December 31,                                         Amount
--------------------------------------------------------------------------------
2002                                                      $    143,000
2003                                                           998,000
2004                                                           500,000
2005                                                           759,000
2006                                                           526,000
2007                                                           935,000
2008                                                           905,000
2009                                                           872,000
2010                                                           898,000
2011                                                           288,000
2012                                                           844,000
2018                                                           328,000
2019                                                           698,000
                                                          ------------
                                                          $  8,694,000
                                                          ============


NOTE 8.  NOTES PAYABLE

The Company has an unsecured note payable to a trust affiliated with a stockholder in the amount of $100,000 at December 31, 1999 and 1998. The note is due June 30, 2000 and interest is payable quarterly at 8.0%. The due date of the note is automatically extended for additional periods of six months at each due date unless the lender provides 30 days notice of its intent not to permit additional extensions.

NOTE 9.  CAPITAL STOCK
During 1998, the Company sold 251,303 units under a private offering at a price of $5 per share. Each unit sold consisted of one share of Class A Common Stock and a warrant to purchase one additional share of Class A Common Stock at a price of $7.50, which expires September 30, 2001.

Effective February 8, 1999 through March 25, 1999, the Company offered to permit the holders of the warrants discussed above to purchase 10 shares of Class A Common Stock for $5.00 through the early exercise of such warrants. A total of 84,500 warrants were tendered under the offer, resulting in the issuance of 845,000 shares and net proceeds of $397,485. In June 1999, the Company offered to permit the remaining warrant holders to exchange those warrants for 3 shares of Class A Common Stock. All remaining warrants were tendered under this offer resulting in the issuance of 500,409 shares.

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

NOTE 10.  OFFICER AND STOCK-BASED COMPENSATION

The Company has recognized liabilities totaling approximately $277,000 and $278,000 at December 31, 1999 and 1998, respectively for additional amounts due to two officers for services performed in connection with their employment agreements. During the year ended December 31, 1998, one officer voluntarily agreed to permanently forgive $125,000 of compensation due and the related liability was decreased accordingly.

Options for the purchase of stock in Southern Security Bank

Under the Incentive Stock Option Plan (the "Plan") adopted by the Bank in 1988, the Bank is authorized to grant options for the purchase of up to 20% of the outstanding common shares of the Bank (590,570 shares at December 31, 1999). All directors, officers and employees of the Bank are eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant, but in no event may the price be less than the par value of such stock. Options granted under the plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expires July 1, 2000, and no additional options may be granted after that date under the Plan. The weighted-average remaining life of options outstanding at December 31, 1999 and 1998 is 4 and 5 years, respectively.

A summary of the options for the purchase of common stock of the Bank outstanding as of December 31, 1999 and 1998, and changes during the years then ended is presented in the following table. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1998: risk-free interest rate of 6.0%, expected lives of 6 years and no dividends.


                                       1999                                   1998
                                       ----------------------------------------------------------------------------
                                                      Weighted-Average                          Weighted-Average
                                       Shares          Exercise Price             Shares         Exercise Price
                                       ----------------------------------------------------------------------------
Outstanding at beginning of year         527,060        $      1.00               414,870         $     1.00
Granted                                                                           114,830               1.00
Exercised
Forfeited                                                                          (2,640)              1.00
Outstanding at end of year             ---------                                ---------
                                         527,060               1.00               527,060               1.00
Options exercisable at year-end        =========                                =========
                                         527,060               1.00                527,060              1.00
Weighted-average fair value of         =========                                ==========
options granted during the year                         $                                         $     0.08


Options for the purchase of stock in Southern Security Bank Corporation

The Company has granted stock options for the purchase of shares of Class A common stock of the Company to directors of the Company under various compensation agreements and actions of the Board of Directors, representing a majority of the stockholders. All options for the purchase of common stock of the Company expire 10 years from the date of issue.

A summary of the options for the purchase of common stock of the Company outstanding as of December 31, 1999 and 1998, and changes during the years then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 1999 and 1998: risk-free interest rate of 6.0% and 5.5% for 1999 and 1998, respectively, expected lives of 9 years for both years, and no dividends. Volatility was assumed to be zero because there is currently no market for the Company's stock.


                                                     1999                                 1998
                                         --------------------------------------------------------------------------
                                                       Weighted-Average                         Weighted-Average
                                          Shares        Exercise Price             Shares        Exercise Price
                                         --------------------------------------------------------------------------
Outstanding at beginning of year           916,048        $       0              788,550          $   0.75
Granted                                    256,908             4.30              127,498              5.00
Exercised
Forfeited
Outstanding at end of year               ---------                             ---------
                                         1,172,956             1.86              916,048              1.18
Options exercisable at year-end          =========                             =========
                                         1,172,956             1.86              916,048              1.18
Weighted-average fair value of           =========                             =========
options granted during the year                              $ 1.79                                $  1.95


The following table summarizes information about stock options outstanding at December 31, 1999:


                Options Outstanding                                       Options Exercisable
------------------------------------------------------------------------------------------------------------------
    Range of                        Weighted-Average
    Exercise          Number           Remaining          Weighted-Average     Number         Weighted-Average
     Prices         Outstanding     Contractual Life      Exercise Price      Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------
  $0.00 to 0.50      632,800             5.6 years         $    0.26           632,800         $    0.26
   1.25 to 1.80      203,480             7.9                    1.67           203,480              1.67
   5.00              336,676             9.1                    5.00           336,676              5.00


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


                                                                 1999               1998
---------------------------------------------------------------------------------------------------
Net loss                                As reported         $    (676,662)    $   (584,021)
                                        Pro forma              (1,137,000)        (818,000)
Basic earnings (loss) per share         As reported                 (0.12)           (0.13)
                                        Pro forma                   (0.21)           (0.18)


NOTE 11.  EARNINGS PER SHARE

Following is information about the computation of the earnings per share data for the years ended December 31, 1999 and 1998:

                                                           Numerator          Denominator       Per-Share
                                                           (Net Loss)           (Shares)         Amounts
                                                          ------------------------------------------------
1999:
Net loss                                                  $  (676,662)
Less preferred stock dividends accrued
Basic and diluted earnings (loss)
per share, income                                         ------------
available to common stockholders                          $  (676,662)        5,544,289        $  (0.12)
                                                          ================================================
1998:
Net loss
                                                          $ (584,021)

Less preferred stock dividends accrued
Basic and diluted earnings (loss) per share, income       ----------
available to common stockholders                         $  (584,021)         4,425,148        $  (0.13)

                                                           ===============================================

Options for the purchase of 1,172,956 and 916,048 shares at December 31, 1999 and 1998, respectively, have not been included in the computation of diluted earnings per share for 1999 and 1998 because their inclusion would have been antidilutive as a result of losses being reported for these years.

NOTE 12.   RELATED-PARTY TRANSACTIONS

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Aggregate loans to, or guaranteed by, these related parties at December 31, 1999 and 1998 and the activity therein for the years then ended was as follows:

                                  1999               1998

                              -----------------------------
Balance, beginning            $  427,096           $255,057
New loans                         59,605            248,401
Repayments                      (194,768)           (76,362)
Balance, ending               -----------------------------
                              $  291,933           $427,096
                              =============================


NOTE 13.  LEASES

The Bank leases its facilities under a noncancelable agreement which expires December 31, 2013. The approximate future minimum lease payments under this lease as of December 31, 1999, are as follows:

Year Ending
December 31                                          Amount
-------------------------------------------------------------
2000                                           $      194,947
2001                                                  200,796
2002                                                  206,819
2003                                                  213,024
2004                                                  219,415
Thereafter                                          2,295,928
Total minimum lease payments                   --------------
                                               $    3,330,929
                                               ==============

Total lease expense for the years ended December 31, 1999 and 1998 approximated $180,000 and $183,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

NOTE 14. RESTRICTIONS ON RETAINED EARNINGS AND REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Bank meets all capital adequacy requirements required by law as of December 31, 1999.

As of December 31, 1999, the most recent notification from the Federal Reserve categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented in the table below:

                                                                                       To Be Adequately Capitalized
                                                              For Capital                  Under Prompt Corrective
                               Actual                       Adequacy Purposes                Action Provisions
                              -------------------------------------------------------------------------------------
As of December 31, 1999:
Total Capital (to
Risk-Weighted Assets)         $   1,678,766      12.9%     $   1,043,930       8.0%        $ 1,043,930       8.0%
Tier I Capital (to
Risk-Weighted Assets)         $   1,515,398      11.6%     $     521,965       4.0%        $   521,965       4.0%
Tier I Capital (to
Average Assets)               $   1,515,398       8.4%     $     722,920       4.0%        $   722,920       4.0%
As of December 31, 1998:
Total Capital (to
Risk-Weighted Assets)         $   1,800,324      11.8%     $   1,222,234       8.0%        $ 1,222,234       8.0%
Tier I Capital (to
Risk-Weighted Assets)         $   1,608,356      10.5%     $     611,117       4.0%        $   611,117       4.0%
Tier I Capital (to
Average Assets)               $   1,608,356       6.3%           919,600       4.0%        $   919,600       4.0%


Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.

NOTE 15. REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

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

b. Requires the Bank to submit a written plan to maintain an adequate capital position which, at a minimum, addresses and considers (a) current and future capital requirements including the maintenance of minimum capital ratios, (b) any planned growth in the Bank's assets, (c) the volume of the Bank's adversely classified assets, (d) the Bank's anticipated level of retained earnings, and (e) the source and timing of additional funds to fulfill future capital requirements; and,

c. Requires the Bank to maintain its tier one leverage ratio at a level of no less than 7.0%.

As shown in the financial statements, the Company incurred net losses of $651,647 and $584,021 during the years ended December 31, 1999 and 1998, respectively. Despite these losses, the Bank continued to meet the minimum regulatory capital requirements prescribed under prompt corrective action provisions at December 31, 1999. Failure to meet these capital requirements may result in one or more regulatory sanctions, including restrictions as to the source of deposits and the appointment of a conservator. It is the opinion of management that the ability to meet the prescribed capital requirements in the future is dependent on the ability to raise additional capital, as well as the ability to improve operating results. On August 6, 1999, the Company commenced a private offering of up to 10,000,000 shares of common stock at an offering price of $1.25 per share. In February 2000, the offering was amended to offer up to 7,285,714 shares of common stock at an offering price of $0.35 per share. The Company has sold 3,553,570 shares resulting in additional capital of $1,243,750 through March 24, 2000, under the amended offering.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

These commitments were as follows at December 31, 1999 and 1998:

                                                       1999              1998
                                               -------------------------------
Commitments to extend credit (unfunded)        $  1,458,212         $1,923,741
Standby letters of credit                            43,300            107,932
                                               -------------------------------
                                               $  1,501,512         $2,031,673
                                               ===============================


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

In addition, the Company has executed employment agreements with two individuals who are both officers and directors of the Company. Under the terms of the agreements, the Company has agreed to pay base salaries of $175,000 per year, adjusted for inflation, to grant semiannual options for the purchase of 0.6% of the outstanding Class A Common Stock at an exercise price equal to 110% of the per share book value of such shares at the date of grant, and to provide certain other benefits and compensation to the two officers. The officers voluntarily agreed to an exercise price equal to the estimated fair value at date of grant for options granted in 1998 and 1999. The employment agreements expire June 10, 2002, except that if the Company does not deliver written notice of its intent to terminate to the officers at least six months prior to that date, the agreements shall automatically renew for an additional five-year period.

The employment agreements also include provisions requiring the payment of up to 200% of an officer's total annual compensation upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.

Subsequent to December 31, 1999, one of the individuals referred to above voluntarily terminated his employment with the Company. Under the terms of the agreement reached at termination, the Company agreed to pay such individual, in addition to amounts accrued for services rendered through the date of termination, a) $43,168 in exchange for all of the individual's options to purchase shares of the Company or the Bank, and b) $10,000 per month for a period of eighteen months commencing January 2, 2001, subject to regulatory approval. The Company recognized a liability equal to the present value of the above payments at the date of such termination. In addition, the individual granted the Company an option to acquire any or all of the 671,845 shares of common stock owned by the individual at an exercise price of $0.47 per share through December 31, 2000.

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

NOTE 17. ADDITIONAL CASH FLOW INFORMATION

                                                        Year Ended December 31,
                                                    -----------------------------
                                                        1999               1998
                                                    -----------------------------
Cash flows from securities:
Securities available for sale:
Sales                                               $                  $
Maturities, calls, and paydowns                        324,816            106,139
Purchases                                             (299,970)
Securities held to maturity:
Maturities and paydowns                                 31,461          1,498,067
Purchases
Purchases of Federal Reserve Bank stock                 (4,300)           (21,200)
                                                    -----------------------------
                                                    $   52,007         $1,583,006
Supplemental disclosures of cash flow               =============================
information:

Cash payments for interest                          $  603,031           $683,957
Supplemental Schedule of Noncash
 Investing and Financing Activities
Issuance of 500,409 shares of Class A Common Stock
in exchange for warrants                                5,004
Issuance of 16,665 shares of Class A Common Stock
in exchange for services                                                   89,325

Acquisition of other real estate upon foreclosure of loans                 15,000

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Following is a summary of the carrying amounts and approximate fair values of the Company's financial instruments at December 31, 1999 and 1998:

                                                           1999
                                               ------------------------------
                                                  Carrying           Fair
                                                  Amount             Value
                                               ------------------------------

Cash and cash equivalents                      $ 1,430,387      $   1,430,387
Investment securities
  (including Federal Reserve Bank stock)           656,603            657,236
Loans receivable                                12,788,261         12,690,000
Accrued interest receivable                        107,017            107,017
Deposits                                        15,694,091         15,624,521
Other liabilities                                  804,665            804,665
Commitments to extend credit


                                                             1998
                                               ------------------------------
                                                  Carrying           Fair
                                                   Amount            Value
                                               ------------------------------
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
Commitments to extend credit

NOTE 19.      PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements for Southern Security Bank Corporation only are presented below:

Southern Security Bank Corporation

Parent Company Only Balance Sheets
December 31, 1999 and 1998

ASSETS                                            1999                   1998
                                                 ------------------------------

Cash                                             $        455       $    68,108
Investment in Southern Security Bank                1,484,810         1,580,675
Other assets                                                              4,519
                                                 ------------------------------
                                                 $  1,485,265       $ 1,653,302
                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
Notes payable                                    $   100,000        $  100,000
Other liabilities                                    431,151           337,182
                                                 -----------------------------
Total liabilities                                    531,151           437,182

Stockholders' equity                                 954,114         1,216,120
                                                 -----------------------------
                                                $  1,485,265        $1,653,302
                                                 =============================


Southern Security Bank Corporation
Parent Company Only Statements of Operations

Years Ended December 31, 1999 and 1998

                                                      1999               1998
                                                 -----------------------------

Equity in net loss of Southern Security Bank    $   (163,944)       $  (37,349)
Expenses:                                        -----------------------------
Salaries and benefits                                319,493           249,526
Interest expense                                       8,248            10,366
Other expenses                                       159,962           286,780
                                                 -----------------------------
Total expenses                                       487,703           546,672
Net loss                                         -----------------------------
                                                $   (651,647)       $ (584,021)
                                                 =============================


Southern Security Bank Corporation
Parent Company Only Statements of Cash Flows

Years Ended December 31, 1999 and 1998


                                                        1999             1998
                                                    ---------------------------

Net loss                                             $ (651,647)    $  (584,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of Southern Security Bank            163,944          37,349
Issuance of common stock as compensation for services                    89,325
Other                                                    97,565          65,382
Net cash used in operating activities               ---------------------------
                                                       (390,138)       (391,965)
Net cash used in investing activities
 (Investment in Southern Security Bank)                 (75,000)       (775,900)
Net cash provided by financing activities               397,485       1,235,252
Increase (decrease) in cash and cash equivalents    ---------------------------
                                                        (67,653)         67,387
Cash and cash equivalents:
   Beginning                                             68,108             721
                                                    ---------------------------
   Ending                                            $      455    $     68,108
                                                    ===========================

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHERN SECURITY BANK CORPORATION

April 14, 2000                        By: s/ Harold L. Connell
                                      Name:  Harold L. Connell
                                      Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                             Title                      Date


(i) Principal Executive Officer: Chief Executive Officer      April 14, 2000

s/ Harold L. Connell
-----------------------
Harold L. Connell

(ii) Principal Accounting and     Vice President              April 14, 2000
     Financial Officer:           And Secretary
                                  (chief financial officer)
s/ Floyd D. Harper
-----------------------
Floyd D. Harper

(iii) Directors:

s/Harold L. Connell              Chairman of the Board        April 14, 2000
-----------------------
Harold L. Connell

s/Philip C. Modder               Director                     April 14, 2000
-----------------------
Philip C. Modder

s/Timothy S. Butler              Director                     April 14, 2000
-----------------------
Timothy S. Butler

s/Harold C. Friend               Director                     April 14, 2000
-----------------------
Harold C. Friend

s/Robert D. Butler               Director                     April 14, 2000
-----------------------
Robert D. Butler

s/Eugene J. Strasser             Director                     April 14, 2000
-----------------------
Eugene J. Strasser

s/G. Carleton Marlowe            Director                     April 14, 2000
-----------------------
G. Carleton Marlowe

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

     (d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 - filed herewith

     (ii) By-laws of the registrant (3)

4.1  Stock Certificate for Class A Common Stock (3)

9.0 Voting Trust Agreement - N/A

10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (3) *

10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto (3) *

10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip
C. Modder and James L. Wilson (3) * 10.4 Agreements between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (4)

10.5 Agreements,  dated June 30,  1999,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (5)

10.6 Agreements,  dated June 30,  1999,  between  James L. Wilson and  Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (5)

10.7 Termination Agreement with James L. Wilson, dated February 11, 2000 - filed herewith

10.8 Amendment to Employment Agreement of Philip C. Modder, dated March 31, 2000
- filed herewith

11.0 Statement of Computation of Per Share Earnings - N/A

13.0 Annual Report to security holders for the last fiscal year - N/A

15.0 Letter on Unaudited Interim Financial Information - N/A

16.0 Letter re change of Certifying Accountant - N/A

17.0 Letter re change in accounting principles - N/A

19.0 Reports furnished to security holders - N/A

21.0 Subsidiaries of the Registrant - filed herewith (3)

22.0 Published report re matters submitted to vote - N/A

23.0 Consent of experts and counsel - N/A

24.0 Power of attorney - N/A

27.0 Financial Data Schedule - filed herewith.

99.0 Additional Exhibits - N/A

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