Form 10QSB
period 2000-03-31
SOUTHERN SECURITY BANK CORP
filed 2000-05-16
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000
                           Commission File No: 0-22911

                       SOUTHERN SECURITY BANK CORPORATION
                (Name of small business as specified in charter)

                                    Delaware
                 (State or other jurisdiction of incorporation)

                                   65-0325364
                      (IRS Employer Identification Number)

                 1000 Brickell Avenue Suite 900 Miami, FL 33131
                                 (305) 702-5520

          (Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the March 31, 2000 (latest practicable date):

     (a) Class A Voting Common Stock:  13,533,817  shares
     (b) Class B Non-Voting Common Stock: -0-

    Transitional Small Business Disclosure Format (check one): YES____; NO X

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2000 and December 31, 1999



ASSETS                                March 31, 2000           December 31, 1999
                                       (Unaudited)                   (Note)

Cash and due from banks             $     804,952              $  1,430,387

Federal Funds sold                      5,960,000                 1,744,933
                                     ------------               ------------
Total cash and cash equivalents         6,764,952                 3,175,320

Securities held to maturity               257,159                   320,908

Securities available for sale             250,066                   247,095

Federal Reserve Bank stock, at cost        88,600                    88,600

Loans, net                             11,822,690                12,788,261

Premises and equipment                    320,688                   339,707

Other real estate owned                   242,634                   267,634

Accrued interest receivable                87,997                   107,017

Other assets                              137,916                   150,021
                                     ---------------           ---------------
Total Assets                         $ 19,972,702              $ 17,484,563
                                       ==========                ==========

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2000 and December 31, 1999


LIABILITIES                                  March 31, 2000    December 31 1999
-----------                                  --------------    ----------------
Liabilities                                   (Unaudited)          (Note)

  Noninterest bearing deposits               $  5,268,091      $    3,525,043

  Interest-bearing deposits                    10,437,130          12,169,048
                                               ----------          ----------
     Total deposits                            15,705,221          15,694,091

  Federal funds purchased                               0                   0

  Securities sold under repurchase agreements           0                   0

  Notes payable                                   100,000             100,000

  Other liabilities                               781,912             704,665
                                               ----------          ----------
     Total liabilities                         16,587,133          16,498,756
                                               ----------          ----------
  Commitments and Contingencies                         0                   0

  Minority interest in subsidiary                  46,429              31,692
                                               ----------          ----------
  Stockholders' equity

    Series A Preferred Stock                            0                   0
      (Authorized: 5,000,000; Outstanding: 0)

    Class A Common Stock                          135,338              59,130
      (Authorized: 30,000,000; Outstanding: March
         31,2000  13,533,817; December 31, 1999
         5,913,050)

    Class B Common Stock                                0                   0
     (Authorized: 5,000,000; Outstanding: 0)

  Capital Surplus                               8,512,360           5,921,300

  Accumulated deficit                          (5,303,330)         (5,021,898)
                                                ----------          ----------
                                                3,344,368             958,532
  Accumulated other comprehensive income (loss)    (5,228)             (4,417)
                                                ----------          ----------
     Total stockholders' equity                 3,339,140             954,115
                                               ----------          ----------
     Total liabilities & stockholders equity $ 19,972,702        $ 17,484,563
                                               ==========          ==========

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31, 2000 and 1999


                                                                                  March 31, 2000          March 31 1999
                                                                                  --------------          -------------
  Interest Income:
    Interest and fees on loans                                                  $       318,117          $     323,043
    Interest and dividends on securities                                                 10,038                 12,378
    Interest on federal funds sold & repurchase agreement                                25,538                 40,278
                                                                                        -------              ---------
                                                                                        353,693                375,699
                                                                                        -------              ---------
  Interest Expense:
    Deposits                                                                            100,562                142,243
    Other                                                                                 2,010                  2,248
                                                                                      ---------              ---------
                                                                                        102,572                144,491
                                                                                      ---------              ---------
       Net interest income                                                              251,121                231,208
Provisions for loan losses                                                                    0                      0
                                                                                      ---------              ---------
       Net interest income after provision for loan losses                              251,121                231,208
                                                                                       --------              ---------
Other Income:
    Service charges on deposit accounts                                                  25,959                 30,184
    Securities gains (losses), net                                                            0                      0
    Other                                                                                 8,151                  6,347
                                                                                      ---------              ---------
        Total other income                                                               34,110                 36,531
                                                                                       --------              ---------

Other Expenses:
     Salaries and employee benefits                                                     334,494                228,542
     Occupancy and equipment                                                             70,536                 79,031
     Data and item processing                                                            29,615                 26,366
     Professional Fees                                                                   21,281                 11,435
     Insurance                                                                            9,768                 12,962
     Other                                                                              102,099                 81,604
                                                                                      ---------              ---------
       Total other expenses                                                             567,793                439,940
                                                                                      ---------              ---------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary                                     (282,562)              (172,201)

  Minority interest in net (income) loss of subsidiary                                     1,130                  1,339
                                                                                      ---------              ---------
       Net Income (loss)                                                           $   (281,432)            $ (170,862)
                                                                                      =========              =========

       Basic earnings (loss) per share                                             $      (0.05)            $    (0.03)
                                                                                      =========              =========

       Diluted earnings (loss) per share                                           $      (0.05)            $    (0.03)
                                                                                      =========              =========

  Weighted average number of shares & common equivalent shares                        6,152,996              4,990,141
                                                                                      =========              =========
See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31, 2000 and 1999

                                                           March 31, 2000        March 31, 1999
                                                           --------------        --------------
Cash Flows from Operating Activities

  Net Income (loss)                                         $  (281,432)         $ (170,862)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Net accretion on securities                                  (1,710)              (954)

    Provision for loan losses                                         0                  0

    Depreciation and amortization                                45,599             24,522

    Securities (gains) losses, net                                    0                  0

    Minority interest in net income (loss) of subsidiary         (1,130)            (1,339)

    (Increase) decrease in Accrued Interest Receivable           19,020             25,566

    (Increase) decrease in Other Assets                          22,850            (95,277)

    Increase (decrease) in other liabilities                     77,247           (102,326)

    (Increase) Decrease of other real estate owned               25,000                   0
                                                             -----------       ------------
        Net cash provided by (used in) operating activities     (94,556)          (320,670)
                                                             -----------       ------------

Cash Flows from Investing Activities

  Net cash flows from securities                                 61,677           (211,662)

  (Purchase) Sale of Federal Reserve Bk/Federal

   Home Loan Bk stock                                                 0                  0

  Loan originations & principal collections on loans - net      965,571            979,110

  Purchase of loans - net                                             0                  0

  Purchase of premises and equipment - net                      (21,458)            (4,136)

  Increase (Decrease) in minority interest                            0                  0
                                                            -----------        ------------

      Net cash provided by (used in) investing activities     1,005,790            763,312
                                                            -----------         ------------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                         0                  0

  Net increase (decrease) in deposits                            11,130           (765,262)

  Net increase (decrease) in notes payable                            0                  0

  Proceeds from issuance of stock                             2,667,268            422,500

  Dividends paid on stock                                             0                  0
                                                           ------------        ------------

    Net cash provided by (used in) financing activities       2,678,397           (342,762)
                                                           ------------        ------------

    Net increase (decrease) in cash and cash equivalents      3,589,632             99,880

Cash and cash equivalents, Beginning                          3,175,320          5,857,269
                                                           ------------        ------------

Cash and cash equivalents, Ending                         $   6,764,952         $5,957,149

                                                           ============        ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED



                                                                                                           Accumulated
                                                                                                              Other

                                  Comprehensive        Common Stock           Paid-In      Accumulated    Comprehensive
                                     Income       Shares         Amount       Capital       (Deficit)         Income      Total
                                     ------       ------         ------       -------      -----------   -------------- ---------
Balance, December 31, 1998                      4,567,641       $45,676    $5,537,269     $(4,370,251)       $3,426    $1,216,120
 Comprehensive income (loss):                           -             -             -
   Net loss                       $ (170,862)           -             -             -        (170,862)            -      (170,862)
   Other Comprehensive income,
     net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                          (1,218)           -             -             -               -        (1,218)       (1,218)
                                      ------
  Comprehensive income (loss)     $ (172,080)
                                    =========
  Issuance of stock in
    private placements                             845,000        8,450       414,050               -             -       422,500
                                                 ---------    ---------     ---------     ------------      --------    ---------
  Balance March 31, 1999                         5,412,641    $  54,126    $5,951,319     $(4,541,113)     $ (2,208)   $1,466,540
                                                 =========    =========     =========     ============      ========    =========


                                                                                                         Accumulated
                                                                                                            Other

                                  Comprehensive        Common Stock         Paid-In       Accumulated    Comprehensive
                                     Income       Shares        Amount      Capital       (Deficit)         Income           Total
                                     ------       ------      --------     ---------      -----------   ---------------    ---------
Balance, December 31, 1999                       5,913,050     $ 59,130 $ 5,921,300     $  (5,021,898)      $  (4,417)    $ 954,115
  Comprehensive income (loss):
   Net loss                       $  (281,432)           -            -           -          (281,432)              -      (281,432)
   Other comprehensive income,
    net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                             (811)           -            -           -                 -            (811)         (811)
                                     ---------
  Comprehensive income (loss)     $  (282,243)
                                      =======
  Issuance of stock                              7,620,767       76,208   2,591,060                 -               -     2,667,268
                                                ----------      -------   ---------       -----------         --------    ---------
  Balance March 31, 2000                        13,533,817      135,338   8,512,360       $(5,303,330)        ($5,228)    3,339,140
                                                ==========    =========  ==========       ============        ========    ==========

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated condensed financial statements and notes to consolidated condensed financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 98.42% of the outstanding capital stock of Southern Security Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended March 31, 2000 and March 31, 1999.

                                                                       Per-Share
                                       Numerator        Denominator     Amounts

                                           Three Months Ended March 31, 2000

Net Profit (loss)                      $ (281,432)

Basic and diluted earnings per share,
income available to common
shareholders                           $ (281,432)       6,152,996       $(0.05)
                                       -----------       ---------       -------


                                           Three Months Ended March 31, 1999

Net Profit (loss)                      $ (170,862)

Basic and diluted earnings per share,
income available to common
shareholders                            $(170,862)       4,990,141       $(0.03)
                                        ----------       ---------       -------


Options for the purchase of 1,172,957 shares at March 31, 2000 and 863,687 shares at March 31, 1999 have not been included in the computation of diluted earnings per share for March 31, 2000 and March 31, 1999 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

The Company issued 7,620,767 shares of common stock at a price of $0.35 per share under a private placement memorandum in March, 2000.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                      Three Months Ended     Three Months Ended
                                        March 31, 2000         March 31, 1999
                                      -------------------    ------------------
    Balance, beginning of year           $   183,675            $   271,498
    Total charge-offs                         17,067                    744
    Recoveries                                 7,952                  1,524
    Provision for loan & lease losses              0                      0
                                         ------------           --------------
    Allowance balance at end of period   $   174,560            $   272,278
                                           =========             ==========

   Total loans and discount              $11,997,251            $13,633,888

   Allowance to total loans and discount        1.46%                  1.96%


Note 3. CAPITAL ADEQUACY REVIEW

                                                                                        For Capital Adequacy
    March 31, 2000                                                                      Purposes Under Prompt
    Southern Security Bank                                           Bank               Corrective Action Provisions
    -----------------------------                                   ------              ----------------------------
   Total Risk-weighted Ratio:
           Tier 2 Capital + ALLL                  3,102,000
                                                  ---------
          Risk Weighted Assets                  13,035,000 =          23.80%                     8.00%

   Tier 1 Risk Weighted Ratio:
          Tier 1 Capital                         2,943,878
                                                 ---------
          Risk Weighted Assets                  13,035,000 =          22.58%                     4.00%

   Tier 1 Leverage Ratio:
          Tier 1 Capital                         2,943,878
                                                 ---------
          Average Quarterly Assets              16,327,000 =          18.03%                     4.00%


Item 1.  Legal Proceedings

In the normal course of business, the bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the three month period ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

DISCUSSION  OF FINANCIAL  CONDITION  CHANGES FROM DECEMBER 31, 1999 TO March 31,
2000

FINANCIAL CONDITION

Total assets increased by $2.5 million, or 14.2%, from $17.5 million at December 31, 1999, to $20.0 million at March 31, 2000, with the increase invested principally in federal funds sold.

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available- for-sale investments, increased by $4.2 million to $6.2 million at March 31, 2000, from $2.0 million at December 31, 1999. This increase in short-term investments is the result of decreased loans of $1.0 million or 7.6%, a decrease in cash and due from banks of $.6 million or 43.7% and capital infusions of $2.7 million since December 31, 1999.

The Company's net loans receivable decreased by $1.0 million or 7.6%, to $11.8 million at March 31, 2000, from $12.8 million at December 31, 1999.

The Allowance For Credit Losses reflects management's judgment of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (1) the general economic conditions; (2) the credit condition of its customers, as well as the underlying collateral, if any; (3) historical experience; and (4) the average maturity of its loan portfolio. The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

Deposits remained relatively constant at $15.7 million on March 31, 2000 from $15.7 million at December 31, 1999. Management has not actively attempted to increase deposits pending the infusion of capital obtained in late March.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans decreased from $489,539 at December 31, 1999 (3.78% of total loans) to $152,278 at March 31, 2000 (1.27% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company's other real estate and repossessed assets decreased from $268,000 at December 31, 1999 (2.09% of total loans) to $243,000 at March 31, 2000 (2.05%
of total loans).

                                           March 31, 2000      December 31, 1999
                                           ==============      =================

   Classified Loans & Discount                 $ 152, 278            $  489,539
   Other Real Estate Owned & Repossessions        242,634               267,634
                                             ------------      ----------------
         Total Classified and Other               394,912               757,173
                                             ============      ================

   Percent Classified and Other / Total Loans        3.29%                 5.84%

   Total Loans & Discount                   $  11,997,251           $12,971,937

In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $3,339,140 at March 31, 2000, an increase of $2.4 million, or 249.97%, from $954,115 at December 31, 1999. The increase is due primarily to the issuance of 7,620,767 shares of Class A Common stock during the first three months of 2000 pursuant to an offering with net proceeds of $2,667,268.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios (set forth in the table below). Holding companies and member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMELS rating system for banks and BOPEC rating system for holding companies. For all but the most highly rated banks and bank holding companies meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Leverage Ratio of the Company as well as the Tier 1 Capital, Total Capital, and Leverage Ratio of the Bank are set forth in the table below.

Company Capital Ratios         March 31, 2000  December 31, 1999        Minimum
  Leverage:                         16.72%            4.95%             4.00%

Bank Capital Ratios             March 31, 2000   December 31, 1999      Adequate
  Total risk-weighted capital:     23.80%           12.55%              8.00%
  Tier I risk-weighted capital:    22.58%           11.30%              4.00%
  Leverage:                        18.03%            8.39%              4.00%

The Bank entered into a written agreement ("Agreement") with the Federal Reserve Bank of Atlanta (the "FRB") and the State of Florida Department of Banking and Finance (the "Department") on November 13, 1998. The Agreement includes the requirement that, in the event the Bank's leverage ratio falls below 7.00%, the Bank notify the FRB and the Department about the capital deficiency and submit a written statement detailing the steps to be taken to increase the leverage ratio.

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

The Company's liquidity at March 31, 2000, consisted of $6.8 million in cash and cash equivalents and $.2 million in available-for-sale investments, for a total of $7.0 million, compared with a total of $3.4 million at year-end 1999, an increase of approximately $3.6 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended March 31, 2000 and March 31, 1999. The net loss recognized for the three months ended March 31, 2000 was $281,432 compared to a loss of $170,862 for the three month period ended March 31, 1999. This was a negative change of $110,570. Earnings for the three months as compared to the same quarter last year were primarily impacted by an increase in operating expenses consisting primarily of salaries (increase of $105,952 or 46.4%) and other uncategorized (increase of $20,495 or 25.1%).

James L. Wilson, the Company's Chief Executive Officer and a director as well as a director of Southern Security Bank, voluntarily resigned effective February 1, 2000 to pursue other interests. Subject to regulatory approval, Mr. Wilson is to receive $180,000 as full and final settlement of all obligations under his Employment Agreement dated June 11, 1992, as amended. Such amount will be payable at the rate of $10,000 per month for 18 months beginning on January 2, 2001. The net present value of this settlement amount of $160,000 was posted on March 31, 2000 as compensation expense in accordance with generally accepted accounting principles

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2000 was $251,121 as compared to $231,208 for the three months ended March 31, 1999, an increase of $19,913 or 8.6%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $17,080 from $52,656 for the three-month period ended March 31, 1999, compared to $35,576 for the three-month period ended March 31, 2000, due primarily to a decrease in the average balance of such investments. Interest and fees on loans decreased by $4,926 in the three months ended March 31, 2000 as compared to the same period in 1999. The decrease in income from lower loans outstanding resulted from a decrease of $1.8 million in average consumer loan balances from the quarter ended March 31, 1999 to the quarter ended March 31, 2000, which was partially offset by a $600,000 increase in higher yielding loans and a $200,000 increase in average purchased accounts receivable.

Interest expense on deposits decreased $41,681 (29.3%) from $142,243 for the quarter ended March 31, 1999 to $100,562 for the quarter ended March 31, 2000. The interest expense decrease was the result of a decrease in interest bearing deposit balances to $10.4 million at March 31, 2000 from $14.7 million at March 31, 1999.

OPERATING EXPENSES

Operating expenses increased by $127,853, or 29.1% from $439,940 at March 31, 1999 to $567,793 at March 31, 2000. The increase for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 consists primarily of increases in salaries and employee benefits. Additionally, there was an increase in other uncategorized of $20,495 or 25.1% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due primarily to the write down of other real estate owned in the amount of $25,000.

PROVISION FOR LOAN LOSSES

Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $174,560 at March 31, 2000. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 2000, and no additional provision was expensed during the first three months of 2000.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ending March 31, 2000 and 1999 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities

On March 31, 2000, the Company completed a private offering of 7,285,714 shares of its Class A common stock at a price of $0.35 per share (the "Offering"). The Offering resulted in the sale of 7,620,767 shares to 65 individuals, all of whom were "accredited investors" within the meaning of Rule 501 of the SEC, at an aggregate price of $2,667,273.10. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

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

10.7   Termination Agreement with James L. Wilson, dated February 11, 2000 (6)

10.8  Agreements,  dated March 31, 2000,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (7)

10.9 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation - Filed herewith*

11.0  Statement of Computation of Per Share Earnings - N/A

13.0  Annual Report to security holders for the last fiscal year - N/A

15.0   Letter on Unaudited Interim Financial Information - N/A

16.0  Letter re change of Certifying Accountant - N/A

17.0  Letter re change in accounting principles - N/A

18.0  Letter re change in accounting principles - N/A

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

(5)  Filed as an  exhibit  to Form  10-QSB  of the  registrant  filed on  August
16,1999.

(6) Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(7) Filed as an exhibit to Form 10-KSB of the registrant filed on April 14, 2000.

         *        Management compensation plan or arrangement.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SOUTHERN SECURITY BANK CORPORATION

Dated: May 12, 2000                 By:    /s/ Harold L. Connell
                                           ---------------------

                                           Harold L. Connell,
                                           President and Chief Executive Officer

Dated: May 12, 2000                 By:    /s/ Floyd D. Harper
                                           -------------------

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

10.7 Termination Agreement with James L. Wilson, dated February 11, 2000 (6)

10.8  Agreements,  dated March 31, 2000,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (7)

10.9 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation - Filed herewith*

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

(6) Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(7) Filed as an exhibit to Form 10-KSB of the registrant filed on April 14, 2000.

* Management compensation plan or arrangement.