Form 10QSB
period 2000-06-30
SOUTHERN SECURITY BANK CORP
filed 2000-08-15
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

             Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No _____.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 30, 2000 (latest practicable date):

               (a) Class A Voting Common Stock: 13,578,150 shares
                    (b) Class B Non-Voting Common Stock: -0-

    Transitional Small Business Disclosure Format (check one): YES____; NO X

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2000 and December 31, 1999


ASSETS                                                June 30, 2000             December 31, 1999
                                                       (Unaudited)                   (Note)

Cash and due from banks                               $     801,090             $  1,430,387

Federal Funds sold                                        6,556,000                1,744,933
                                                      -------------             ------------
Total cash and cash equivalents                           7,357,090                3,175,320

Securities held to maturity                                 255,101                  320,908

Securities available for sale                             3,922,494                  247,095

Federal Reserve Bank stock, at cost                         148,600                   88,600

Loans, net                                               15,456,865               12,788,261

Premises and equipment                                      317,618                  339,707

Other real estate owned                                     171,179                  267,634

Accrued interest receivable                                 104,607                  107,017

Other assets                                                224,965                  150,021
                                                      -------------             ------------
Total Assets                                          $  27,958,519             $ 17,484,563
                                                      =============             ============

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2000 and December 31, 1999


LIABILITIES                                           June 30, 2000             December 31, 1999
-----------                                           --------------            -----------------
Liabilities                                             (Unaudited)                  (Note)

  Noninterest bearing deposits                        $  7,308,116              $    3,525,043

  Interest-bearing deposits                             14,072,462                  12,169,048
                                                      ------------              --------------
     Total deposits                                     21,380,578                  15,694,091

  Securities sold under repurchase agreements            2,692,000                           0

  Notes payable                                            100,000                     100,000

  Other liabilities                                        679,774                     704,665
                                                      ------------              --------------
     Total liabilities                                  24,852,352                  16,498,756
                                                      ------------              --------------

  Commitments and Contingencies                                  0                           0

  Minority interest in subsidiary                           46,792                      31,692
                                                      ------------              --------------
  Stockholders' equity

    Preferred Stock                                              0                           0
      (Authorized: 5,000,000; Outstanding: 0)

    Class A Common Stock                                   135,782                      59,130
      (Authorized: 30,000,000; Outstanding: June
         30, 2000  13,578,150; December 31, 1999
         5,913,050)

    Class B Common Stock                                         0                           0
     (Authorized: 5,000,000; Outstanding: 0)

    Capital Surplus                                      8,512,157                   5,921,300

    Accumulated deficit                                 (5,573,943)                 (5,021,898)
                                                      ------------              --------------
                                                         3,073,996                     958,532
    Accumulated other comprehensive income (loss)          (14,621)                     (4,417)
                                                      ------------              --------------
     Total stockholders' equity                          3,059,375                     954,115
                                                      ------------              --------------
     Total liabilities & stockholders equity          $ 27,958,519              $   17,484,563
                                                      ============              ==============

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Six Months Ended June 30, 2000 and 1999


                                                      June 30, 2000             June 30, 1999
                                                      --------------            -------------
  Interest Income:
    Interest and fees on loans                        $      649,801            $     659,117
    Interest and dividends on securities                      68,907                   26,488
    Interest on federal funds sold & repurchase               92,349                   90,730
          agreement                                   --------------            -------------
                                                             811,057                  776,335
                                                      --------------            -------------
  Interest Expense:
    Deposits                                                 199,566                  280,858
    Other                                                     42,049                    4,248
                                                      --------------            -------------
                                                             241,614                  285,106
                                                      --------------            -------------
       Net interest income                                   569,442                  491,229
Provisions for loan losses                                         0                        0
                                                      --------------            -------------
       Net interest income after
            provision for loan losses                        569,442                  491,229
                                                      --------------            -------------
Other Income:
    Service charges on deposit accounts                       46,344                   57,917
    Securities gains (losses), net                               314                        0
    Other                                                     10,850                   12,819
                                                      --------------            -------------
        Total other income                                    57,508                   70,736
                                                      --------------            -------------
Other Expenses:
     Salaries and employee benefits                          698,675                  455,923
     Occupancy and equipment                                 194,575                  161,544
     Data and item processing                                 67,779                   61,454
     Professional Fees                                        47,184                  116,837
     Insurance                                                19,436                   25,925
     Other                                                   154,530                  128,254
                                                      --------------            -------------
       Total other expenses                                1,182,179                  949,937
                                                      --------------            -------------
       Loss before minority interest in net
            loss of subsidiary                              (552,229)                (387,972)

  Minority interest in net loss of subsidiary                  3,184                    2,266
                                                      --------------            -------------
       Net loss                                       $     (552,045)           $    (385,706)
                                                      ==============            =============
       Basic loss per share                           $        (0.06)           $       (0.07)
                                                      ==============            =============
       Diluted loss per share                         $        (0.06)           $       (0.07)
                                                      ==============            =============

  Weighted average number of shares &
            common equivalent shares                       9,783,714                5,240,346
                                                      ==============            =============

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended June 30, 2000 and 1999


                                                      June 30, 2000             June 30, 1999
                                                     --------------             -------------
  Interest Income:
    Interest and fees on loans                        $      331,684            $     336,074
    Interest and dividends on securities                      58,869                   14,110
    Interest on federal funds sold & repurchase
            agreement                                         66,811                   50,452
                                                      --------------            -------------
                                                             457,364                  400,636
                                                      --------------            -------------
  Interest Expense:
    Deposits                                                  99,004                  138,615
    Other                                                     40,039                    2,000
                                                      --------------            -------------
                                                             139,042                  140,615
                                                      --------------            -------------
       Net interest income                                   318,321                  260,021
Provisions for loan losses                                         0                        0
                                                      --------------            -------------
       Net interest income after provision for
            loan losses                                      318,321                  260,021
                                                      --------------            -------------
Other Income:
    Service charges on deposit accounts                       20,385                   27,733
    Securities gains, net                                        314                        0
    Other                                                      2,699                    6,472
                                                      --------------            -------------
        Total other income                                    23,398                   34,205
                                                      --------------            -------------
Other Expenses:
     Salaries and employee benefits                          364,181                  227,381
     Occupancy and equipment                                 124,039                   82,513
     Data and item processing                                 38,164                   35,088
     Professional Fees                                        25,903                  105,402
     Insurance                                                 9,668                   12,963
     Other                                                    52,431                   46,650
                                                      --------------            -------------
       Total other expenses                                  614,386                  509,997
                                                      --------------            -------------
       loss before minority interest in net
       loss of subsidiary                                   (272,667)                (215,771)

  Minority interest in net loss of subsidiary                  2,054                      927
                                                      --------------            -------------
       Net loss                                       $     (270,613)           $    (214,844)
                                                      ==============            =============
       Basic loss per share                           $        (0.02)           $       (0.04)
                                                      ==============            =============
       Diluted loss per share                         $        (0.02)           $       (0.04)
                                                      ==============            =============
  Weighted average number of shares &
            common equivalent shares                      13,537,227                5,240,346
                                                      ==============            =============

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30, 2000 and 1999


                                                      June 30, 2000             June 30, 1999
                                                      --------------            --------------
Cash Flows from Operating Activities

  Net loss                                            $    (552,045)            $    (385,706)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Net accretion on securities                             (19,807)                   (1,638)

    Depreciation and amortization                            68,496                    47,990

    Securities (gains) losses, net                              314                         0

    Minority interest in net (loss)of subsidiary             (3,184)                   (2,266)

    (Increase) decrease in Accrued Interest Receivable        2,410                    22,079

    (Increase) decrease in Other Assets                     (76,393)                  (73,348)

    Increase (decrease) in other liabilities                (24,891)                  (27,299)

    (Increase) Decrease of other real estate owned           96,455                    61,192
                                                      -------------             -------------
        Net cash (used in) operating activities            (508,645)                 (358,996)
                                                      -------------             --------------
Cash Flows from Investing Activities

  Net cash flows from securities                         (3,600,405)                 (186,418)

  (Purchase) Sale of Federal Reserve Bk/Federal

   Home Loan Bk stock                                       (60,000)                   (4,300)

  Loan originations & principal collections on
            loans - net                                  (2,668,604)                  632,916

  Purchase of premises and equipment - net                  (26,572)                  (75,596)
                                                      -------------             -------------
      Net cash provided by (used in) investing
            activities                                   (6,355,581)                  366,602
                                                      -------------             -------------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements         2,692,000                         0

  Net increase (decrease) in deposits                     5,686,487                  (809,101)

  Proceeds from issuance of stock                         2,667,509                   422,500

                                                      -------------             -------------

    Net cash provided by (used in)financing
            activities                                   11,045,996                  (386,601)
                                                      -------------             -------------

    Net increase (decrease)in cash and cash
            equivalents                                   4,181,770                  (381,995)

Cash and cash equivalents, Beginning                      3,175,320                 5,857,269
                                                      -------------             -------------
Cash and cash equivalents, Ending                     $   7,357,090             $   5,475,274
                                                      =============             =============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                               Six Months Ended

                                                      June 30, 2000             June 30, 1999
                                                      -------------             -------------
Net loss                                              $    (552,045)            $    (385,705)

Other comprehensive loss:

   Unrealized holding gains arising during period           (10,204)                   (4,937)
                                                      -------------             -------------
Comprehensive loss                                    $    (562,249)                 (390,643)
                                                      -------------             -------------

                                                             Three Months Ended

                                                      June 30, 2000             June 30, 1999
                                                      -------------             -------------
Net loss                                              $    (270,613)            $    (214,843)

Other comprehensive loss:

   Unrealized holding gains arising during period           (13,810)                     (293)
                                                      -------------             -------------
Comprehensive loss                                    $    (284,423)                 (215,137)
                                                      -------------             -------------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                                      Accumulated
                                                                                                         Other
                                       Comprehensive      Common Stock     Paid-In    Accumulated     Comprehensive
                                          Income      Shares      Amount   Capital     (Deficit)         Income        Total
                                       -------------  ------------------  ----------  -----------    -------------     ----------
Balance, January 1, 1999                              4,567,641  $45,676  $5,537,269  $(4,370,251)      $3,426         $1,216,120
 Comprehensive income (loss):                                 -        -           -
   Net loss                            $   (385,706)          -        -           -     (385,706)           -           (385,706)
   Other Comprehensive income,
     net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                                 (4,937)          -        -           -            -       (4,937)            (4,937)
                                             ------
  Comprehensive income (loss)          $   (390,643)
                                       ============
  Issuance of stock in
    private placements                                1,345,409   13,454     409,046            -            -            422,500
                                                      ---------   ------     -------  -----------    ----------        ----------
  Balance June 30, 1999                               5,913,050  $59,130  $5,946,315  $(4,755,957)      $(1,511)       $1,247,977
                                                      =========  =======  ==========  ============   ===========       ==========

                                                                                                      Accumulated
                                                                                                         Other
                                       Comprehensive      Common Stock     Paid-In    Accumulated     Comprehensive
                                          Income      Shares      Amount   Capital     (Deficit)         Income        Total
                                       -------------  ------------------  ----------  -----------    -------------     ----------
Balance, January 1, 2000                              5,913,050  $59,130  $5,921,300  $(5,021,898)   $  (4,417)        $  954,115
   Comprehensive income (loss):
   Net loss                            $   (552,045)          -        -           -     (552,045)           -           (552,045)
   Other comprehensive income,
    net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                                (10,204)          -        -           -            -      (10,204)           (10,204)
                                       -------------
  Comprehensive income (loss)          $   (562,249)
                                       =============
  Issuance of stock                                   7,665,100   76,652   2,590,857            -            -          2,667,509
                                                     ----------
  Balance June 30, 2000                              13,578,150  135,782   8,512,157   $(5,573,943)   ($14,621)         3,059,375


See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 98.58% of the outstanding capital stock of Southern Security Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended June 30, 2000 and June 30, 1999.

                                                                       Per-Share
                                      Numerator        Denominator       Amounts

                                           Six Months Ended June 30, 2000

Net loss                               $ (552,045)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (552,045)     9,783,714         $(0.06)
                                       -----------     ---------         -------


                                           Six Months Ended June 30, 1999

Net loss                               $ (385,706)

Basic and diluted loss per share,
loss available to common
shareholders                           $(385,706)      5,240,346         $(0.07)
                                       ----------      ---------         -------

Options for the purchase of 811,298 shares at June 30, 2000 and 1,173,749 shares at June 30, 1999 have not been included in the computation of diluted earnings per share for June 30, 2000 and June 30, 1999 because their inclusion would have been antidilutive as a result of losses being reported for these periods. On April 11, 2000, the Company paid $43,168 to a former officer to completely satisfy options for the purchase of 440,056 shares.

The Company issued 7,620,767 shares of common stock at a price of $0.35 per share under a private placement memorandum concluded in March, 2000.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                       Six Months Ended         Six Months Ended
                                        June 30, 2000             June 30, 1999
                                       -----------------        ----------------
    Balance, beginning of year         $   183,675              $   271,498
    Total charge-offs                      (19,951)                 (51,791)
    Recoveries                              21,074                    5,194
    Provision for loan & lease losses            0                        0
                                       -----------------        ----------------
    Allowance balance at end of period $   184,798              $   224,901
                                       =================        ================
   Total loans and discount            $ 15,141,664             $ 14,204,983

   Allowance to total loans and
            discount                          1.22%                    1.58%


Note 3. CAPITAL ADEQUACY REVIEW

The Bank's capital ratios as of June 30, 2000, and regulatory minimum ratios are as follow:

                                                    For Capital Adequacy
June 30, 2000                                       Purposes Under Prompt
Southern Security Bank                  Bank        Corrective Action Provisions
----------------------                  ----        ----------------------------
Total Risk-weighted Ratio:
    Tier 2 Capital + ALLL   3,476,000
                           ----------
    Risk Weighted Assets   17,015,000 = 20.43%      8.00%

Tier 1 Risk Weighted Ratio:
    Tier 1 Capital          3,291,203
                           ----------
    Risk Weighted Assets   17,015,000 = 19.34%      4.00%

Tier 1 Leverage Ratio:
    Tier 1 Capital          3,291,203
                           ----------
    Average Quarterly
        Assets             23,422,000 = 14.05%      4.00%


Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the three and six month periods ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1999 TO JUNE 30, 2000 FINANCIAL CONDITION

Total assets increased by $9.95 million, or 56.9%, from $17.5 million at December 31, 1999, to $27.4 million at June 30, 2000. The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available-for-sale investments, increased by $8.5 million to $10.5 million at June 30, 2000, from $2.0 million at December 31, 1999. This increase in short-term investments is the result of increased deposits of $5.2 million, an increase in securities sold under repurchase agreements of $2.7 million and proceeds of $2.7 million from the issuance of stock since December 31, 1999.

The Company's net loans receivable increased by $2.2 million or 17.2%, to $15.0 million at June 30, 2000, from $12.8 million at December 31, 1999.

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

Deposits increased substantially to $20.9 million on June 30, 2000 from $15.7 million at December 31, 1999. Management has begun pursuing deposits as the result of the infusion of capital obtained in late March which provides the capital necessary to support the growth of the Bank.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans decreased from $489,539 at December 31, 1999 (3.78% of total loans) to $238,778 at June 30, 2000 (2.71% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company's other real estate and repossessed assets decreased from $268,000 at December 31, 1999 (2.09% of total loans) to $171,000 at June 30, 2000 (1.12%
of total loans).

                                     June 30, 2000            December 31, 1999
                                     =============            =================

Classified Loans & Discount              $ 238,778                   $  489,539
Other Real Estate Owned &
    Repossessions                          171,179                      267,634
                                     -------------            -----------------
         Total Classified and Other        409,957                      757,173
                                     =============            =================

Percent Classified and
    Other / Total Loans                      2.71%                        5.84%

Total Loans & Discount               $  15,141,664            $      12,971,937

In management's best judgement, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $3,039,374 at June 30, 2000, an increase of $2.1 million, or 218.5%, from $954,115 at December 31, 1999. The increase is due primarily to the issuance of 7,620,767 shares of Class A Common stock during the first three months of 2000 pursuant to an offering with net proceeds of $2,667,268. The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgement by the regulators about interest rate risk, concentration of credit risk and other factors.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios (set forth in the table below). Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMELS rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Bank's ratios are listed below.

Bank Capital Ratios             June 30, 2000   December 31, 1999      Adequate
  Total risk-weighted capital:     20.43%           12.86%               8.00%
  Tier I risk-weighted capital:    19.34%           11.61%               4.00%
  Leverage:                        14.05%            8.38%               4.00%

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

The Company will seek to raise additional capital through sales of its common stock to meet its capital needs and fulfill its business plan.

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

The Company's liquidity at June 30, 2000, consisted of $7.4 million in cash and cash equivalents and $3.9 million in available-for-sale investments, for a total of $11.3 million, compared with a total of $3.4 million at December 31, 1999, an increase of approximately $7.9 million.

The composition of interest-bearing deposits at June 30, 2000 and December 31, 1999 is as follows:

                                                      2000                 1999
                                                ----------          -----------
Now Accounts                                     3,000,699            1,893,708
Money market accounts                            4,684,513            2,674,489
Savings accounts                                   665,784              655,206
Certificates of deposit less than $100,000       3,838,638            4,824,914
Certificates of deposit of $100,000 or more      1,882,828            2,120,731
                                                ----------          -----------
Total                                           14,072,462           12,169,048

RESULTS OF OPERATIONS

Comparison of results in this section are for the six month periods ended June 30, 2000 and June 30, 1999.

The net loss recognized for the six months ended June 30, 2000 was $552,045 compared to a loss of $385,706 for the six month period ended June 30, 1999. This was a negative change of $166,339. Earnings for the six months as compared to the same period last year were primarily impacted by an increase in operating expenses consisting primarily of salaries (increase of $242,752 or 53.2%) and other uncategorized (increase of $26,276 or 20.4%).

The net loss recognized for the three months ended June 30, 2000, was $270,613 compared to $214,844 for the three months ended June 30, 1999. This resulted in a negative change of $36,896 or 26.5%, which was primarily due to an increase in salaries and employee benefits of $136,800 or 60.2% Interest income and dividends on securities increased by $44,759 or 317.2% The company had purchased several securities during the three months ended June 30, 2000.

James L. Wilson, the Company's Chief Executive Officer and a director as well as a director of Southern Security Bank, voluntarily resigned effective February 1, 2000 to pursue other interests. Mr. Wilson is to receive $180,000 as full and final settlement of all obligations under his Employment Agreement dated June 11, 1992, as amended. Such amount will be payable at the rate of $10,000 per month for 18 months beginning on January 2, 2001. The net present value of this settlement amount ("Wilson Settlement") of $160,000 was posted on March 31, 2000 as compensation expense in accordance with generally accepted accounting principles. In addition, the Company paid Mr. Wilson $43,168 on April 11, 2000, in complete satisfaction of Mr. Wilson's options for the purchase of common stock.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2000 was $569,442 as compared to $491,229 for the six months ended June 30, 1999, an increase of $78,213 or 15.9%. Net interest income before provision for loan losses for the three months ended June 30, 2000 was $318,321 as compared to $260,021 for the three months ended June 30, 1999, an increase of $58,300 or 22.4%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increased by $42,419 from $26,488 for the six-month period ended June 30, 1999, to $68,907 for the six-month period ended June 30, 2000, due primarily to an increase in the average balance of such investments. Interest and fees on loans decreased by $9,316 in the six months ended June 30, 2000 as compared to the same period in 1999. The decrease in income from loans outstanding resulted primarily from a decrease in fee income generated from the origination of credit facilities.

The interest expense for deposits decreased $81,292 (28.9%) from $280,858 for the six month period ended June 30, 1999 to $199,566 for the six month period ended June 30, 2000. Interest expense for deposits decreased $1,573 (1.1%) from $140,615 for the three month period ended June 30, 1999 to $139,042 for the three month period ended June 30, 2000. The deposit interest expense decrease was the result of a reduction in rates offered on interest bearing liabilities for the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999. Other interest expense increased from $4,248 for the six month period ended June 30, 1999 to $42,049 for the six month period ended June 30, 2000 as the result of the acquisition of liabilities obtained, i.e., securities sold under agreement to repurchase.

OPERATING EXPENSES

Operating expenses increased by $232,242, or 24.4% from $949,937 for the six month period ended June 30, 1999 to $1,182,179 for the six month period ended June 30, 2000. Operating expenses increased by $104,389, or 20.5% from $509,997 for the three month period ended June 30, 1999 to $614,386 for the three month period ended June 30, 2000. The increase for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 consists primarily of increases in salaries and employee benefits due to an increase in the number of employees in the second quarter to generate and support planned growth and the settlement with Mr. Wilson. The net present value of the Wilson Settlement amount of $160,000 was posted on March 31, 2000 as compensation expense in accordance with generally accepted accounting principles. Additionally, there was an increase in other uncategorized expenses of $26,276 or 20.4% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, due primarily to an OREO writedown of $25,000. The writedown occurred in the first quarter of 2000.

PROVISION FOR LOAN LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $184,800 at June 30, 2000. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 2000, and no additional provision was expensed during the first six months of 2000.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ending June 30, 2000 and 1999 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         On March 31, 2000, the Company completed a private offering of 7,285,714 shares of its Class A common stock at a price of $0.35 per share (the "Offering"). The Offering resulted in the sale of 7,620,767 shares to 65 individuals, all of whom were "accredited investors" within the meaning of Rule 501 of the Securities and Exchange Commission, at an aggregate price of $2,667,273.10. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the Securities and Exchange Commission for sales by an issuer solely to accredited investors and not involving any public offering.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         Notice was given that the Annual Meeting of the Shareholders of Southern Security Bank Corporation would be held at the offices of Southern Security Bank located at 3475 Sheridan Street, Hollywood, Florida, on Tuesday, April 25, 2000 at 4:00 p.m. to elect three Class I Directors to serve until the 2003 Annual Meeting and elect one Class III Director to serve until the 2002 Annual Meeting. The nominees as Class I Directors, serving until 2003 were Harold L. Connell, R. David Butler and Harold C. Friend; and as a Class III Director, serving until 2002, Mr. G. Carlton Marlowe. Of the total shares outstanding 65% either voted in person or by proxy. The nominees were elected by a vote of 56% for, nine persent abstaining, and less than one percent against.

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

     (d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

         (ii)  By-laws of the registrant (4)

4.1   Stock Certificate for Class A Common Stock (4)

9.0 Voting Trust Agreement - N/A

10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (4) *

10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto (4) *

10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip
C. Modder and James L. Wilson (4) *

10.4 Agreements between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)

10.5  Agreements,  dated June 30,  1999,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (6)

10.6  Agreements,  dated June 30,  1999,  between  James L. Wilson and  Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (6)

10.7   Termination Agreement with James L. Wilson, dated February 11, 2000 (3)

10.8 Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (7)

10.9 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (8)

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

(2) Filed as an exhibit to Form 10-SB of the registrant filed on July 12, 1997.

(3) Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(4) Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5) Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16,1999

(7) Filed as an exhibit to Form 10-KSB/A of the registrant filed on April 14, 2000.

(8) Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.

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

                                            SOUTHERN SECURITY BANK CORPORATION


Dated: August 14, 2000              By:   /s/ Harold L. Connell
                                          ---------------------
                                          Harold L. Connell,
                                          President and Chief Executive Officer

Dated: August 14, 2000              By:   /s/ Floyd D. Harper
                                          -------------------
                                          Floyd D. Harper
                                          Vice President and Secretary
                                            (chief financial officer)

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

     (d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

         (ii) By-laws of the registrant (4)

4.1  Stock Certificate for Class A Common Stock (4)

9.0 Voting Trust Agreement - N/A

10.1 Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (4) *

10.2 Executive Employment Agreement of James L. Wilson, dated June 11, 1992, together with Amendment No. 1 thereto (4) *

10.3 Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip
C. Modder and James L. Wilson (4) *

10.4 Agreements between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)

10.5  Agreements,  dated June 30,  1999,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (6)

10.6  Agreements,  dated June 30,  1999,  between  James L. Wilson and  Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (6)

10.7 Termination Agreement with James L. Wilson, dated February 11, 2000 (3)

10.8  Agreements,  dated March 31, 2000,  between  Philip C. Modder and Southern
Security  Bank  Corporation,   concerning   compensation  under  his  Employment
Agreement (7)

10.9 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (8) 11.0 Statement of Computation of Per Share Earnings - N/A

13.0 Annual Report to security holders for the last fiscal year - N/A

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

(3) Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(4) Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5) Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.

(7) Filed as an exhibit to Form 10-KSB/A of the registrant filed on April 14, 2000.

(8) Filed as an exhibit to Form 10-KSB of the registrant filed on May 16, 2000.

* Management compensation plan or arrangement.