Form 10QSB
period 2000-09-30
SOUTHERN SECURITY BANK CORP
filed 2000-11-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000
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
Yes X No _____.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the September 30, 2000 (latest practicable date):

(a) Class A Voting Common Stock: 16,429,001 shares
(b) Class B Non-Voting Common Stock: 855,255 shares

Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARYCONSOLIDATED
CONDENSED BALANCE SHEETS

September 30, 2000 and December 31, 1999

ASSETS                                               September 30, 2000         December 31, 1999
                                                                                  (Unaudited)                     (Note)

Cash and due from banks                              $  1,509,302              $  1,430,387

Federal Funds sold                                      2,956,000                 1,744,933
                                                       ----------               -----------
Total cash and cash equivalents                         4,465,302                 3,175,320

Securities held to maturity                               250,710                   320,908

Securities available for sale                           3,949,300                   247,095

Federal Reserve Bank stock, at cost                       148,600                    88,600

Loans, net                                             16,501,010                12,788,261

Premises and equipment                                    314,987                   339,707

Other real estate owned                                   183,479                   267,634

Accrued interest receivable                               144,392                   107,017

Other assets                                              230,414                   150,021
                                                       ----------               -----------

Total Assets                                         $ 26,188,194              $ 17,484,563
                                                       ==========                ==========

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2000 and December 31, 1999

LIABILITIES                                         September 30, 2000    December 31, 1999
-----------                                         ------------------    -----------------
Liabilities                                           (Unaudited)               (Note)

  Noninterest bearing deposits                       $ 5,404,644      $    3,525,043

  Interest-bearing deposits                           12,578,478          12,169,048
                                                      ----------          ----------

     Total deposits                                   17,983,122          15,694,091

  Securities sold under repurchase agreements          2,305,000                   0

  Notes payable                                          100,000             100,000

  Other liabilities                                      621,018             704,665
                                                      ----------          ----------

     Total liabilities                                21,009,140          16,498,756
                                                      ----------          ----------

  Commitments and Contingencies                                0                   0

  Minority interest in subsidiary                         28,035              31,692
                                                      ----------          ----------
  Stockholders' equity

    Preferred Stock                                            0                   0
      (Authorized: 1,200,000; Outstanding: 0)

    Class A Common Stock                                 164,290              59,130
      (Authorized: 30,000,000; Outstanding: September
         30, 2000  16,429,001; December 31, 1999

    Class B Common Stock                                   8,553                   0
     (Authorized: 5,000,000; Outstanding: 855,255)

    Capital Surplus                                   10,814,474           5,921,300

    Accumulated deficit                               (5,830,832)         (5,021,898)
                                                      ----------          ----------
                                                       5,156,485             958,532
    Accumulated other comprehensive income (loss)        (5,466)             (4,417)
                                                      ----------          ----------
     Total stockholders' equity                        5,151,019             954,115
                                                      ----------          ----------
     Total liabilities & stockholders equity        $ 26,188,194        $ 17,484,563
                                                      ==========          ==========

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARYCONSOLIDATED
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Nine Months Ended September 30, 2000 and 1999

                                                                       Sept.30, 2000          Sept. 30, 1999
                                                                       -------------          --------------
  Interest Income:
    Interest and fees on loans                                         $   1,059,427           $ 1,003,178
    Interest and dividends on securities                                     140,261                40,247
    Interest on federal funds sold & repurchase agreement                    162,441               138,761
                                                                        ------------            ----------
                                                                           1,362,129             1,182,186
                                                                        ------------            ----------
  Interest Expense:
    Deposits                                                                 312,700               413,268
    Other                                                                     86,255                 6,248
                                                                        ------------            ----------
                                                                             398,955               419,516
                                                                        ------------            ----------
       Net interest income                                                   963,174               762,670
Provisions for loan losses                                                    77,500                     0
                                                                        ------------            ----------

       Net interest income after provision for loan losses                   885,674               762,670
                                                                        ------------            ----------
Other Income:
    Service charges on deposit accounts                                       68,856                87,527
    Securities gains (losses), net                                               314                     0
    Other                                                                     17,779                18,202
                                                                        ------------            ----------

        Total other income                                                    86,949               105,729
                                                                        ------------            ----------

Other Expenses:
     Salaries and employee benefits                                        1,033,848               670,494
     Occupancy and equipment                                                 290,375               250,263
     Data and item processing                                                108,429                91,318
     Professional Fees                                                        71,907               172,249
     Insurance                                                                29,752                38,887
     Other                                                                   251,129               186,138
                                                                        ------------            ----------
  Total other expenses                                                     1,786,440             1,409,349
                                                                        ------------            ----------
       Loss before minority interest in net loss of subsidiary              (813,817)             (540,950)

  Minority interest in net loss of subsidiary                                  4,883                 2,662
                                                                        ------------            ----------

       Net loss                                                         $   (808,934)          $  (538,288)
                                                                        ============            ==========

       Basic loss per share                                             $      (0.07)          $     (0.10)
                                                                        ============            ==========

       Diluted loss per share                                           $      (0.07)          $     (0.10)
                                                                        ============            ==========

  Weighted average number of shares                                       12,281,658             5,240,346
                                                                        ============            ==========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended September 30, 2000 and 1999

                                                                                Sept. 30, 2000     Sept. 30, 1999
                                                                                --------------     --------------
Interest Income:
  Interest and fees on loans                                                      $    409,626        $   344,061
  Interest and dividends on securities                                                  71,354             13,759
  Interest on federal funds sold & repurchase agreement                                 70,092             48,031
                                                                                   -----------         ----------
                                                                                       551,072            405,851
                                                                                   -----------         ----------
Interest Expense:
  Deposits                                                                             113,134            132,410
  Other                                                                                 44,206              2,000
                                                                                   -----------         ----------
                                                                                       157,340            134,410
                                                                                   -----------         ----------
      Net interest income                                                              393,732            271,441
Provisions for loan losses                                                              77,500                  0
                                                                                   -----------         ----------

       Net interest income after provision for loan losses                             316,232            271,441
                                                                                   -----------         ----------
Other Income:
    Service charges on deposit accounts                                                 22,512             29,610
    Securities gains, net                                                                    0                  0
    Other                                                                                6,929              5,383
                                                                                   -----------         ----------

        Total other income                                                              29,441             34,993
                                                                                   -----------         ----------
Other Expenses:
     Salaries and employee benefits                                                    335,173            214,571
     Occupancy and equipment                                                            95,800             88,719
     Data and item processing                                                           40,650             29,864
     Professional Fees                                                                  24,723             55,412
     Insurance                                                                          10,316             12,962
     Other                                                                              97,599             57,884
                                                                                   -----------         ----------
       Total other expenses                                                            604,261            459,412
                                                                                   -----------         ----------
       loss before minority interest in net
       loss of subsidiary                                                             (258,588)          (152,978)

  Minority interest in net loss of subsidiary                                            1,699                396
                                                                                   -----------         ----------

       Net loss                                                                    $  (256,889)       $  (152,582)
                                                                                    ==========         ==========

       Basic loss per share                                                        $     (0.02)       $     (0.03)
                                                                                    ==========         ==========

       Diluted loss per share                                                      $     (0.02)       $     (0.03)
                                                                                    ==========         ==========

  Weighted average number of shares                                                 14,813,519          5,240,346
                                                                                    ==========         ==========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARYCONSOLIDATED
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30, 2000 and 1999

                                                           Sept. 30, 2000       Sept. 30, 1999
                                                            -------------       --------------
Cash Flows from Operating Activities

  Net loss                                                  $  (808,934)        $    (538,288)

  Adjustments  to  reconcile  net loss
  to net cash used in  operating activities:

    Net accretion on securities                                 (46,322)               (2,161)

    Provision for Loan Losses                                    77,500                     0

    Depreciation and amortization                                73,825                78,530

    Securities (gains) losses, net                                 (314)                    0

    Minority interest in net (loss)of subsidiary                 (4,883)               (2,662)

    (Increase) decrease in Accrued Interest Receivable          (37,375)               37,094

    (Increase) decrease in Other Assets                         (80,393)              (60,627)

    Increase (decrease) in other liabilities                    (83,647)              (76,947)

    (Increase) Decrease of other real estate owned               84,155               134,396
                                                             ----------          ------------

        Net cash (used in) operating activities                (826,387)             (430,665)
                                                             ----------          ------------

Cash Flows from Investing Activities

  Net cash flows from securities                             (3,586,441)             (163,594)

  (Purchase) Sale of Federal Reserve Bk/Federal
   Home Loan Bk stock                                           (60,000)               (4,300)

  Loan originations & principal collections on loans - net   (3,790,249)              721,034

  Purchase of premises and equipment - net                      (49,106)              (84,727)

  Increase (Decrease) in Minority Interest                        1,147                 3,642
                                                             ----------          ------------

      Net cash provided by (used in) investing activities    (7,484,549)              472,055
                                                            -----------          ------------

Cash Flows From Financing Activities

  Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                 2,305,000                     0

  Net increase (decrease) in deposits                         2,289,031              (853,122)

  Proceeds from issuance of stock                             5,006,887               422,500

                                                            -----------          ------------

    Net cash provided by (used in)financing activities        9,600,918              (430,622)
                                                            -----------          ------------

    Net increase (decrease)in cash and cash equivalents       1,289,982              (389,232)

Cash and cash equivalents, Beginning                          3,175,320             5,857,269
                                                            -----------          ------------

Cash and cash equivalents, Ending                         $   4,465,302         $   5,468,037
                                                           ============          ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARYCONSOLIDATED
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

                                                                      Nine Months Ended

                                                         Sept. 30, 2000              Sept. 30, 1999
                                                         --------------              --------------
Net loss                                                 $    (808,934)                $  (538,288)

Other comprehensive loss:

 Unrealized holding gains (losses) arising during period        (1,049)                     (6,245)
                                                            -----------                 -----------

Comprehensive loss                                        $    809,983)                   (544,534)
                                                            -----------                 -----------

                                                                     Three Months Ended

                                                         Sept. 30, 2000              Sept. 30, 1999
                                                         --------------              --------------
Net loss                                                 $    (256,889)              $    (152,582)

Other comprehensive loss:

 Unrealized holding gains (losses)arising during period          4,738                      (4,735)
                                                            -----------                 -----------
Comprehensive loss                                      $     (252,151)                   (157,317)
                                                            -----------                 -----------

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                                                               Other
                                          Comprehensive                   Common Stock                Paid-In       Accumulated      Comprehensive
                                             Income              Shares                Amount         Capital       (Deficit)            Income            Total
                                            --------             ------                ------         -------       -----------      --------------      ----------
Balance, January 1, 1999                                        4,567,641            $ 45,676       $5,537,269      $(4,370,251)         $3,426          $1,216,120
 Comprehensive income (loss):                                           -                   -                -
   Net loss                               $ (538,288)                   -                   -                -         (538,288)                           (538,288)
   Other Comprehensive income,
     net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                                  (6,246)                   -                   -                -               -          (6,246)             (6,246)
                                           ---------
  Comprehensive income (loss)             $ (544,534)
                                           =========
  Issuance of stock in
    private placements                                          1,345,409              13,455          409,046               -              -             422,501
                                                                ---------            --------        ---------      ----------        --------           --------
  Balance September 30, 1999                                    5,913,050            $ 59,131       $5,946,315     $(4,908,539)        $(2,820)        $1,094,087
                                                                =========            ========        =========      ==========        ========          =========

                                                                                                                        Accumulated
                                                                                                                           Other
                                             Comprehensive              Common Stock            Paid-In         Accumulated     Comprehensive
                                                Income               Shares         Amount      Capital          (Deficit)          Income             Total
                                                ------               ------         ------      -------         -----------     ---------------        -----
Balance, January 1, 2000                                           5,913,050      $ 59,130     $ 5,921,300     $ (5,021,898)     $   (4,417)       $ 954,115
  Comprehensive income (loss):
   Net loss                                  $  (808,934)                  -             -               -         (808,934)              -         (808,934)
   Other comprehensive income,
    net of tax:
   Change in unrealized gain
    (loss) on securities available
    for sale                                      (1,049)                  -              -              -                -          (1,049)          (1,049)

  Comprehensive income (loss)                $  (809,982)
                                              ==========
  Issuance of stock                                               11,371,206        113,713      4,893,174                -               -        5,006,887
                                                                  ----------       --------     ----------        ----------      ---------        ---------
  Balance September 30, 2000                                      17,284,256        172,843     10,814,474       $(5,830,832)      ($5,466)        5,151,019
                                                                  ==========       ========     ==========        ===========     =========        =========

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 99.45% of the outstanding capital stock of Southern Security Bank (“Bank”). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended September 30, 2000 and September 30, 1999.

                                                                          Per-Share
                                       Numerator        Denominator       Amounts
                                          Nine Months Ended September 30, 2000
Net loss                               $ (808,934)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (808,934)      12,281,658        $(0.07)
                                       -----------      ----------        -------

                                          Nine Months Ended September 30, 2000
Net loss                               $ (538,288)

Basic and diluted loss per share,
loss available to common
shareholders                            $(538,288)       5,240,346         $(0.10)
                                        ----------       ---------         -------

Options for the purchase of 766,965 shares at September 30, 2000 and 1,173,749 shares at September 30, 1999 have not been included in the computation of diluted earnings per share for September 30, 2000 and September 30, 1999 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

The Company issued 7,620,767 shares of common stock at a price of $0.35 per share under a private placement memorandum concluded in March, 2000. During the period ending September 30, 2000, the Company sold 2,850,850 shares of Class A Voting common stock and 855,255 shares of Class B Non-Voting common stock at an aggregate price of $2,351,951.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                 Nine Months Ended            Nine Months Ended
                                                 September 30, 2000           September 30, 1999
                                                 ------------------           ------------------
    Balance, beginning of year                      $   183,677                  $   271,498
    Total charge-offs                                   (69,078)                     (67,040)
    Recoveries                                           24,068                       13,881
    Provision for loan & lease losses                    77,500                            0
                                                     ----------                   ----------
    Allowance balance at end of period              $   216,167                  $   218,339
                                                     ==========                   ==========

   Total loans and discount                         $16,717,177                  $14,110,304

   Allowance to total loans and discount                  1.29%                        1.55%

Note 3. CAPITAL ADEQUACY REVIEW

The Bank’s capital ratios as of September 30, 2000, and regulatory minimum ratios are as follow:

                                                                    For Capital Adequacy
September 30, 2000                                                       Purposes Under Prompt
Southern Security Bank                                        Bank    Corrective Action Provisions
----------------------                                        ----    ----------------------------
Total Risk-weighted Ratio:
   Tier 2 Capital + ALLL                  5,318,922
                                          ---------
   Risk Weighted Assets                  16,983,892 =         31.32%          8.00%

Tier 1 Risk Weighted Ratio:
   Tier 1 Capital                        5,102,755
                                         ---------
   Risk Weighted Assets                 16,983,892 =          30.04%          4.00%

Tier 1 Leverage Ratio:
   Tier 1 Capital                        5,102,755
                                         ---------
   Average Quarterly Assets             25,890,254 =          19.71%          4.00%

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation (“Company”) and its subsidiary Southern Security Bank (“Bank”) for the three and nine month periods ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 1999 TO September 30, 2000

FINANCIAL CONDITION

Total assets increased by $8.7 million, or 49.7%, from $17.5 million at December 31, 1999, to $26.2 million at September 30, 2000. The Company’s short-term investments, primarily consisting of federal funds sold (“fed funds”) and available-for- sale investments, increased by $4.9 million to $6.9 million at September 30, 2000, from $2.0 million at December 31, 1999. This increase in short-term investments is the result of increased deposits of $2.3 million, an increase in securities sold under repurchase agreements of $2.3 million and proceeds of $5.0 million from the issuance of stock since December 31, 1999.

The Company’s net loans receivable increased by $3.7 million or 28.9%, to $16.5 million at September 30, 2000, from $12.8 million at December 31, 1999.

The Allowance For Loan and Lease Losses reflects management’s judgement of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (1) the general economic conditions; (2) the credit condition of its customers, as well as the underlying collateral, if any; (3) historical experience; and (4) the average maturity of its loan portfolio. The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

Deposits increased substantially to $18.0 million on September 30, 2000 from $15.7 million at December 31, 1999. Management has begun pursuing deposits as the result of the infusion of capital obtained during 2000 which provides the capital necessary to support the growth of the Bank.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company’s classified loans decreased from $489,539 at December 31, 1999 (3.78% of total loans) to $285,395 at September 30, 2000 (1.71% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company’s other real estate and repossessed assets decreased from $268,000 at December 31, 1999 (2.09% of total loans) to $183,479 at September 30, 2000 (1.10% of total loans).

                                             September 30, 2000          December 31, 1999
                                             ==================          =================

Classified Loans & Discount                        $ 285,395                  $  489,539
Other Real Estate Owned & Repossessions              183,479                     267,634
                                                    --------                   ---------
   Total Classified and Other                        456,573                     757,173
                                                    ========                   =========

Percent Classified and Other / Total Loans             2.80%                       5.84%

   Total Loans & Discount                       $ 16,717,177                 $12,971,937

In management’s best judgement, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company’s total stockholders’ equity was $5,151,019 at September 30, 2000, an increase of $4.2 million, or 439.9%, from $954,115 at December 31, 1999. The increase is due primarily to the issuance of 10,515,951 shares of Class A Common and

855,255 shares of Class B Common stock during the first nine months of 2000 pursuant to private offerings with net proceeds of $5,006,864.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgement by the regulators about interest rate risk, concentration of credit risk and other factors.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios (set forth in the table below). Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMELS rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points. The Bank’s ratios are listed below.

Bank Capital Ratios Total risk-weighted capital: Tier I risk-weighted capital: Leverage:	Sept. 30, 2000 31.32% 30.04% 19.71%	December 31, 1999 12.86% 11.61% 8.38%	Adequate 8.00% 4.00% 4.00%

The Bank entered into a written agreement (“Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”) and the State of Florida Department of Banking and Finance (the “Department”) on November 13, 1998. The Agreement includes the requirement that, in the event the Bank’s leverage ratio falls below 7.00%, the Bank notify the FRB and the Department about the capital deficiency and submit a written statement detailing the steps to be taken to increase the leverage ratio.

The Company will seek to raise additional capital through sales of its common stock to maintain its capital needs and to fulfill its business plan.

LIQUIDITY

The Company’s principal sources of liquidity and funding are generated by the operations of its subsidiary Southern Security Bank (“Bank”) through its diverse deposit base as well as loan participations. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company’s liquidity at September 30, 2000, consisted of $4.5 million in cash and cash equivalents and $3.9 million in available-for-sale investments, for a total of $8.4 million, compared with a total of $3.4 million at December 31, 1999, an increase of approximately $5.0 million.

The composition of interest-bearing deposits at September 30, 2000 and December 31, 1999 is as follows:

                                                         2000                      1999
                                                     ----------                 -----------
Now Accounts                                          2,892,476                   1,893,708
Money market accounts                                 3,536,021                   2,674,489
Savings accounts                                        608,280                     655,206
Certificates of deposit less than $100,000            3,344,153                   4,824,914
Certificates of deposit of $100,000 or more           2,197,548                   2,120,731
                                                     ----------                 -----------
Total                                                12,578,478                  12,169,048

RESULTS OF OPERATIONS

The net loss recognized for the nine months ended September 30, 2000 was $808,933 compared to a loss of $538,288 for the nine month period ended September 30, 1999. This was a negative change of $270,645. Earnings for the nine months as compared to the same period last year were primarily impacted by an increase in operating expenses consisting primarily of salaries (increase of $363,353 or 54.2%) and other uncategorized (increase of $63,378 or 34.0%).

The net loss recognized for the three months ended September 30, 2000, was $256,888 compared to $152,582 for the three months ended September 30, 1999. This resulted in a negative change of $104,306 or 68.4%, which was primarily due to an increase in salaries and employee benefits of $120,601 or 56.2%. An increase of $122,292 in net interest income was largely offset by a $77,500 provision for loan losses.

James L. Wilson, the Company’s Chief Executive Officer and a director as well as a director of Southern Security Bank, voluntarily resigned effective February 1, 2000 to pursue other interests. Mr. Wilson is to receive $180,000 as full and final settlement of all obligations under his Employment Agreement dated June 11, 1992, as amended. Such amount will be payable at the rate of $10,000 per month for 18 months beginning on January 2, 2001. The net present value of this settlement amount (“Wilson Settlement”) of $160,000 was posted on March 30, 2000 as compensation expense in accordance with generally accepted accounting principles. An additional $7,102 was subsequently expensed to achieve the net present value required. In addition, the Company paid Mr. Wilson $43,168 on April 11, 2000, in complete satisfaction of Mr. Wilson’s options for the purchase of common stock.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2000 was $963,175 as compared to $762,670 for the nine months ended September 30, 1999, an increase of $200,505 or 26.3%. Net interest income before provision for loan losses for the three months ended September 30, 2000 was $393,733 as compared to $271,441 for the three months ended September 30, 1999, an increase of $122,292 or 45.1%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to- maturity) and Federal Reserve Bank stock increased by $100,014 from $40,247 for the nine month period ended September 30, 1999, to $140,261 for the nine month period ended September 30, 2000, due primarily to an increase in the average balance of such investments. Interest and fees on loans increased by $56,249 in the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in income from loans outstanding resulted primarily from an increase in fee income generated from the origination of credit facilities.

The interest expense for deposits decreased $100,568 (24.3%) from $413,268 for the nine month period ended September 30, 1999 to $312,700 for the nine month period ended September 30, 2000. Interest expense for deposits decreased $19,276 (14.6%) from $132,410 for the three month period ended September 30, 1999 to $113,134 for the three month period ended September 30, 2000. The deposit interest expense decrease was the result of a reduction in rates offered on interest bearing liabilities and average balances for both the three month and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999. Other interest expense increased from $6,248 for the nine month period ended September 30, 1999 to $86,255 for the nine month period ended September 30, 2000 as the result of the acquisition of liabilities obtained, i.e., securities sold under agreement to repurchase.

OPERATING EXPENSES

Operating expenses increased by $377,091, or 26.8% from $1,409,349 for the nine month period ended September 30, 1999 to $1,783,827 for the nine month period ended September 30, 2000. Operating expenses increased by $144,849, or 31.5% from $459,412 for the three month period ended September 30, 1999 to $604,261 for the three month period ended September 30, 2000. The increase for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 consists primarily of increases in salaries and employee benefits due to an increase in the number of employees in the second and third quarter to generate and support planned growth and the settlement with Mr. Wilson. The net present value of the Wilson Settlement amount of $160,000 was posted on March 31, 2000 as compensation expense in accordance with generally accepted accounting principles. Additionally, there was an increase in other uncategorized expenses of $65,991 or 64.1% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, due primarily to an OREO writedown of $25,000. The writedown occurred in the first quarter of 2000.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank’s loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank’s collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $216,167 at September 30, 2000. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank’s allowance for loan and credit losses was analyzed and deemed to be adequate at September 30, 2000.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ending September 30, 2000 and 1999 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

   PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

             None.

Item 2. Changes in Securities

             On March 31, 2000, the Company completed a private offering of 7,285,714 shares of its Class A common stock at a price of $0.35 per share (the “Offering”). The Offering resulted in the sale of 7,620,767 shares to 65 individuals, all of whom were “accredited investors” within the meaning of Rule 501 of the Securities and Exchange Commission, at an aggregate price of $2,667,273. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the Securities and Exchange Commission for sales by an issuer solely to accredited investors and not involving any public offering.

             As of September 30, 2000, the Company sold 2,850,850 shares of Class A Voting common stock and 855,255 shares of Class B Non-Voting common stock at an aggregate price of $2,351,951. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the Securities and Exchange Commission for sales by an issuer solely to accredited investors and not involving any public offering

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Securities Holders

             None

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

SOUTHERN SECURITY BANK CORPORATION
Dated: November 13, 2000	By: /s/ Harold L. Connell Harold L. Connell, President and Chief Executive Officer
Dated: November 13, 2000	By: /s/ Floyd D. Harper Floyd D. Harper Vice President and Secretary (chief financial officer)

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