Form 10KSB
period 2000-12-31
SOUTHERN SECURITY BANK CORP
filed 2001-04-02
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-22911

SOUTHERN SECURITY BANK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0325364
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1000 Brickell Avenue Suite 900 Miami, Florida 33131
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (305) 702-5520

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

Yes X            No_____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

State issuer's revenues for the most recent fiscal year $2,066,343.

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - There is no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non affiliates as of March 22, 2001 would have been $10,114,421. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2001 is as follows: (i) Class A Voting Common Stock 17,557,422 shares; (ii) Class B Non-Voting Common Stock 1,193,782 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes___; No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Southern Security Bank Corporation (the “Holding Corporation”) is a bank holding company that at December 31, 2000 owned 99.6% of outstanding capital stock of Southern Security Bank (the “Bank”). The Holding Corporation is organized under the law of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. On December 31, 2000, the Holding Corporation and its subsidiary Bank (collectively, referred to herein as the “Company”) had consolidated total assets of $30,256,729, total deposits of $23,708,418, net loans of $16,030,789, and stockholders equity of $ 5,039,831.

The Holding Corporation is located at 1000 Brickell Avenue Suite 900 Miami, Florida 33131. Its telephone number is (305) 702-5520. The Bank’s main office is located at 3475 Sheridan Street, Hollywood, Florida 33021-3607. Its telephone number is (954) 985-3900.

HISTORICAL DEVELOPMENT

The predecessor of the Holding Corporation was incorporated under the laws of Florida on April 8, 1992 under the name PCM Acquisition Group, Inc (“PCM”). PCM was reorganized under Florida law under the name Southern Security Bank Corporation (“SSB”) on June 28, 1993, for the purpose of acquiring control of the Bank, which was then known as Florida First International Bank. The Holding Corporation completed the acquisition of the Bank on December 16, 1993 (the “Acquisition”) through the purchase of 96.6% of its outstanding common stock. Subsequent to the date of Acquisition, the name of the Bank was changed to Southern Security Bank.

On November 10, 1997, SSB was merged (the “Merger”) with Southern Security Financial Corporation, a Delaware corporation (“SSFC”), with the Holding Corporation being the surviving corporation under the name Southern Security Bank Corporation. Prior to the Merger, SSFC had 279 shareholders of record, no substantial assets and no operating history. The Class A Common Stock of SSFC was registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on September 29, 1997. The Merger was effected for the purpose of placing the Holding Corporation in a posture to aid in the eventual development of a trading market in the Company’s Class A Common Stock through: (i) registering the Class A Common Stock under the Exchange Act; (ii) increasing the number of stockholders from 110 to 389; and (iii) reincorporating the Holding Corporation under the law of Delaware.

THE BANK

The Bank, which is the sole subsidiary of the Holding Corporation, is a state chartered banking association engaging in a general commercial and consumer banking business. The Bank's services are provided through its three full-service community banking offices. The Bank engages in general commercial banking providing a wide range of loan and deposit services. Retail services offered by the Bank include installment loans, credit cards, checking accounts, savings accounts, NOW accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also provides a merchant credit card program. The Bank’s installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank also offers safe deposit box services.

CORRESPONDENT RELATIONSHIPS

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself for economic or organizational reasons. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment service, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

The Bank has established correspondent relationships with Independent Bankers Bank of Lake Mary, Florida and Compass Bank of Birmingham, Alabama with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the Bank’s operations.

MARKET AREA

The Bank has three full-service banking offices. The Bank considers its primary market and service area to be Broward, Dade and Palm Beach Counties. The population of Hollywood, where the main office is located, is approximately 125,000, with 53,000 households, and a civilian labor force of 60,000. The density of population is approximately 4,463 persons per square mile. Public school enrollment is at 20,000, with a pupil to teacher ratio of 19.5 to one. Real estate property assessed valuations are approximately $5.8 billion.

The Company converted its loan production office in Miami, Florida to a full-service banking office when regulatory approval was received in March, 2001. Greater Miami is an area of more than 2,000 square miles and a population of 2.06 million. Hispanics represent 50 percent of greater Miami’s total population. With more than 340,000 children in kindergarten through 12th grade, the Miami-Dade County school district ranks as the fourth largest in the country.

Boca Raton, where the Company converted its loan production office to a full-service banking office when regulatory approval was received in March, 2001, has a population of approximately 66,000, with 27,000 households, and a total civilian labor force of 32,000. The density of population is approximately 2,262 persons per square mile. Public school enrollment is 12,800, with a pupil to teacher ratio of 17.6 to one. Real estate property assessed valuation is approximately $8.3 billion.

EMPLOYEES

The Company has 20 full time employees at the Bank level and three employees at the Holding Corporation level. The Bank provides full time employees with group life, health, major medical insurance, and long term disability. None of the employees of the Holding Corporation or the Bank are represented by any collective bargaining units. The Company considers its employee relations to be good.

ENVIRONMENTAL LIABILITIES

Management of the Company is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of the Company.

SEASONAL ASPECTS

Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions.

COMPETITION

The Company operates in a competitive environment, where it must compete with numerous other financial entities. In one or more aspects of its business, the Company competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Company’s market area. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Competition for loans emanates from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Company’s market area offer certain services, such as trust, investment and international banking, which the Company does not offer. To compete, the Bank relies upon competitive products and services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. In those instances where the Company is unable to provide services a customer needs, it seeks to arrange for those services to be provided by other banks with which it has correspondent relationships.

Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks are permitted to merge with banks organized under the law of other states. In addition, as of March 12, 2000, the federal law that restricted banks and securities firms from affiliating was repealed. These changes, together with economic developments in the United States, have lead to a period of consolidation in the banking industry, and may be expected to lead to even greater competition for the Company and for the Company to be placed in competition in the future with financial institutions with which it does not currently compete. As a result, the Company may be expected to encounter intense competition within its market area for the foreseeable future.

INDUSTRY DEVELOPMENTS

Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution’s industry. Because of the uncertainty of the final terms and likelihood of passage of any proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

TRANSACTIONS WITH AFFILIATES

The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no bank may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There exists an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

SUPERVISION AND REGULATION

Upon its initial acquisition (change of control occurred 12/16/93) of a financial institution, the Company “obtained” a charter from the State of Florida for a State bank and a member of the Federal Reserve System. As a Fed-member State Bank, the Bank is subject to the provisions of the Federal Reserve Bank regulations and administrative practices and the Florida Banking Code which is administered by the Florida Department of Banking and Finance (the “FDBF”). The Bank has its deposit obligations insured by the Federal Deposit Insurance Company (“FDIC”) in the maximum individual amounts of $100,000 each, and is subject to regulation by the FDIC. The FDBF supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of Companies and to undertake other various banking services on behalf of its customers.

BANK HOLDING COMPANY REGULATION

The Holding Corporation is a one-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Corporation is required to file periodic reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may conduct examinations of the Holding Corporation and the Bank. Under FRB regulations, the Holding Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

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

BANK REGULATION

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

The FDIC and the FDBF also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment may be deemed to constitute an unsafe and unsound practice. Dividends and management fees from the Bank constitute the sole source of funds for dividends to be paid by the Holding Corporation. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the FDBF, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the FDBF or a federal regulatory agency. Florida law provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company’s total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

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

The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and implemented other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund (“BIF”), under which the Bank pays a statutory assessment. Under FDICIA, annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as a principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also restricts extensions of credit to insiders under the Federal Reserve Act. The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and may be expected to do so in the future. An important function of the FRB System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The federal bank regulatory agencies have an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations. The foregoing is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. Numerous other statutes and regulations have an impact on the operations of the Company and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

LEGISLATIVE IMPACT

The operations of the Company and its subsidiary bank are affected by state and federal legislative changes and by policies of various regulatory authorities. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation’s results of operations.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states’ legislatures, and before the various bank regulatory agencies. Some of these proposals could have significant effects on the way in which the Company and its subsidiaries, and financial institutions in general, conduct their business, and could have significant effects on the Company’s operating results. The Company cannot however, accurately predict what those effects would be.

ADOPTION OF GRAMM-LEACH-BLILEY ACT

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999 which is known as the Financial Services Modernization Act (“FSM Act”), The FSM Act significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the FSM Act repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, management has no plans to pursue these additional possibilities.

Management does not believe that the FSM Act will have an immediate positive or negative material effect on operations. However, the Act may have the result of increasing the amount of competition that our Company faces from larger financial service companies, many of whom have substantially more financial resources than our Company, which may now offer banking services in addition to insurance and brokerage services.

The FSM Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were “closely related to banking.” This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be Well-Capitalized and have at least satisfactory general, managerial and Community Reinvestment Act examination ratings. Effective March 11, 2000, a nonqualifying bank holding company becomes limited to activities that were permissible under the BHCA as of November 11, 1999.

Also effective on March 12, 2000, the FSM Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. It permits a national bank to underwrite, deal in and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be Well- Capitalized, have at least satisfactory general, managerial and Community Reinvestment Act examination ratings and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. Although Southern Security Bank may take advantage of these expanded powers at some point in the future, it does not currently intend to do so.

The FSM Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the FSM Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the FSM Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the FSM Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaces it with a number of more limited exemptions. Thus, previously exempted banks, such as Southern Security Bank, may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

Separately, effective July 1, 2001, or such later date as adopted in implementing standards required to be enacted by May 12, 2000, the FSM Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

INTERSTATE BANKING AND BRANCHING

Florida banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the FDBF, FRB and the FDIC. Any approval by the FDBF, FRB and the FDIC of branching by the Bank would take into consideration several factors, including the Bank’s level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the FDBF, FRB and the FDIC for purposes of determining whether approval should be granted to open a branch office.

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located. The legislation resulted in a number of the Bank’s competitor banks being purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of Florida and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals. The Bank believes it has competed effectively in this market segment by offering quality, personalized service. It is management’s intention to remain a locally based, independent, Florida Bank.

In September 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the “Banking and Branching Act”) became law. The Banking and Branching Act provides that, as of September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted, although states are permitted to require that target banks located within the state be in existence for a period of up to five years before they become subject to the Banking and Branching Act. Additionally, the Banking and Branching Act establishes deposit caps that prohibit acquisitions if the acquirer would thereafter control 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

In addition, the Banking and Branching Act provides that, as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and by opening and maintaining de novo, or new, branches in states other than the states in which the banks maintain their principal place of business. With respect to interstate merger, each state had the opportunity to “opt out” of the interstate merger provisions and, thus, prohibit such activity. With respect to de novo branching, the Banking and Branching Act permits such activity only if a state has “opted in” and specifically allowed such activity. The State of Florida permits interstate branching, both by mergers and by establishing new branches.

Under regulatory guidelines, The Company is “Well-Capitalized” and, therefore, exceeds the “adequately-capitalized” standard required to participate in interstate affiliations with out-of-state banks and bank holding companies.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING

Southern Security Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At the Banks most recent evaluation during 1999, the Federal Reserve Board rated Southern Security Bank “Satisfactory” in complying with its CRA obligations.

MONETARY POLICY

The earnings and growth of the Company and the Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Company cannot be predicted.

CAPITAL ADEQUACY

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FRB. The FRB requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. Under the FRB’s leverage capital requirement, state member banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 2000, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

LOANS

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on mortgage loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan market rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan market rates.

Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors, previous and present customers of the Company and business acquaintances, and walk-ins. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. On mortgage loans, an appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Florida.

Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Company institutes collection procedures. The first notice is mailed to the borrower approximately ten days after the payment is due. A second notice is generated when a payment becomes 30 days past due. Attempts to contact the borrower by telephone or letter generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest and further interest accrual is discontinued.

The Board of Directors is informed on a monthly basis as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Company.

Other Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When property is acquired it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, OREO is carried at the lower of the carrying amount or fair value, less estimated selling costs.

Asset Classification. The regulatory authorities have adopted various regulations regarding problem assets of banks. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a “watch list” and monitored by the Bank.

ALLOWANCE FOR LOAN LOSSES

The Company has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against the Company’s income.

The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

INVESTMENT ACTIVITIES

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. As a FRB member bank, the Bank is required to maintain an investment in FRB stock. The Bank is required under state and federal regulations to maintain a minimum amount of liquid assets.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires the investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

A committee consisting of Bank officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. The Company’s investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Company’s investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because they have low risk capital weighting.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Florida. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. The Bank does not currently accept brokered deposits.

International Banking Facility, (IBF). During 2000, the Bank applied for and received approval from the FRB to operate an International Banking Facility. IBF’s are entitled to obtain demand and time deposits which are not insured by the FDIC. An IBF is also authorized to extend credit. Customers of an IBF are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories.

The Company currently offers certificates of deposit for terms not exceeding 60 months. As a result, the Company believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

Borrowings. The Company has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than a specified percentage of its net withdrawable deposit accounts. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank’s liquidity ratio at December 31, 2000 exceeded the regulatory requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

DEPOSIT INSURANCE

The Bank’s deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operation of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

As a FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund’s reserve ratio as it relates to estimated insured deposits (a ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the “Treasury Department”).

The FDIC Insurance is based on a risk-based assessment schedule based on an institution’s average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “Well-Capitalized,” “Adequately Capitalized” or “Undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Insurance Act (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank is considered “Well-Capitalized”.

FEDERAL AND STATE TAXATION

Federal Taxation: The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.

The following discussion of state tax matters is intended only as a summary and does not purport to be a comprehensive description of the state tax rules applicable to the Bank or the Company. Neither the Holding Corporation or the Bank have been audited by the IRS in the last five years.

State Taxation Florida. The Bank, as a Florida-based corporation is subject to a state corporation and emergency excise tax which is based on income. Florida also has a tangible tax based on the value of personal property owned including investments and loans.

State Taxation Delaware. As a Delaware corporation not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters is located at 1000 Brickell Avenue Suite 900 Miami, Florida 33131 while its mailing address is P.O. Box 6699 Hollywood, Florida 33081-6699. At this location, the Company is provided 300 square feet of office space by it’s President, Mr. Connell, on a monthly basis at no expense.

The Company’s community banking main office is located at Southern Security Bank Building 3475 Sheridan Street, Hollywood, Florida 33021-3607. At that location, the Company leases 5,212 square feet of space for its banking and office requirements under a lease which runs until December 31, 2013.

The Bank’s Boca Raton office which has 1,200 square feet of office space is leased on a month to month basis. The Miami branch office which has 1,325 square feet of office space is leased for a term of five years. Management believes that each of its leased facilities are adequate and well suited to its current operations.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business. Management does not believe that there is any pending proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   There is no public trading market for the Company's common equity.

(b)   On March 22, 2001 there were 751 holders of record of the Company’s Class A Voting Common Stock, and 30 holders of record of the Company’s Class B Non-Voting Common Stock.

(c)   Dividends. The Company has not paid any dividends on its Common Stock since its inception and has no present intention of paying dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The determination of the Board of Directors of the Holding Company to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant. The ability of the Holding Corporation to pay dividends is subject to statutory restrictions on cash dividends applicable to corporations.

Further, the Holding Corporation’s only current source of income on which to pay dividends is through the payment of dividends or management fees by the Bank. The Bank may not declare or pay dividends on its common stock if such payment would cause it to be in violation of restrictions in the Florida Banking Code on the payment of dividends by Florida state banking corporations, such as the Bank.

(d)   Sales of unregistered securities. During the fiscal year ended December 31, 2000, the Company sold the following securities without registration under the Securities Act of 1933:

(1)   Commencing on August 6, 1999, the Company made a private offering at a price of $0.35 per Share of the Company’s Class A Common Stock (the “1999 Offering”). The 1999 Offering resulted in the sale of 7,620,767 Shares to 18 individuals, all of whom were “accredited investors” within the meaning of Rule 501 of the SEC, at an aggregate price of $2,667,268. No underwriters were used, and no underwriting discounts or commissions were paid. The Company made the offering in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

(2)   Commencing on June 30, 2000, the Company initiated a private offering of up to 200 Units at a price of $49,500 per Unit. Each Unit consisted of 60,000 shares of the Company’s Class A Voting Common Stock and 18,000 shares of Class B Non-Voting Common Stock (the “2000 Offering”). The 2000 Offering resulted in the sale of 36.27 Units through December 31, 2000, and of 10.52 Units during 2001 through March 22, 2001, to a total of 39 individuals at an aggregate price of $3,282,955. The Company made the offering in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the securities Act of 19334 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering. No underwriters were used, and no underwriting discounts or commissions were paid in connection with this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward, Dade and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to achieve and sustain profitability, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.

OVERVIEW

The Company’s principal asset is its ownership of a controlling interest in the Bank, which is a State of Florida chartered commercial banking company domiciled in Hollywood, Florida. The Bank, Southern Security Bank, which may be referred to as SSB, is a state chartered commercial bank regulated by the Florida Division of Banking and Finance, as its primary regulator. Since the Bank is a member of the Federal Reserve system, the Bank’s federal regulator is the Federal Reserve Bank of Atlanta.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 60% to 75%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 25% to 40%) is generally held in cash and invested in government guaranteed - investment grade securities. As of December 31, 2000, the Bank had approximately 1,300 deposit accounts and 300 loans outstanding.

The Bank’s profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits) to offset the Bank’s operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to that interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by the Bank’s net interest income plus non-interest income is in excess of the Bank’s other non-interest expenses, operating expenses and loan loss reserves, the Bank should be operating profitably. Noninterest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, deposit insurance premiums paid the FDIC, as well as other operating expenses. NonInterest income consists primarily of loan origination fees, discounts on accounts receivable purchases, service charges and gains on securities transactions.

OPERATING HISTORY

The Company has focused its attention on maximizing asset quality and minimizing expenses. Management believes the Bank currently has high asset quality, and that the Bank’s capital exceeds statutory guidelines. However, management believes that the Bank currently has a low level of earning assets as they relate to operating expenses. Management is seeking to correct this problem by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth.

Although the Company has implemented a program of increasing net loans, which have increased to nearly $16.0 million as of December 31, 2000 from less than $12.8 million at December 31, 1999, this earning asset category requires an additional $17 million growth to bring the Bank to profitability. The loan growth experienced was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Generally, banks maintain an average loan to deposit ratio of 75% and as such, the additional loan growth of $17 million would require another $22.7 million in deposits. Capital infusions in 2000 provided the Bank with the capital necessary to support this growth.

RESULTS OF OPERATIONS

Average Balance Sheet. An analysis of the Company’s average balance sheet levels for the last two years is presented in the following table. The Company’s net interest income increased 36.4% over 1999. This increase was the result of an increase in the deposit base. The average yield/rate for interest-earning assets increased from 8.63% to 9.00% from 1999 to 2000 while the average yield/rate of interest-bearing liabilities increased from 3.86% to 3.99% from 1999 to 2000.

Southern Security Bank Corporation
Average Balance Sheet Analysis

                                                       2000                                 1999
                                           Average              Average          Average              Average
                                           Balance   Interest   Yield/Rate       Balance   Interest   Yield/Rate
                                           -------   --------   ----------       -------   --------   ----------
Assets:                                          (Dollars in Thousands)                (Dollars in Thousands)

Interest-earning assets:
   Investments (1)                           3,091         205       6.63%           871         54        6.20%
   Federal funds sold                        4,103         259       6.31%         3,222        161        5.00%
   Loans receivable (2)                     14,428       1,481      10.26%        13,797      1,329        9.63%
                                            -------      -----    --------       -------      -----      -------
    Total interest earning assets           21,622       1,945       9.00%        17,890      1,544        8.63%
        Noninterest-earning assets           1,930                                 2,516
                                             -----                                 -----
         Total                              23,552                                20,406
                                            ======                                ======

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   NOW and money market accounts             6,335        138        2.18%         4,944         95        1.92%
   Savings accounts                            589         10        1.70%           611         10        1.64%
   Certificates of deposit                   5,608        312        5.56%         8,298        425        5.12%
   Fed Funds Purchased and Securities
    Sold Under Repurchase Agreement          1,735        105        6.05%            0           0        0.00%
         Other                                 100          8        8.00%           100          8        8.00%
                                           -------      -----     --------       -------      -----     --------
      Total interest-bearing liabilities    14,367        573        3.99%        13,953        538        3.86%
                                            ------        ---        -----        ------        ---        -----
      Noninterest bearing liabilities        6,113                                 5,245
      Stockholders' equity                   3,072                                 1,208
                                             -----                                 -----
      Total                                 23,552                                20,406
                                            ======                                ======
Net Interest income and net yield
   on interest-earning assets                1,372      6.35%                      1,006      5.62%
                                            ======     ======                     ======      =====

(1)   Includes investment securities and Federal Reserve Bank stock.

(2)   Includes loans for which the accrual of interest has been suspended.

Net loss for the respective periods of 2000 and 1999 was ($1,361,000) and ($652,000) which represents an increase in the net loss by $709,000 due to a combination of factors as described below.

Analysis of Changes in Interest Income and Interest Expense. Interest income during 2000 was $1,945,000 as compared to $1,544,000 for 1999 due to an increase of $3.7 million in total average earning assets from 1999 to 2000. Interest expense for this period was $573,000 for 2000, and $538,000 for 1999, representing an increase of $35,000, which was due to an increase in the amount of interest bearing deposits held by the Bank and a small increase in rates for deposits. The resultant net interest income was $1,372,000 in 2000 and $1,006,000 for 1999, reflecting an increase of approximately $366,000. Management believes net interest income will continue to grow as the Bank makes use of new capital to increase deposits and fund anticipated loan growth.

The impact of the bank’s strategies can be seen in the table titled Analysis of Changes in Interest Income and Interest Expense. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); (iii) change in rate/volume (change in rate multiplied by change in volume); and (iv) total change in rate and volume.

                                                 Southern Security Bank Corporation
                                     Analysis of Changes in Interest Income and Interest Expense
- ----------------------------------------------------------------------------------------------------------------------

                                                2000 vs. 1999                             1999 vs. 1998
                                        Increase (Decrease) Attributable to      Increase (Decrease) Attributable to

                                  Volume     Rate   Rate/Volume    Net         Volume         Rate  Rate/Volume    Net
                                 ------     ----   -----------    ---         ------         ----  -----------    --

                                                       (Dollars in Thousands)

Interest Income on:
   Investments                         138       4          9        151           (55)      (21)       10        (66)
   Federal funds sold                   44      42         12         98           (99)      (22)        8       (113)
   Loans receivable                     61      87          4        152          (149)        5         0       (144)
                                    ------    ----    --------      -----       -------       --    ------        ---
      Total interest income on
      interest-earning assets          243    133         25         401          (303)      (38)       18       (323)
Interest expense on:
   NOW and money market accounts        27     13          3          43            (3)      (19)        1        (21)
   Savings accounts                      0      0          0           0             4        (1)       (1)         2
   Certificates of deposit            (138)    37        (12)       (113)         (274)      (87)       31       (330)
   Fed Funds Purchased and Sold
    Under Repurchase Agreement           0      0        105         105             0         0         0          0
   Other                                 0      0          0           0            (3)        1         1          2
      Total interest expense on
      interest-bearing liabilities    (111)   (50)        96          35          (276)      106        31       (351)
Increase (decrease) in net
   interest income                     354     83        (71)        366           (27)       68       (13)        28
                                  ========   =====   =========   =========   ==========   ======    ======    =======

Other Income and Expenses. Total other income was $121,000 during 2000 compared with $132,000 for 1999, which represents a decrease of $11,000. Salaries and employee benefits totaled $1,395,000 and $877,000 for 2000 and 1999 respectively, which represents an increase of $518,000. Management has increased the Bank’s staffing levels to strengthen controls and provide resources to enable the Bank to grow assets and deposits. Total other expenses were $1,187,000 and $895,000 for 2000 and 1999, respectively, which represents an increase of $292,000 (32.6%). The increased expense was the result of operations at the two new branch locations and increased activity within the Bank.

Federal Income Taxes. At December 31, 2000, the Company had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of $9,861,000 with specific amounts expiring each year from 2002 through the year 2020. No deferred tax asset has been recognized because the Company’s past results of operations do not indicate that it is more likely than not such net operating losses will be used in the future. Due to the limitations on the amount of losses that may be used in each year, as a result of changes in control, some portion of the losses will never be used.

FINANCIAL CONDITION

Asset/Liability Management. A principal objective of the Bank’s asset/liability management strategy is to minimize the Bank’s exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee (ALCO) of the Bank which establishes policies and monitors results to control interest rate sensitivity.

ALCO examines the extent to which its assets and liabilities are interest rate sensitive and monitors the Bank’s interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income.

If the repricing of the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over- Prime, rate-adjusted-day-of- change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

The ALCO committee evaluates the Bank’s GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps which may limit the level of rate- increases, even though general market interest rates increase. The management of GAP is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets the level of assets and liabilities assumed by bank managers may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

Therefore, Bank management and the ALCO committee’s strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank’s ALCO policy limits for GAP and the Bank’s position with respect to various time traunches at December 31, 2000 are:

        Total Rate-Sensitive Assets, RSA/Total Rate Sensitive Liabilities, RSL = 0.80 to 1.20; the Bank is at 1.48.
        RSA/RSL (0 to 365 days) = 0.80 to 1.20; the Bank is at 1.33
        RSA/RSL (0 to 90 days) = 0.80 to 1.20; the Bank is at 1.77.
        RSA/RSL (91-365 days) = 0.80 to 1.20; the Bank is at 0.73.
        0 to 365 day GAP/Total Assets = +/- 10%; the Bank is at 17.14%.
        0 to 90 day GAP/Total Assets = +/- 10%; the Bank is at 23.00%.
        91 to 365 day GAP/Total Assets = +/- 10%; the Bank is at -5.86%.

The Bank is in a significantly positive GAP position at December 31, 2000. Management believes significant liquidity is necessary to provide funds for the planned growth of the Bank in 2001. Management will attempt to limit the Bank's interest rate risk while continuing to provide for anticipated liquidity needs.

Interest Rate Risk: The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Loan Maturity Schedule: The following schedule sets forth the time to contractual maturity of the Bank’s loan portfolio at December 31, 2000. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

                                                One Year       One to          Over                       Home
                                  Total          or Less      Five Years     Five Years    Nonaccrual     Equity
                                  -----          -------      ----------     ----------    ----------     ------
Residential Real Estate
   Fixed Rate                    2,021,355   $         -   $    338,044   $  1,547,332   $ 135,979       $     -
   Adjustable Rate               1,383,018             -        195,785      1,128,028           -        59,205
Consumer
   Fixed rate                    2,051,510        22,982      1,814,217        212,942           -         1,369
   Adjustable rate                 740,980       305,956         95,663        267,361      72,000             -
Commercial
   Fixed rate                    2,515,614     2,042,143        473,471              0           -             -
   Adjustable rate               2,541,416     1,421,534        935,681        184,201           -             -
Commercial Real Estate
   Fixed rate                      931,903             0        911,568         20,335           -             -
   Adjustable rate               4,201,466       532,759        374,643      2,632,196           -       661,868
Other                               26,417        26,417             -               -           -             -
                             -------------   -----------   ------------   ------------   ---------      --------
                             $  16,413,679   $ 4,351,791   $ 5,139,072   $ 5,992,395   $   207,979   $   722,442
                                              ==========    ===========    ===========    ========     =========
Add deferred loan costs             16,102
                              ------------
                                16,429,781
                              ============

Fixed rate loans due after one year total approximately $5.3 million and adjustable rate loans due after one year total approximately $5.8 million. Adjustable rate loans which reprice after December 31, 2001 total approximately $3.3 million at December 31, 2000.

The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank’s GAP position and, ultimately, its profitability.

Securities Portfolio. The Company’s investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Company’s investment portfolio decreased from 6.56% in 1999 to 6.53% at December 31, 2000.

Southern Security Bank Corporation
Maturities of Investment Securities
December 31, 2000

                              One Year or Less    Through Five Years   Through Ten Years   After Ten Years            Total
                               ---------------    ------------------   -----------------   ---------------     -------------------

                                        Weighted           Weighted            Weighted             Weighted                Weighted
                              Carrying  Average  Carrying  Average  Carrying   Average    Carrying  Average     Carrying    Average
                              Value     Yield    Value     Yield    Value      Yield      Value     Yield       Value       Yield

                                    (Dollars in Thousands)
U.S. Treasury Securities
   Held to maturity           $297,279   6.01%       --        --    $  --      --%        $ --          --%    $297,279    6.01%
   Available for Sale         $     --    -- %       --        --       --      --           --          --           --       --

Mortgage-backed securities:
   Held to maturity                 --    --     42,103     7.11%       --      --           --          --       42,103    7.11%
   Available for Sale               --    --         --        --       --      --      177,573        6.86      177,573    6.86%

U.S. government corporations
and agencies:
   Held to Maturity                 --    -- %       --        --       --      --           --          --           --      --%
   Available for sale        2,993,430   6.54%       --        --       --      --           --          -     2,993,430    6.54%

      Total                 $3,290,709   6.50%  $42,103     7.11%      $--      -- %   $177,573       6.86%   $3,510,385    6.53%
                            ==========   ====   =======     =====     ====     =====   ========       =====   ==========    =====

Asset Quality. The Bank’s management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is accounts receivable purchase financing. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. The Company routinely monitors these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

Displayed below are the percentages of the total loan portfolio as of December 31, 2000 and December 31, 1999:

                                           2000     1999
                                           ----     ----

 Commercial & Industrial Loans:             36%      19%
 Consumer & Installment Loans:              16%      31%
 Residential Mortgage Loans:                20%      22%
 Commercial Mortgage Loans:                 23%      23%
 Accounts Receivable:                        5%       5%

The trends illustrated in the above chart reflect managements continuing efforts to shorten maturities and to increase floating rate earnings assets as opportunities are presented.

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of the value of real estate property could have an adverse impact on the Company’s profitability. As part of the Bank’s loan policy and loan management strategy, the Bank typically limits its loan-to-value ratio to a maximum of 50%-80% depending on the type of real property secured thereby. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

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

Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank’s policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 2000 delinquent loans greater than 30 and less than 90 days totaled $496,000; and Classified loans totaled $101,000.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank, including nonaccrual loans, loans past due 90 days or more and still accruing and real estate owned at December 31, 2000 and 1999.

                                                     2000              1999
                                                     ----              ----
                                                     (Dollars in Thousands)
Nonaccrual loans
  Real estate                                         136                 0
  Commercial                                           72                 0
Accrual loans - Past Due 90 days or more
  Real estate                                         324                 0
  Installment                                           0                80
Restructured loans                                     --                --
Real estate owned                                       0               268
                                                     ----               ---

  Total nonperforming assets                          532               348
                                                      ===               ===

In addition to the assets disclosed above, the Bank had a balance of $29,000 of loans at December 31, 2000 which have been classified as doubtful. Total nonperforming assets have increased in 2000 from 1999 by $164,000. Nonaccrual loans increased by $208,000 and real estate owned decreased by $268,000 due to the sale of the remaining two properties during 2000. Accrual loans over 90 days increased by $244,000. The balance of $324,000 at December 31, 2000, represents one loan which was subsequently renewed.

Allowances for Loan Losses, the reserve, is established though a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collection and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently as necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific identified problem assets/loans, and current anticipated economic conditions that may effect the borrower’s ability to fulfill its contractual commitment(s).

The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                           2000                        1999
                                           ----                        ----
                                                 Amount of                  Amount of
                                 Amount of       Loans to      Amount of    Loans to
                                 Allowance      Gross Loans    Allowance   Gross Loans
                                 ---------      -----------    ---------   -----------
Commercial & Industrial Loans    $   149,076       36%        $ 42,245       19%
Commercial Mortgage Loans             78,240       23%          27,551       31%
Residential Mortgage Loans            82,142       20%          45,919       22%
Consumer & Installment Loans          89,131       16%          64,286       23%
Accounts Receivable                      403        5%           3,675        5%
                                   -----------   ----------     ---------   ----------
Total allowance for loan losses  $   398,992      100%        $183,676      100%
                                 ===========   ==========     =========   ==========

Liabilities and Stockholders’ Equity: The Liability side of the balance sheet has great significance to the profitable operation of a banking company. Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD’s). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

The following table sets forth the Deposit base of the Bank at the close of business on December 31, 2000 and December 31, 1999. The Company views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

Southern Security Bank
Deposit Accounts
December 31, 2000

                                                    2000                                    1999
                                       -------------------------------      ----------------------------------
                                                 Weighted                                 Weighted
                                                  Average      % of                        Average      % of
                                       Amount      Rate       Deposits       Amount         Rate      Deposits
                                       ------      ----       --------       ------         ----      --------

Noninterest bearing accounts:        5,425,425     0.00%      22.88%       3,525,043       0.00%      22.46%
Interest bearing accounts:
   NOW accounts                      6,034,363     1.76%      25.45%       1,893,708       1.70%      12.07%
   Money market deposit accounts     5,812,867     2.62%      24.52%       2,674,489       1.95%      17.04%
   Savings accounts                    605,085     1.64%       2.55%         655,206       1.64%       4.17%
Time deposits                        5,830,678     5.35%      24.59%       6,945,645       5.49%      44.26%
                                    ----------                             ---------
   Total deposits                   23,708,418                            15,694,091
                                    ==========                            ==========

The following table sets forth information with respect to the Company’s return on assets and the return on equity for the years ending December 31, 2000 and 1999, and the ratio of average equity to average assets for those years.

                                                      2000             1999
                                                     (Dollars in Thousands)
                                                     ----------------------

Net loss                                             $(1,361)       $   (652)
Average total assets                                  23,572          20,406
Average total equity                                   3,072           1,208
Return on average assets                               (5.8%)          (3.2%)
Return on average equity                              (44.3%)         (54.1%)
Average Equity to average assets ratio                 13.0%            5.9%

Average total assets increased in 2000 by $3.1 million from 1999 due to managements efforts to grow the Bank. Through the increase of equity from stock sales, the equity to assets ratio increased from 5.9% in 1999 to 13.07% in 2000.

There were no dividends declared in the years ended December 31, 2000 and 1999.

Equity and Capital Resources. The Bank is subject to various regulatory capital requirements administered by Federal and State banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if not undertaken, could have a direct material effect on the Bank’s financial statements and operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

The Bank’s capital accounts and classifications are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2000 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2000 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “SSB” are the capital ratios of Southern Security Bank at December 31, 2000. The column below with the indication “Adequately” is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication “Well” is that regulatory definition for a Well Capitalized banking institution.

     Regulator Definition for each Capital Tier Category      SSB     Adequately   Well

     Tier-2 Capital = Tier-2 Cap/Risk Weighted Assets        26.5%       8.00%     10.0%
     Tier-1 Risk = Tier-1 Cap/Risk Weighted Assets           24.4%       4.00%      6.0%
     Tier-1 Leverage = Tier-1 Cap/Avg Quarterly Assets       16.5%       4.00%      5.0%

EFFECT OF GOVERNMENT POLICY, FUTURE LEGISLATION AND CHANGING FINANCIAL MARKETS

One of the primary determinants of the Company’s future success and profitability is the interest rate differentials obtained by its affiliate banking institution. The Bank’s earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowing and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on its performance than do the effects of inflation.

REGULATORY MATTERS

See Note 16 in the audited financial report for December 31, 2000 regarding “Regulatory Matters.”

ITEM 7. FINANCIAL STATEMENTS

SOUTHERN SECURITY BANK CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2000

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Southern Security Bank Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of Southern Security Bank Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Bank Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Fort Lauderdale, Florida
February 27, 2001

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

ASSETS	2000	1999

Cash and due from banks (Note 2)	$ 1,063,620	$ 1,430,387
Federal funds sold	8,827,000	1,744,933
Total cash and cash equivalents	9,890,620	3,175,320
Securities held to maturity (fair value 2000 $339,363; 1999 $321,527) (Note 3)	339,382	320,908
Securities available for sale (amortized cost 2000 $3,162,074; 1999 $251,621) (Note 3)	3,171,003	247,095
Federal Reserve Bank stock, at cost	208,600	88,600
Loans, net (Notes 4, 13 and 17)	16,030,789	12,788,261
Premises and equipment (Note 5)	274,027	339,707
Other real estate owned	-	267,634
Accrued interest receivable	116,218	107,017
Other assets	226,090	150,021

	$ 30,256,729	$ 17,484,563

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

Liabilities:
Noninterest-bearing deposits	$ 5,425,425	$ 3,525,043
Interest-bearing deposits (Note 6)	18,282,993	12,169,048
Total deposits	23,708,418	15,694,091
Notes payable (Note 8)	0.00	100,000
Securities sold under agreements to repurchase (Note 9)	1,017,305	0.00
Other liabilities	472,438	704,665
Total liabilities	25,198,161	16,498,756
Commitments and contingencies (Notes 14, 16 and 17)
Minority interest in subsidiary	18,737	31,692
Stockholders' equity (Notes 10, 11, and 15):
Preferred stock, 3,800,000 shares authorized, none issued and outstanding, terms determined upon issuance	-	-
Series A voting convertible preferred stock, $.01 par value; $1.50 liquidation value; 1,200,000 shares authorized; none issued and outstanding	-	-
Class A voting common stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 2000 16,954,211 shares; 1999 5,913,050 shares	169,542	59,130
Class B nonvoting convertible common stock, $.01 par value; 5,000,000 shares authorized; issued and outstanding 2000 1,012,818 shares; 1999 none	10,128	-
Capital surplus	11,234,570	5,921,300
Accumulated deficit	(6,383,302)	(5,021,898)

	5,030,938	958,532
Accumulated other comprehensive income (loss)	8,893	(4,417)

Total stockholders' equity	5,039,831	954,115

	$ 30,256,729	$ 17,484,563

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000 and 1999

Years Ended December 31, 2000 and 1999
	2000	1999
Interest income:
Loans, including fees	$ 1,482,089	$ 1,328,510
Securities	204,732	54,449
Federal funds sold	258,181	160,579

	1,945,002	1,543,538
Interest expense	573,042	537,568

Net interest income	1,371,960	1,005,970
Provision for loan losses (Note 4)	278,500	-

Net interest income after provision for loan losses	1,093,460	1,005,970

Other income:
Service charges on deposit accounts	118,791	121,441
Other	2,550	10,707

Total other income	121,341	132,148

Other expenses:
Salaries and employee benefits	1,394,773	877,348
Occupancy and equipment	441,161	345,568
Data and item processing	89,286	85,831
Professional fees	149,109	174,468
Insurance	71,802	93,725
Other	436,118	195,425

Total other expenses	2,582,249	1,772,365

Loss before minority interest in net loss of subsidiary	(1,367,448)	(655,661)
Minority interest in net loss of subsidiary	6,044	4,014

Net loss	$ (1,361,404)	$ (651,647)

Basic and diluted earnings (loss) per share (Note 12)	$ (0.11)	$ (0.12)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

	Comprehensive Income	Preferred Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total

Balance, December 31, 1998		$ -	$ 45,676	$ -	$ 5,537,269	$ (4,370,251)	$ 3,426	$ 1,216,120
Comprehensive income (loss):
Net loss	$ (651,647)	-	-	-	-	(651,647)	-	(651,647)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale (Note 3)	(7,843)	-	-	-	-	-	(7,843)	(7,843)

Comprehensive (loss)	$ (659,490)

Issuance of stock		-	13,454	-	384,031	-	-	397,485

Balance, December 31, 1999		-	59,130	-	5,921,300	(5,021,898)	(4,417)	954,115
Comprehensive income (loss):
Net loss	(1,361,404)	-	-	-	-	(1,361,404)	-	(1,361,404)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale (Note 3)	13,310	-	-	-	-	-	13,310	13,310

Comprehensive income (loss)	$ (1,348,094)

Issuance of common stock (Note 10)		-	109,969	10,128	5,313,474	-	-	5,433,571
Issuance of stock upon exercise of options		-	443	-	(204)	-	-	239

Balance, December 31, 2000		$ -	$ 169,542	$ 10,128	$11,234,570	$(6,383,302)	$ 8,893	$ 5,039,831

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)
Years Ended December 31, 2000 and 1999

	2000	1999

Cash Flows From Operating Activities
Net loss	$ (1,361,404)	$ (651,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion on securities	(65,872)	(3,495)
Provision for loan losses	278,500	-
Provision for losses on other real estate owned	65,831	12,268
Depreciation and amortization	121,666	92,416
Minority interest in net loss of subsidiary	(6,044)	(4,014)
(Increase) decrease in:
Accrued interest receivable	(9,201)	29,837
Other assets	(40,340)	28,067
Increase (decrease) in other liabilities	(232,227)	43,481
Net cash used in operating activities	(1,249,091)	(453,087)
Cash Flows From Investing Activities
Net cash flows from securities	(2,983,055)	52,007
Loan originations and principal collections on loans, net	(3,521,028)	1,890,429
Purchase of premises and equipment	(55,986)	(87,531)
Proceeds from sale of other real estate owned	201,803	68,704
Net cash provided by (used in) investing activities	(6,358,266)	1,923,609
Cash Flows From Financing Activities
Net increase in securities sold under repurchase agreements	1,017,305	-
Net increase (decrease) in deposits	8,014,327	(4,549,956)
Principal payment on notes payable	(100,000)	-
Purchase of minority interests in subsidiary	(42,785)	-
Proceeds from issuance of stock	5,433,810	397,485
Net cash provided by (used in) financing activities	14,322,657	(4,152,471)
Net increase (decrease) in cash and cash equivalents	6,715,300	(2,681,949)
Cash and cash equivalents:
Beginning	3,175,320	5,857,269
Ending	$ 9,890,620	$ 3,175,320

See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Southern Security Bank Corporation (the “Company”) provides a full range of banking services to individual and corporate customers in Southeast Florida through its subsidiary bank.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Southern Security Bank Corporation and its majority-owned subsidiary, Southern Security Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation: The financial statements of Southern Security Bank Corporation and its subsidiary have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry. In preparing the financial statements, the Company’s management is required to make estimates and assumptions which significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the fair value of securities. Actual results could differ from those estimates.

Cash and cash flows: Cash and cash equivalents includes cash and due from banks, and federal funds sold. For purposes of reporting cash flows, loans, deposits, federal funds purchased and securities sold under repurchase agreements are reported net. The Bank maintains deposits with financial institutions which are in excess of federally-insured amounts.

Investment securities: Debt securities that the Bank has the positive intent and ability to hold until maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains or losses, net of the related deferred tax effect, reported as a separate component of other comprehensive income. Management determines the appropriate classification of securities as each individual security is acquired. In addition, the appropriateness of such classification is reassessed at each balance sheet date.

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

Loan origination and commitment fees and certain direct loan origination costs are being deferred and recognized over the expected life of the related loan as an adjustment of yield. The Bank is generally amortizing these amounts over the contractual life using the interest method. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Interest income is recognized on those loans only upon receipt. Accrual of interest is generally resumed when the customer is current on all principal and interest payments.

A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	5 - 10
Furniture and equipment	3-12

Other real estate owned: Real estate acquired through foreclosure or deed in lieu of foreclosure represents specific assets to which the Company has acquired legal title in satisfaction of indebtedness. Such real estate is recorded at the property’s fair value at the date of foreclosure (cost). Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated cost to dispose are recorded as necessary. Revenues and expenses related to holding and operating these properties are included in operations.

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

Stock-based compensation: The Bank has elected to use the intrinsic valuation method prescribed under Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees to account for stock-based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

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

The fair value estimates presented are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: In June 2000, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because the Bank has not used derivatives in the past, management does not anticipate that the adoption of the new Statement will have a significant effect on the Bank’s earnings or financial position.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain reserve balances in cash or on deposit, based on a percentage of deposits. Required reserve balances were completely satisfied by cash on hand at December 31, 2000 and 1999.

Note 3. Investment Securities

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 2000 and 1999 are summarized as follows:

	2000
	Amortized Cost	Unrealized Gains	Gross Unrealized Losses	Gross Fair Values
U.S. Treasury securities	$297,279	$ -	$ (230)	$297,049
Mortgage-backed securities	42,103	211	$ -	42,314

	$339,382	$ 211	$ (230)	$339,363

	1999
	Amortized Cost	Unrealized Gains	Gross Unrealized Losses	Gross Fair Values
U.S. Treasury securities	$249,763	$ 355	$ -	$250,118
Mortgage-backed securities	71,145	413	$ (149)	71,409

	$320,908	$ 768	$ (149)	$321,527

The amortized cost and fair values of securities held to maturity at December 31, 2000, by contractual maturity, are shown below.

	Amortized Cost	Fair Values
Due in one year or less	$297,279	$297,049
Mortgage-backed securities	42,103	42,314

	$339,382	$339,363

No securities held to maturity were called in 2000 or 1999.

Securities available for sale: The amortized cost and fair values of securities available for sale as of December 31, 2000 and 1999 are summarized as follows.

	2000
	Amortized Cost	Unrealized Gains	Gross Unrealized Losses	Gross Fair Values
U.S. Government agencies and corporations	$2,987,118	$ 6,312	$ -	$2,993,430
Mortgage-backed securities	174,956	2,731	$ (114)	177,573

	$3,162,074	$ 9,043	$ (114)	$3,171,003

	1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities	$249,763	$ 355	$ -	$250,118
Mortgage-backed securities	71,145	413	$ (149)	71,409

	$320,908	$ 768	$ (149)	$321,527

The U. S. Government agency and corporation security matures in 2001. Contractual maturities of mortgage-backed securities available for sale are not disclosed because they are not due at a single maturity date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

There were no sales of securities available for sale in 2000 or 1999.

Securities available for sale with a carrying amount of approximately $2,993,000 at December 31, 2000 were pledged as collateral on securities sold under agreements to repurchase. No securities available for sale were pledged at December 31, 1999.

Changes in the unrealized gain (loss) on securities available for sale are as follows:

	Year Ended December 31,

	2000	1999

Unrealized holding (losses) gains arising during the period	$ 13,455	$ (8,038)
Less reclassification adjustment for gains (losses) realized in net income	-	-

Net unrealized gains (losses), before tax (expense) benefit	13,455	(8,038)
Tax (expense) benefit	-	-

Other comprehensive income (loss) before minority interest	13,455	(8,038)
Minority interest in other comprehensive (income) loss of subsidiary	(145)	195

Other comprehensive income (loss)	$ 13,310	$ (7,843)

Note 4. Loans

The composition of net loans as of December 31, 2000 and 1999 is as follows:

	2000	1999

Commercial	$ 5,057,030	$ 2,778,170
Commercial real estate	5,133,369	2,998,995
Residential real estate	3,404,373	2,854,232
Consumer	2,792,490	4,068,198
Other	26,417	254,676

	16,413,679	12,954,271
Allowance for loan losses	(398,992)	(183,676)
Deferred loan fees and unamortized premiums, net	16,102	17,666

Loans, net	$ 16,030,789	$ 12,788,261

Activity in the allowance for loan losses for the years ended December 31, 2000 and 1999 was as follows:

	2000	1999

Balance, beginning	$ 183,676	$ 271,499
Amounts charged off:
Commercial loans	(41,382)	-
Consumer loans	(48,583)	(108,284)
Provision for loan losses	278,500	-
Recoveries of amounts charged off:
Consumer loans	26,781	20,461

Balance, ending	$ 398,992	$ 183,676

The Bank’s recorded investment in impaired loans was approximately $72,000 and $45,000 at December 31, 2000 and 1999, respectively. The specific allowance associated with impaired loans, and included in the allowance for loan losses at December 31, 2000 and 1999, was approximately $72,000 and $22,000, respectively. The average recorded investment in impaired loans during 2000 and 1999 was approximately $48,000 and $30,000, respectively. Interest income on impaired loans, recognized for cash payments received in 2000 and 1999, was not significant.

Note 5. Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation as of December 31, 2000 and 1999 are as follows:

	2000	1999

Leasehold improvements	$ 676,369	$ 716,429
Furniture and equipment	501,560	635,541

	1,177,929	1,351,970
Less accumlated depreciation and amortization	903,902	1,012,263

	$ 274,027	$ 339,707

Note 6. Deposits

The composition of interest-bearing deposits at December 31, 2000 and 1999 is as follows:

	2000	1999

Now accounts	$ 6,034,363	$ 1,893,708
Money market accounts	2,674,489	2,745,687
Savings accounts	605,085	655,206
Certificates of deposit less than $100,000	3,488,270	4,824,914
Certificates of deposit of $100,000 or more	2,342,408	2,120,731

Total	$ 12,169,048	$ 15,105,654

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,00	$100,000 and Over	Total

Three months or less	$ 866,230	$ 867,600	$ 1,733,8830
Over three through six months	737,831	665,010	1,402,841
Over six through twelve months	1,261,903	709,798	1,971,701
Over one through two years	594,215	100,000	694,215
Over two through three years	28,091	-	28,091

	$ 3,488,270	$ 2,342,408	$ 5,830,678

Note 7. Income Taxes

The net cumulative tax effects of the primary temporary differences as of December 31, 2000 and 1999 are shown in the following table:

	2000	1999

Deferred tax assets:
Allowance for loan losses	$ 125,900	$ 55,200
Other real estate owned	5,600	28,300
Premises and equipment	99,100	76,700
Net operating loss carryforward	3,710,700	3,262,500
Accrual to cash conversion for income taxes	46,800	135,000

Total deferred tax assets	3,988,100	3,557,700

Deferred tax liabilities:
Securities available for sale	(14,500)	-
Deferred loan costs	-	(2,800)

	(14,500)	(2,800)

	(14,500)	(2,800)
	3,973,600	3,554,900
Valuation allowance for deferred tax assets	(3,973,600)	(3,554,900)

Net deferred tax assets	$ -	$ -

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased by $418,700 and $265,300 during the years ended December 31, 2000 and 1999, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2000 and 1999, because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

The Company has available federal net operating loss carryforwards approximating the following at December 31, 2000:

Expiring December 31,	Amount

2002	$ 143,000
2003	$ 998,000
2004	$ 500,000
2005	$ 759,000
2006	$ 526,000
2007	$ 935,000
2008	$ 905,000
2009	$ 872,000
2010	$ 898,000
2011	$ 288,000
2012	$ 844,000
2018	$ 328,000
2019	$ 573,000
2020	$ 1,292,000

$ 9,861,000

Note 8. Notes Payable

The Company had an unsecured note payable to a trust affiliated with a stockholder in the amount of $100,000 at December 31, 1999. The note was paid in full during 2000.

Note 9. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Note 10.

During 1998, the Company sold 251,303 units under a private offering at a price of $5 per unit. Each unit sold consisted of one share of Class A common stock and a warrant to purchase one additional share of Class A common stock at a price of $7.50, which expires September 30, 2001. Effective February 8, 1999 through March 25, 1999, the Company offered to permit the holders of the warrants discussed above to purchase 10 shares of Class A common stock for $5.00 through the early exercise of such warrants. A total of 84,500 warrants were tendered under the offer, resulting in the issuance of 845,000 shares and net proceeds of $397,485. In June 1999, the Company offered to permit the remaining warrant holders to exchange those warrants for 3 shares of Class A common stock. All remaining warrants were tendered under this offer resulting in the issuance of 500,409 shares.

In March 2000, the Company received proceeds of $2,667,268 upon the issuance of 7,620,767 shares of Class A common stock at a price of $0.35 per share under a private offering.

The Class B non-voting common stock is automatically convertible, on a share for share basis, into Class A voting common stock on the effective date of a registation statement with respect to an initial public offering of the Class A common stock.

Effective June 30, 2000, the Company initiated a private offering for the sale of up to 12,000,000 million shares of Class A common stock and 3,600,000 shares of Class B common stock. Each unit sold under the offering includes 10 shares of Class A common stock at a price of $0.75 per share and 3 shares of Class B common stock at a price of $0.25 per share. Through December 31, 2000, 3,376,061 shares of Class A common stock and 1,012,818 shares of Class B common stock had been issued under the offering, resulting in total proceeds of $2,766,542, net of offering costs of $18,921.

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

Note 11. Officer and Stock-Based Compensation

The Company has recognized liabilities totaling approximately $143,000 and $277,000 at December 31, 2000 and 1999, respectively for additional amounts due to officers for services performed in connection with their employment agreements.

Options for the purchase of stock in Southern Security Bank

Under the Incentive Stock Option Plan (the “Plan”) adopted by the Bank in 1988, the Bank granted options for the purchase of approximately 540,000 shares of Bank common stock. All directors, officers and employees of the Bank were eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant, but in no event may the price be less than the par value of such stock. Options granted under the plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expired July 1, 2000, and no additional options may be granted under the Plan. No options were granted under the Plan in 2000 or 1999. The weighted-average remaining life of options outstanding at December 31, 2000 and 1999 is 3 and 4 years, respectively.

A summary of the options for the purchase of common stock of the Bank outstanding as of December 31, 2000 and 1999, and changes during the years then ended is presented in the following table.

	2000		1999

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	525,620	$ 1.00	527,060	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(212,530)	1.00	(1,440)	1.00
Outstanding at end of year	313,090 =======	1.00	525,620 =======	1.00
Options exercisable at year-end	313,090 =======	1.00	525,620 =======	1.00

Options for the purchase of stock in Southern Security Bank Corporation

The Company has granted stock options for the purchase of shares of Class A common stock of the Company to directors of the Company under various compensation agreements and actions of the Board of Directors, representing a majority of the stockholders. All options for the purchase of common stock of the Company expire from 5 to 10 years from the date of issue.

A summary of the options for the purchase of common stock of the Company outstanding as of December 31, 2000 and 1999, and changes during the years then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.2% and 6.0%, respectively, expected lives of 5 years and 9 years, and no dividends. Volatility was assumed to be zero because there is currently no market for the Company’s stock.

	2000		1999

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,172,956	$ 1.86	916,048	$ 1.18
Granted	398,865	0.40	256,908	4.30
Exercised	(44,333)	0.01	-	-
Forfeited	(416,190)	2.49	-	-
Outstanding at end of year	1,111,298 =========	1.18	1,172,956 =========	1.86
Options exercisable at year-end	811,298 =======	1.18	1,172,956 =========>	1.86
Weighted-average fair value of options granted during the year		$ 0.09		$ 1.79

The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

0.00 - .50	835,700	4.9 years	0.35	535,700	0.35
1.25 - 1.80	107,260	6.8	1.68	107,260	1.68
5.00	168,338	8.1	5.00	168,338	5.00

The Company and its subsidiary apply APB Opinion 25 and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for the stock options discussed above. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and loss per common share and common equivalent share would have been increased to the pro forma amounts indicated below:

		2000	1999

Net loss	As reported	$ (1,361,403)	$ (651,647)
	Proforma	(1,378,000)	(1,137,000
Basic earnings (loss) per share	As reported	(0.11)	(0.12)
	Proforma	(0.11)	(0.21)

Note 12. Earnings Per Share

Following is information about the computation of the earnings per share data for the years ended December 31, 2000 and 1999:

	Numerator (Net Loss)	Denominator (Shares)	Per-Share Amounts

2000:
Basic and diluted earnings (loss) per share, income available to common stockholders	$ (1,361,404)	12,145,072	$ (0.11)

1999:
Basic and diluted earnings (loss) per share, income available to common stockholders	$ (651,647)	5,544,289	$ (0.12)

Options for the purchase of 1,111,298 and 1,172,956 shares at December 31, 2000 and 1999, respectively, have not been included in the computation of diluted earnings per share for 2000 and 1999 because their inclusion would have been antidilutive as a result of losses being reported for these years.

Note 13. Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Aggregate loans to, or guaranteed by, these related parties at December 31, 2000 and 1999 and the activity therein for the years then ended was as follows:

	2000	1999

Balance, beginning	$ 291,933	$ 427,096
New loans	-	59,605
Repayments	(228,951)	(194,768)

Balance, ending	$ 62,982	$ 291,933

Note 14. Leases

The Bank leases its facilities under a noncancelable agreement which expires December 31, 2013. The approximate future minimum lease payments under this lease as of December 31, 2000, are as follows:

Year Ending December 31,	Amount

2001	$ 184,509
2002	194,234
2003	194,233
2004	194,233
2005	194,233
Thereafter	1,330,201

Total minimum lease payments	$ 2,291,643

Total lease expense for the years ended December 31, 2000 and 1999 approximated $230,000 and $180,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 15. Restrictions on Retained Earnings and Regulatory Capital Requirements

The Company's only source of income on which to pay dividends is through the payment of dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no retained earnings were available for dividend declaration without regulatory approval.

The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Bank meets all capital adequacy requirements required by law as of December 31, 2000.

The Bank’s actual capital amounts and ratios are also presented in the table below:

                                                                                       To Be Adequately Capitalized
                                                                 For Capital              Under Prompt Corrective
                                          Actual               Adequacy Purposes             Action Provisions
                              -------------------------------------------------------------------------------------
As of December 31, 2000:
  Total Capital (to
     Risk-Weighted Assets)      $   5,074,444      26.5%      1,531,628       8.0%       $ 1,531,628      8.0%
  Tier I Capital (to
     Risk-Weighted Assets)          4,675,452      24.4         765,814       4.0            765,814      4.0
  Tier I Capital (to
     Average Assets)                4,675,452      16.5       1,134,120       4.0          1,134,120      4.0

As of December 31, 1999:
  Total Capital (to
     Risk-Weighted Assets)          1,678,766      12.9       1,043,930       8.0          1,043,930      8.0
  Tier I Capital (to
     Risk-Weighted Assets)          1,515,398      11.6         521,965       4.0            521,965      4.0
  Tier I Capital (to
     Average Assets)                1,515,298       8.4         722,920       4.0            722,920      4.0

Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.

Note 16. Regulatory Matters

On January 25, 2001, the Federal Reserve Bank of Atlanta (the “FRB”), terminated its April 13, 1995 Written Agreement with Southern Security Bank Corporation and the November 13, 1998 Written Agreement with Southern Security Bank. Accordingly, the Department of Banking and Finance of the State of Florida also terminated its interest in the November 13, 1998 written agreement.

Note 17. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Bank is a party to financial instruments with off- balance-sheet risk in the normal course of business, to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

These commitments were as follows at December 31, 2000 and 1999:

	2000	1999

Commitments to extend credit (unfunded)	$ 2,771,910	$ 1,458,212
Standby letters of credit	27,500	43,300
	$ 2,799,410	$ 1,501,512

Commitments to extend credit are commitments to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate.

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

Contingencies: In the normal course of business, the bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements.

In addition, the Company has executed employment agreements with two individuals who are both officers and directors of the Company. The agreements include provisions requiring termination payments equal to the officer's total annual compensation upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.

The Company had executed an employment agreement with an individual who was both an officer and a director of the Company. Under the terms of the agreement, the Company had agreed to pay a base salary of $125,000 per year, to grant semiannual options for the purchase of Class A Common Stock and to provide certain other benefits and compensation. The employment agreement also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.

In February 2000, the individual referred to above voluntarily terminated his employment with the Company. Under the terms of the agreement reached at termination, the Company agreed to pay such individual, in addition to amounts accrued for services rendered through the date of termination, a) $43,168 in exchange for all of the individual’s options to purchase shares of the Company or the Bank, and b) $10,000 per month for a period of eighteen months commencing January 2, 2001, subject to regulatory approval. The Company recognized a liability equal to the present value of the above payments at the date of such termination. On November 15, 2000, the payable of $10,000 per month was settled in full for $150,000.

Financial instruments with concentration of credit risk: The Bank makes commercial, residential and consumer loans to customers primarily in Southeast Florida. A substantial portion of its debtors’ abilities to honor their contracts is dependent upon the local economy. The economy of the Bank’s primary market area is not heavily dependent on any individual economic sector.

Interest rate risk: The Bank assumes interest rate risk as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to manage interest rate risk. However, borrowers with fixed-rate obligations are more likely to prepay in a falling rate environment and less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to manage interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 18. Additional Cash Flow Information

	Year Ended December 31,

	2000	1999

Cash flows from securities:
Securities available for sale:
Maturities, calls, and paydowns	$ 78,887	$ 324,816
Purchases	(2,958,450)	(299,970)
Securities held to maturity:
Maturities and paydowns	1,029,032	31,461
Purchases	(1,012,524)	-
Purchases of Federal Reserve Bank stock	(120,000)	(4,300)

	$ (2,983,055)	$ 52,007

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 658,798	$ 603,031
Supplemental Schedule of Noncash Investing and
Financing Activities
Issuance of 500,409 shares of Class A Common Stock
in exchange for warrants		5,004

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

Off-balance-sheet instruments: Fair values for the Bank’s off-balance-sheet instruments, primarily lending commitments, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value for such commitments are nominal.

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

        Other liabilities: The carrying amount of other liabilities approximates their fair value.

Following is a summary of the carrying amounts and approximate fair values of the Company's financial instruments at December 31, 2000 and 1999:

	2000

	Carrying Amount	Fair Value

Cash and cash equivalents	$ 9,890,620	$ 9,890,620
Investment securities (including Federal Reserve Bank stock)	3,718,985	3,718,966
Loans receivable	16,030,788	16,017,762
Accrued interest receivable	116,218	116,218
Deposits	23,708,418	23,733,044
Other liabilities	472,438	472,438
Commitments to extend credit	-	-
	1999

	Carrying Amount	Fair Value

Cash and cash equivalents	$ 1,430,387	$ 1,430,387
Investment securities (including Federal Reserve Bank stock)	656,603	657,236
Loans receivable	12,788,261	12,690,000
Accrued interest receivable	107,017	107,017
Deposits	15,694,091	15,624,521
Other liabilities	804,665	804,665
Commitments to extend credit	-	-

Note 20. Parent Company Only Financial Statements

Condensed financial statements for Southern Security Bank Corporation only are presented below:

SOUTHERN SECURITY BANK CORPORATION
PARENT COMPANY ONLY BALANCE SHEETS
December 31, 2000 and 1999

ASSETS	2000	1999

Cash	$ 539,118	$ 455
Investment in Southern Security Bank	4,683,621	1,484,810

	$ 5,222,739	$ 1,485,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes payable	$ -	$ 100,000
Other liabilities	182,908	431,151

Total liabilities	182,908	531,151
Stockholders' equity	5,039,831	954,114

	$ 5,222,739	$1,485,265

Southern Security Bank Corporation
Parent Company Only Statements of Operations
Years Ended December 31, 1999 and 1998

	2000	1999

Equity in net loss of Southern Security Bank	$ (833,902)	$ (163,944)

Expenses:
Salaries and benefits	382,763	249,526
Interest expense	8,000	8,248
Other expenses	136,739	159,962

Total expenses	527,502	487,703

Net loss	$(1,361,404)	$ (651,647)

Southern Security Bank Corporation
Parent Company Only Statements of Cash Flows
Years Ended December 31, 1999 and 1998

	2000	1999

Net loss	$ (1,361,404)	$ (651,647)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of Southern Security Bank	833,902	163,944
Other	(224,860)	97,565

Net cash used in operating activities	(752,362)	(390,138)
Net cash used in investing activities
Investment in Southern Security Bank)	(4,042,785)	(75,000)
Net cash provided by financing activities	5,333,810	397,485

Increase (decrease) in cash and cash equivalents	538,663	(67,653)
Cash and cash equivalents:
Beginning	455	68,108

Ending	$ 539,118	$ 455

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT : COMPANY OFFICERS AND DIRECTORS

 Name                  Term         Age          Position                 Position Since

 James F. Partridge    2 yr.        71          Chairman of the Board     April, 2000

 Harold L. Connell     3 yr.        58          President and CEO         February, 2000

 Philip C. Modder      1 yr.        60          Director                  June, 1992

 Timothy S. Butler *   2 yr.        51          Director                  December, 1992

 Eugene J. Strasser    1 yr.        54          Director                  December, 1992

 Harold C. Friend      3 yr.        54          Director                  December, 1994

 R. D. Butler, Jr. *   3 yr.        52          Director                  December, 1994

 G. Carlton Marlowe    2 yr.        52          Director                  February, 2000

 Floyd D. Harper       - -          51          Vice President,           April, 1997
                                                Secretary and Treasurer

*  Timothy S. Butler and R. D. Butler, Jr. are cousins.

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

James F. Partridge: Mr. Partridge, Chairman of the Board of Southern Security Bank Corporation and serves as Chairman of the Audit & Examining and Compensation Committees. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of directors and is Chairman of its Executive & Planning Committee. He joined the Management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978.

Harold L. Connell: Mr. Connell, President & CEO of Southern Security Bank Corporation is currently a partner with Connell Perrone Capital Group in Miami, Fl, a consulting group formed by Connell in 1997. Connell's banking career spans two decades with such organizations as First Financial in Tampa, Atlantic Bank in Jacksonville, The European American Bank in New York City and Meritor Savings Bank in Philadelphia. In Miami, Connell was Chief Financial Officer of Pan American Banks, a New York Stock Exchange firm that was acquired by NCNB, now Bank America, in 1986. From 1989 to 1992 Connell was president and CEO of Sendero Corporation, a wholly owned subsidiary of Fiserv, a consulting and software development firm specializing in assisting bank management in managing interest- rate risk or asset liability management for financial institutions. During his three years with Sendero, the company's client base exceeded 1,000 banks worldwide.

Philip C. Modder: Mr. Modder, Director of the Company, served as President of Southern Security Bank Corporation from 1992 to February 2000 and has been involved in the banking industry in Palm Beach County for over 25 years. Modder was educated at the University of Wisconsin, Racine, Wisconsin, Evangel College, Springfield, Mo., Palm Beach Junior College, Lake Worth, Fl., and Florida Atlantic University, which granted him a B.S. Degree in 1969, in the academic areas of Finance and Accounting. Prior to organizing the subject Company, Mr. Modder was President and Chief Executive Officer and organizing director of Mizner Bank located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County. In 1988, Caribank of Palm Beach County was merged into its parent, Caribank of Dania. Prior to that time, Modder previously served as Senior Vice President and Area Manager of Atlantic National Bank for five years and Vice President and Branch Manager for eight years at Sun Bank. Mr. Modder serves as a Director and was a past Chairman of the Boca Raton Chamber of Commerce, and also serves as Chairman of the Boca Raton Airport Authority. Mr. Modder has also served as an instructor for the American Institute of Banking.

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

Eugene J. Strasser, M.D.: Dr. Strasser did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, Maryland where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own small, private hospital, Cosmeplast Center, in Coral Springs, Florida, where he has practiced medicine since 1981.

Harold C. Friend, M.D.: Dr. Friend has been a resident of South Florida for 22 years. He received his B.A. from the University of Texas, and his MD. degree from the University of Texas Southwestern Medical School in 1972. Friend is a board-certified Neurologist, practicing in Boca Raton. He has been active in numerous business activities, including past membership of the Mizner Bank's Advisory Board, President of Puget Sound Yellow Taxi, Inc. a transportation company located in Seattle, Washington from June of 1993 to October, 1996, and President of the Neuroscience Center in Boca Raton, Florida from June 1985 to the present. As to civic involvement, Dr. Friend has held past and present positions with the Southern Region of the Boy Scouts, Executive Board of United Way, and the Local and International Rotary. Dr. Friend's biography is published in multiple editions of Who's Who of the South and South West, and the World.

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

G. Carlton Marlowe: Mr. Marlowe, has served as director of Southern Security Bank since 1999 and was elected by the Board of Directors to serve as a Director of the Company on February 25, 2000. Mr. Marlowe has been a partner of the law firm of G. Carlton Marlowe, P.A. since 1994. Mr. Marlowe is Vice President of The Marlowe Corporation and a Partner of The Marlowe Family Limited Partnership, two family related entities that have their beginnings with the family banks in Kentucky dating to 1929.

Floyd D. Harper: Mr. Harper, who has been Vice President of the Company since 1997 (and Senior Vice President and Cashier of the Bank since 1994), graduated with honors from Northwood University, West Palm Beach, Florida with a Business Administration Degree, received a Degree from University of Virginia Graduate School of Retail Bank Management, and has been designated a Certified Consumer Credit Executive thereby. From January 1993 to October 1994, Harper was engaged by the Resolution Trust Corporation in the disposition of failed banking institutions of over $12 Billion, as Regional Vice President, Branch Administration, and dealt with deposit acquisition and operational efficiency. Prior to 1993, Harper was Executive Vice President, Chief Operating Officer for Southern National Bank, was Vice President & District Manager for Chase Manhattan Bank (Florida) handling upscale lending, and served with Atlantic National Bank and Barnett Bank in South Florida.

NOMINATIONS

The Holding Corporation: At the board of directors meeting held on January 11, 2001, Mr. Hugo A. Castro, age 58, was nominated to be a director, subject to regulatory approval. Mr. Castro is currently the President, Chief Executive Officer and a Director of Southern Security Bank. Mr. Castro previously served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida during 1999. Mr. Castro was an Executive Vice President with TotalBank in Miami, Florida from 1996 through 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, Miami, Florida, having joined Intercontinental upon the acquisition of Commercial Trust Bank, Miami, Florida in 1993. Mr. Castro was the President and a founding shareholder of Commercial Trust Bank, Miami, Florida from 1988 to 1993. It is anticipated that Mr. Castro's nomination will be presented for a vote of the Company's shareholders at the next annual meeting.

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

Based solely on review of the copies of Section 16(a) reports furnished to the Company, the Company believes that none of the foregoing persons failed to file during 2000 on a timely basis, as disclosed in those forms, reports required to be filed by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF MANAGEMENT

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 2000, 1999, and 1998. The table includes information on the Company's President and CEO , Harold L. Connell, Director and former President, Philip C. Modder, and its former Chief Executive Officer, James L. Wilson, (collectively, the "Named Executive Officers"). No other current executive officer earned more than $100,000 in salary and bonus in 2000.

                                        Annual Compensation          Long-Term Compensation

                                                                      Securities
      Name and                                        Other Annual    Underlying  LTIP      Other
Principal Position          Year         Salary       Compensation    Options/    Layouts  Compensation
                                                                       SARs (#)
- -------------------------------------------------------------------------------------------------------

Harold L. Connell,           2000        $125,000     $ 6,000(1)     125,000       -0-      $ -0-
President and CEO            1999        $      0     $     0(1)           0       -0-      $ -0-
                             1998        $      0     $     0(1)           0       -0-      $ -0-
- -------------------------------------------------------------------------------------------------------

Philip C. Modder, Director   2000        $ 13,049     $     0         23,865       -0-      $ -0-
                             1999        $125,000     $17,000(1)     128,454       -0-      $ -0-
                             1998        $175,000     $17,000(1)      52,538       -0-      $ -0-
- -------------------------------------------------------------------------------------------------------
James L. Wilson, former      2000        $125,000     $17,000(1)           0       -0-      $ -0-
Chief Executive Officer      1999        $125,000     $17,000(1)     128,454       -0-      $ -0-
                             1998        $175,000     $17,000(1)      52,538       -0-      $ -0-

(1)        Includes Term Life Insurance premiums and automobile allowances of $10,800 to Messrs. Modder and Wilson. Includes $6,240 automobile allowance to Mr. Connell

The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 2000.

                                  Option / SAR Grants in Last Fiscal Year

                 Number of Securities    % of Total Options/SAR's   Exercise or   Expiration
                  Underlying Options/    Granted to Employees in     Base Price      Date
Name                SAR's Granted              Fiscal Year           ($/Share)
- --------------------------------------------------------------------------------------------
Harold L. Connell       125,000                     31%                $0.35      4/01/2005
Hugo A. Castro          250,000                     63%                $0.35      6/30/2005
Philip C. Modder         23,865                      6%                $1.25      1/01/2010

The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.

                    Aggregated Option/SAR Exercises in Last Fiscal Year
                            and Fiscal Year-End Option SAR Values

                                                       Number of
                                                       Securities        Value of
                                                       Underlying        Unexercised
                                                       Unexercised       In-the-Money
                                                       Options/SAR's     Options/SAR's
                                                       at FY-End         at FY-End
                   Shares Acquired                     Exercisable/      Exercisable/
Name                on Exercise    Value Realized      Unexercisable     Unexercisable(1)
- --------------------------------------------------------------------------------------
Harold L. Connell      -0-              -0-              25,000 /100,000    $-0-(2)
Philip Modder       44,333          $ 239.40            444,489 / 0         $-0-(3)
James Wilson           -0-              -0-                   0 / 0         $-0-

(1)      There is no market for the Company's Common Stock, and any shares issued upon exercise of the options would have been restricted under the Securities Act.
(2)      Average option exercise price was $0.35 per share.
(3)      Average option exercise price was $0.43 per share

EMPLOYMENT AGREEMENTS

Harold L. Connell has an Employment Agreement with Southern Security dated April 25, 2000 that expires March 31, 2001 unless either party notifies the other, sixty days prior to the ending date. No such notice was delivered in 2001. Mr. Connell’s Employment Agreement provides that he will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan. Mr. Connell’s Employment Agreement also provided for the grant to him of options to purchase 125,000 shares of Class A common stock at $.35 per share that vested as to 25,000 shares on April 1, 2000, and as to the options for the remaining 100,000 shares, one third at the end of each successive year. The options are exercisable for a period of 5 years after vesting, but terminate 90 days after his separation from employment for any reason.

Philip C. Modder has an Employment Agreement with Southern Security dated June 11, 1992 as amended June 30, 1997 (as so amended, the “Employment Agreement”). The Employment Agreement provided that Modder would serve as Southern Security’s Chief Executive Officer and Chairman of the Board. By mutual agreement and order of the Board of Directors of Southern Security on February 14, 2000 and subsequently approved by bank regulators, Mr. Modder’s position was changed to Treasurer. The Employment Agreement provides that Mr. Modder shall serve for a five year term from June 11, 1997, except if Southern Security does not deliver written notice to the respective executive at least six months prior to the end of the term it shall automatically renew for an additional five year term. As currently in effect, the Employment Agreement provides for the following compensation to the executive: Southern Security will pay a base salary of $125,000 per year, an automobile allowance of $900 per month, and will pay for comprehensive medical and dental insurance.

The Employment Agreements above contain provisions for additional compensation to the executive in the event of termination. Mr. Connell, Mr. Modder and other executive officers of the Company and the Bank will be considered for inclusion in a management incentive bonus plan and the executive stock option plan which will be presented for board consideration in the near future.

COMPENSATION OF DIRECTORS

At present the Company does not compensate any of its directors for their services to the Company as directors, although it may do so in the future. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Board has created a Compensation Committee which will be responsible for negotiating any future Employment Agreements, their amendments, stock option plans, 401-K’s, and other compensation agreements for executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Class A Stock as of March 24, 2001, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company’s voting securities.

Name and Address of                Number of        % of Outstanding
Beneficial Owner                    Shares                Shares
- ----------------                    ------                ------

Philip C. Modder
3475 Sheridan Street
Hollywood, FL 33021              1,181,712 (2)              6.6%

(1)      Based on information supplied by the persons indicated.
(2)      Includes options to purchase 444,489 shares that are exercisable within 60 days, and 91,844 shares owned by Mr. Modder's wife.

The following table sets forth information concerning the beneficial ownership of the Company’s Common Class A Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of March 22, 2000.

                               Shares of Class A   Percent (%) of
Name (1)                          Common Stock         Class
- --------                          ------------        -------
Harold L. Connell                    486,904(2)       2.8%
James F. Partridge                   571,428          3.3%
Philip C. Modder                   1,181,712(3)       6.6%
Eugene J. Strasser                   383,060(4)       2.0%
Harold C. Friend                     550,208(5)       3.1%
Robert D. Butler, Jr.                 41,891(6)       0.2%
Timothy S. Butler                    474,675(7)       2.7%
G. Carlton Marlowe                   469,886(8)       2.5%
Floyd D. Harper                            0            0
All directors & executive
officers as a group (9 persons)    4,159,764         24.0%

(1)      The business address of each of the persons identified above is at Southern Security
         Bank Corporation, P.O. Box 6699, Hollywood, Florida 33081-6699.
(2)      Includes options to purchase 58,333 shares that are exercisable within 60 days.
(3)      See footnotes to preceding table.
(4)      Includes 272,620 shares owned by Eugene Strasser's wife and options to purchase 100,841 shares that are exercisable within 60 days.
(5)      Includes options to purchase 19,953 shares that are exercisable within 60 days, 59,748 shares owned by Mr. Friends' wife, and 147,500 shares owned by Mr. Friend as custodian for his children.
(6)      Includes options to purchase 11,841 shares that are exercisable within 60 days.
(7)      Includes 83,334 shares owned by a trust to which Mr. Butler has sole voting and investment power and options to purchase 159,174 shares that are exercisable within 60 days.
(8)      Includes 468,219 shares owned by The Marlowe Family Ltd. Partnership

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

As of December 31, 2000, the Company owed $93,750 to Harold L. Connell, $42,208 to Philip C. Modder and $6,950 to Floyd D. Harper for accrued wages and benefits.

The Company had an unsecured Note payable to a trust affiliated with a stockholder in the amount of $100,000 at December 31, 1999. The Note was paid in full during 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

3.(i)    Articles of Incorporation

(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation) (1)
(d)	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)
(ii)	By-laws of the registrant (4)

4.1     Stock Certificate for Class A Common Stock (4)

9.0     Voting Trust Agreement - N/A

10.1     Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (4) *

10.2     Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder (4) *

10.3     Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)

10.4     Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6) *

10.5     Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*

10.6     Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement - filed herewith

10.7     Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)

10.8     Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 - filed herewith

11.0     Statement of Computation of Per Share Earnings - N/A

13.0     Annual Report to security holders for the last fiscal year - N/A

15.0     Letter on Unaudited Interim Financial Information - N/A

16.0     Letter re change of Certifying Accountant - N/A

17.0     Letter on director's resignation - N/A

18.0     Letter re change in accounting principles - N/A

19.0     Reports furnished to security holders - N/A

21.0     Subsidiaries of the Registrant (3)

22.0     Published report re matters submitted to vote - N/A

23.0     Consent of experts and counsel - N/A

24.0     Power of attorney - N/A

27.0     Financial Data Schedule - filed herewith.

99.0     Additional Exhibits - N/A

(1)     Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)     Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3)     Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.

(4)     Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5)     Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6)     Filed as an exhibit to Form 10-QSB of the registrant filed on August 16,1999.

(7)     Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.

        *      Management compensation plan or arrangement.

(b)     Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
March 28, 2001	By: s/ Harold L. Connell Name: Harold L. Connell Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                               Title                          Date
- ---------                               -----                          ----

(i) Principal Executive Officer:  Chief Executive Officer         March 28, 2001

s/ Harold L. Connell
- --------------------
Harold L. Connell

(ii) Principal Accounting and     Vice President                  March 28, 2001
     Financial Officer:           And Secretary
                                  (chief financial officer)

s/ Floyd D. Harper
- ------------------
Floyd D. Harper

(iii) Directors:

s/James F. Partridge       Chairman of the Board                  March 28, 2001
- --------------------
James F. Partridge

s/Harold L. Connell        President, CEO, Director               March 28, 2001
- -------------------
Harold L. Connell

s/Philip C. Modder         Director                               March 28, 2001
- ------------------
Philip C. Modder

s/Timothy S. Butler        Director                               March 28, 2001
- -------------------
Timothy S. Butler

s/Harold C. Friend         Director                               March 28, 2001
- ------------------
Harold C. Friend

s/R. David Butler, Jr.     Director                               March 28, 2001
- ----------------------
R. David Butler , Jr.

s/Eugene J. Strasser       Director                               March 28, 2001
- --------------------
Eugene J. Strasser

s/G. Carlton Marlowe       Director                               March 28, 2001
- --------------------
G. Carlton Marlowe

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

3.(i)     Articles of Incorporation

(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation) (1)
(d	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)
(ii)	By-laws of the registrant (4)

4.1     Stock Certificate for Class A Common Stock (4)

9.0     Voting Trust Agreement - N/A

10.1     Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (4) *

10.2     Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder (4) *

10.3     Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)

10.4     Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6) *

10.5     Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*

10.6     Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement - filed herewith

10.7     Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)

10.8     Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 - filed herewith

11.0     Statement of Computation of Per Share Earnings - N/A

13.0     Annual Report to security holders for the last fiscal year - N/A

15.0     Letter on Unaudited Interim Financial Information - N/A

16.0     Letter re change of Certifying Accountant - N/A

17.0     Letter on director's resignation - N/A

18.0     Letter re change in accounting principles - N/A

19.0     Reports furnished to security holders - N/A

21.0     Subsidiaries of the Registrant (3)

22.0     Published report re matters submitted to vote - N/A

23.0     Consent of experts and counsel - N/A

24.0     Power of attorney - N/A

27.0     Financial Data Schedule - filed herewith.

99.0     Additional Exhibits - N/A

(1)     Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)     Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3)     Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.

(4)     Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5)     Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6)     Filed as an exhibit to Form 10-QSB of the registrant filed on August 16,1999.

(7)     Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.

        *      Management compensation plan or arrangement.