Form 10KSB/A
period 2000-12-31
SOUTHERN SECURITY BANK CORP
filed 2001-04-13
CIK 1042521

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

Yes X            No_____

Explanatory Note

This amendment contains typographical corrections to numbers that appeared in Notes 3, 6, 19 and 20 to the Notes to the Consolidated Financial Statements contained in Item 7 of the Report on form 10-KSB of the Registrant for the fiscal year ended December 31, 2000, as filed on April 2, 2001. Except as specifically corrected by the information contained in this amendment, the information contained in the April 2, 2001 filing is not changed by this amendment.

ITEM 7. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2000
	Amortized Cost	Unrealized Gains	Gross Unrealized Losses	Gross Fair Values
U.S. Government agencies and corporations	$2,987,118	$ 6,312	$ -	$2,993,430
Mortgage-backed securities	174,956	2,731	$ (114)	177,573

	$3,162,074	$ 9,043	$ (114)	$3,171,003

	1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. Treasury securities	$50,881	$ -	$ (343)	$50,538
Mortgage-backed securities	200,740	-	$ (4,183)	196,557

	$251,621	$ -	$ (4,526)	$247,095

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

Changes in the unrealized gain (loss) on securities available for sale are as follows:

	Year Ended December 31,

	2000	1999

Unrealized holding (losses) gains arising during the period	$ 13,455	$ (8,038)
Less reclassification adjustment for gains (losses) realized in net income	-	-

Net unrealized gains (losses), before tax (expense) benefit	13,455	(8,038)
Tax (expense) benefit	-	-

Other comprehensive income (loss) before minority interest	13,455	(8,038)
Minority interest in other comprehensive (income) loss of subsidiary	(145)	195

Other comprehensive income (loss)	$ 13,310	$ (7,843)

Note 6. Deposits

The composition of interest-bearing deposits at December 31, 2000 and 1999 is as follows:

	2000	1999

Now accounts	$ 6,034,363	$ 1,893,708
Money market accounts	5,812,867	2,674,489
Savings accounts	605,085	655,206
Certificates of deposit less than $100,000	3,488,270	4,824,914
Certificates of deposit of $100,000 or more	2,342,408	2,120,731

Total	$ 18,282,993	$ 12,169,048

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

	Less than $100,00	$100,000 and Over	Total

Three months or less	$ 866,230	$ 867,600	$ 1,733,830
Over three through six months	737,831	665,010	1,402,841
Over six through twelve months	1,261,903	709,798	1,971,701
Over one through two years	594,215	100,000	694,215
Over two through three years	28,091	-	28,091

	$ 3,488,270	$ 2,342,408	$ 5,830,678

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

        Other liabilities: The carrying amount of other liabilities approximates their fair value.

Following is a summary of the carrying amounts and approximate fair values of the Company's financial instruments at December 31, 2000 and 1999:

	2000

	Carrying Amount	Fair Value

Cash and cash equivalents	$ 9,890,620	$ 9,890,620
Investment securities (including Federal Reserve Bank stock)	3,718,985	3,718,966
Loans receivable	16,030,788	16,017,762
Accrued interest receivable	116,218	116,218
Deposits	23,708,418	23,733,044
Securities sold under agreements to repurchase	1,017,305	1,017,305
Other liabilities	472,438	472,438
Commitments to extend credit	-	-
	1999

	Carrying Amount	Fair Value

Cash and cash equivalents	$ 1,430,387	$ 1,430,387
Investment securities (including Federal Reserve Bank stock)	656,603	657,236
Loans receivable	12,788,261	12,690,000
Accrued interest receivable	107,017	107,017
Deposits	15,694,091	15,624,521
Other liabilities	804,665	804,665
Commitments to extend credit	-	-

Note 20. Parent Company Only Financial Statements

Condensed financial statements for Southern Security Bank Corporation only are presented below:

SOUTHERN SECURITY BANK CORPORATION
PARENT COMPANY ONLY BALANCE SHEETS
December 31, 2000 and 1999

ASSETS	2000	1999

Cash	$ 539,118	$ 455
Investment in Southern Security Bank	4,683,621	1,484,810

	$ 5,222,739	$ 1,485,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes payable	$ -	$ 100,000
Other liabilities	182,908	431,151

Total liabilities	182,908	531,151
Stockholders' equity	5,039,831	954,114

	$ 5,222,739	$1,485,265

Southern Security Bank Corporation
Parent Company Only Statements of Operations
Years Ended December 31, 1999 and 1998

	2000	1999

Equity in net loss of Southern Security Bank	$ (833,902)	$ (163,944)

Expenses:
Salaries and benefits	382,763	319,493
Interest expense	8,000	8,248
Other expenses	136,739	159,962

Total expenses	527,502	487,703

Net loss	$(1,361,404)	$ (651,647)

Southern Security Bank Corporation
Parent Company Only Statements of Cash Flows
Years Ended December 31, 1999 and 1998

	2000	1999

Net loss	$ (1,361,404)	$ (651,647)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of Southern Security Bank	833,902	163,944
Other	(224,860)	97,565

Net cash used in operating activities	(752,362)	(390,138)
Net cash used in investing activities
Investment in Southern Security Bank)	(4,042,785)	(75,000)
Net cash provided by financing activities	5,333,810	397,485

Increase (decrease) in cash and cash equivalents	538,663	(67,653)
Cash and cash equivalents:
Beginning	455	68,108

Ending	$ 539,118	$ 455

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
April 12, 2001	By: s/ Harold L. Connell Name: Harold L. Connell Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                               Title                         Date
---------                               -----                         ----

(i) Principal Executive Officer:  Chief Executive Officer        April 12, 2001

s/ Harold L. Connell
--------------------
Harold L. Connell

(ii) Principal Accounting and     Vice President                 April 12, 2001
     Financial Officer:           And Secretary
                                  (chief financial officer)

s/ Floyd D. Harper
------------------
Floyd D. Harper

(iii) Directors:

s/James F. Partridge       Chairman of the Board                 April 12, 2001
--------------------
James F. Partridge

s/Harold L. Connell        President, CEO, Director              April 12, 2001
-------------------
Harold L. Connell

s/Philip C. Modder         Director                              April 12, 2001
------------------
Philip C. Modder

s/Timothy S. Butler        Director                              April 12, 2001
-------------------
Timothy S. Butler

s/Harold C. Friend         Director                              April 12, 2001
------------------
Harold C. Friend

s/R. David Butler, Jr.     Director                              April 12, 2001
----------------------
R. David Butler , Jr.

s/Eugene J. Strasser       Director                              April 12, 2001
--------------------
Eugene J. Strasser

s/G. Carlton Marlowe       Director                              April 12, 2001
--------------------
G. Carlton Marlowe