Form 10QSB
period 2001-03-31
SOUTHERN SECURITY BANK CORP
filed 2001-05-15
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
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
Yes X No _____.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2001 (latest practicable date):

(a) Class A Voting Common Stock: 17,630,842 shares
(b) Class B Non-Voting Common Stock: 1,215,808 shares

Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2001 and December 31, 2000

ASSETS                                March 31, 2001           December 31, 2000
                                       (Unaudited)                   (Note)

Cash and due from banks             $   1,816,799              $  1,063,620

Federal Funds sold                      4,996,000                 8,827,000
                                     ------------               -----------
Total cash and cash equivalents         6,812,799                 9,890,620

Securities held to maturity               133,647                   339,382

Securities available for sale           9,175,647                 3,171,003

Federal Reserve Bank stock, at cost       208,600                   208,600

Loans, net                             16,746,313                16,030,789

Premises and equipment                    286,041                   274,027

Other real estate owned                         0                         0

Accrued interest receivable               165,822                   116,218

Other assets                              195,570                   226,090
                                     ------------              ------------
Total Assets                         $ 33,724,439              $ 30,256,729
                                     ============              ============

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2001 and December 31, 2000

LIABILITIES                                  March 31, 2001    December 31 2000
-----------                                  --------------    ----------------
Liabilities                                   (Unaudited)          (Note)
  Noninterest bearing deposits               $  5,807,605      $    5,425,425

  Interest-bearing deposits                    20,455,922          18,282,993
                                               ----------          ----------
     Total deposits                            26,263,527          23,708,418

  Federal funds purchased                               0                   0

  Securities sold under repurchase agreements   1,641,190           1,017,305

  Other liabilities                               392,893             472,438
                                               ----------          ----------
     Total liabilities                         28,297,610          25,198,161
                                               ----------          ----------
  Commitments and Contingencies                         0                   0

  Minority interest in subsidiary                  13,703              18,737
                                               ----------          ----------
  Stockholders' equity

    Series A Preferred Stock                            0                   0
      (Authorized: 5,000,000; Outstanding: 0)

    Class A Common Stock                          186,508             169,542
      (Authorized: 30,000,000; Outstanding:
         March 31,2001  17,630,842;
         December 31, 2000  16,954,211
         Subscribed for but not issued:
         March 31, 2001  1,020,000;
         December 31, 2000  none)

    Class B Common Stock                           13,958              10,128
     (Authorized: 5,000,000; Outstanding:
         March 31, 2001  1,215,808;
         December 31, 2000  1,012,818
         Subscribed for but not issued:
         March 31, 2001  306,000;
         December 31, 2000  none)

  Less subscriptions for shares not paid for &   (841,500)                  0
         not issued

  Capital Surplus                              12,606,828          11,234,570

  Accumulated deficit                          (6,561,560)         (6,383,302)
                                                ----------          ----------
                                                5,405,534           5,030,938
  Accumulated other comprehensive income (loss)     7,592               8,893
                                                ----------          ----------
     Total stockholders' equity                 5,413,126           5,039,831
                                               ----------          ----------
     Total liabilities & stockholders equity $ 33,724,439        $ 30,256,729
                                               ==========          ==========

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31, 2001 and 2000

                                              March 31, 2001       March 31 2000
                                              --------------       -------------
Interest Income:
  Interest and fees on loans                 $       428,446       $     318,117
  Interest and dividends on securities                59,909              10,038
  Interest on federal funds sold &
       repurchase agreement                           99,595              25,538
                                                     -------           ---------
                                                     587,950             353,693
                                                     -------           ---------
Interest Expense:
  Deposits                                           174,526             100,562
  Other                                               19,540               2,010
                                                   ---------           ---------
                                                     194,066             102,572
                                                   ---------           ---------
     Net interest income                             393,884             251,121
Provisions for loan losses                                 0                   0
                                                   ---------           ---------
     Net interest income after provision for
                loan losses                          393,884             251,121
                                                    --------           ---------
Other Income:
    Service charges on deposit accounts               41,136              25,959
    Securities gains (losses), net                         0                   0
    Other                                              2,825               8,151
                                                   ---------           ---------
        Total other income                            43,961              34,110
                                                    --------           ---------
Other Expenses:
     Salaries and employee benefits                  351,143             334,494
     Occupancy and equipment                         104,513              70,536
     Data and item processing                         40,549              29,615
     Professional Fees                                32,059              21,281
     Insurance                                        10,821               9,768
     Other                                            77,364             102,099
                                                   ---------           ---------
       Total other expenses                          616,449             567,793
                                                   ---------           ---------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary  (178,604)           (282,562)

Minority interest in net (income) loss of
       subsidiary                                        346               1,130
                                                   ---------           ---------
       Net Income (loss)                       $   (178,258)          $ (281,432)
                                                   =========           =========
       Basic earnings (loss) per share         $      (0.01)          $    (0.05)
                                                   =========           =========
       Diluted earnings (loss) per share       $      (0.01)          $    (0.05)
                                                   =========           =========
  Weighted average number of shares & common
       equivalent shares                          18,813,065           6,152,996
                                                  ==========           =========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31, 2001 and 2000

                                              March 31, 2001      March 31, 2000
                                              --------------      --------------
Cash Flows from Operating Activities
  Net Income (loss)                             $  (178,258)         $ (281,432)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Net accretion on securities                     (12,310)             (1,710)
    Provision for loan losses                             0                   0
    Depreciation and amortization                    24,021              45,599
    Securities (gains) losses, net                        0                   0
    Minority interest in net income (loss)
         of subsidiary                                 (346)             (1,130)
    (Increase) decrease in Accrued Interest
         Receivable                                 (49,604)             19,020
    (Increase) decrease in Other Assets              30,520              22,850
    Increase (decrease) in other liabilities        (79,545)             77,247
    (Increase) Decrease of other real estate owned        0              25,000
                                                 -----------        -----------
        Net cash provided by (used in) operating
          activities                               (265,522)            (94,556)
                                                 -----------       ------------
Cash Flows from Investing Activities
  Net cash flows from securities                 (5,787,912)             61,677
  (Purchase) Sale of Federal Reserve Bk/Federal
         Home Loan Bk stock                               0                   0
  Loan originations & principal collections on
         loans - net                               (715,524)            965,571
  Purchase of loans - net                                 0                   0
  Purchase of premises and equipment - net          (36,035)            (21,458)
  Increase (Decrease) in minority interest           (4,688)                  0
                                                 -----------        ------------
      Net cash provided by (used in) investing
                  activities                     (6,549,514)          1,005,790
                                                 -----------        ------------
Cash Flows From Financing Activities
  Net increase (decrease) in federal funds
      purchased and securities sold
      under repurchase agreements                   623,885                   0
  Net increase (decrease) in deposits             2,555,109              11,130
  Net increase (decrease) in notes payable                0                   0
  Proceeds from issuance of stock                   552,854           2,667,268
  Dividends paid on stock                                 0                   0
                                               ------------         ------------
    Net cash provided by (used in) financing
         activities                               3,731,848           2,678,398
                                               ------------         ------------
    Net increase (decrease) in cash and cash
         equivalents                             (3,077,821)          3,589,632
Cash and cash equivalents, Beginning              9,890,620           3,175,320
                                               ------------         ------------
Cash and cash equivalents, Ending             $   6,812,799          $6,764,952
                                               ============         ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

					Subscribed but not		Accumulated Other
	Comprehensive	Common Stock		Paid-In	Issued	Accumulated	Comprehensive
	Income	Shares	Amount	Capital	Shares	(Deficit)	Income	Total
Balance, January 1, 2000 Comprehensive income (loss):		5,913,050	$59,130	$5,921,300	-	$(5,021,898)	$ (4,417)	$954,115
Net loss	$(281,432)	-	-	-	-	(281,432)	-	(281,432)
Other comprehensive income, net of tax; Change in unrealized gain (loss) on securities available for sale	(811)	-	-	-	-	-	(811)	(811)
Comprehensive income (loss)	$(282,243)
Issuance of stock		7,620,767	76,208	2,591,060	-	-	-	2,667,268
Balance March 31, 2000		13,533,817	135,338	8,512,360	-	$(5,303,330)	$(5,228)	3,339,140

					Subscribed but not		Accumulated Other
	Comprehensive	Common Stock		Paid-In	Issued	Accumulated	Comprehensive
	Income	Shares	Amount	Capital	Shares	(Deficit)	Income	Total
Balance, January 1, 2001 Comprehensive income (loss):		17,967,029	$179,670	$11,234,570	-	$(6,383,302)	$ 8,893	$5,039,831
Net loss	$(178,258)	-	-	-	-	(178,258)	-	(178,258)
Other comprehensive income, net of tax; Change in unrealized gain (loss) on securities available for sale	(1,301)	-	-	-	-	-	(1,301)	(1,301)
Comprehensive income (loss)	$(179,559)
Issuance of stock in private placements		2,205,621	22,056	1,372,298	-	-	-	1,394,354
Less subscriptions not paid for And shares not issued						(841,500)		(841,500)
Balance March 31, 2001		20,172,650	$ 201,726	$12,606,868	(841,500)	$(6,561,560)	$7,592	$ 5,413,126

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 99.7% of the outstanding capital stock of Southern Security Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended March 31, 2001 and March 31, 2000.

	Numerator	Denominator	Per-Share Amounts
	Three Months Ended March 31, 2001
Net Profit (loss)	$ (178,258)
Basic and diluted earnings per share, income available to common shareholders	$ (178,258)	18,813,065	$(0.01)
	Three Months Ended March 31, 2000
Net Profit (loss)	$ (281,432)
Basic and diluted earnings per share, income available to common shareholders	$(281,432)	6,152,996	$(0.05)

Options to purchase 821,298 shares at March 31, 2001 and 1,172,957 shares at March 31, 2000 have not been included in the computation of diluted earnings per share for March 31, 2001 and March 31, 2000 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Balance, beginning of year	$ 398,992	$ 183,675
Total charge-offs	119,462	17,067
Recoveries	7,898	7,952
Provision for loan & lease losses	0	0
Allowance balance at end of period	$ 287,428	$ 174,560
Total loans and discount	$17,033,741	$11,997,251
Allowance to total loans and discount	1.69%	1.45%

Note 3. CAPITAL ADEQUACY REVIEW

March 31, 2001 Southern Security Bank		Bank	For Capital Adequacy Purposes Under Prompt Corrective Action Provisions
Total Risk-weighted Ratio: Tier 2 Capital + ALLL Risk Weighted Assets	4,794,807 18,729,414 =	25.60%	> 8.00%
Tier 1 Risk Weighted Ratio: Tier 1 Capital Risk Weighted Assets	4,560,031 18,782,066 =	24.28%	> 4.00%
Tier 1 Leverage Ratio: Tier 1 Capital Average Quarterly Assets	4,560,031 28,353,000 =	16.08%	> 4.00%

Note 4. STOCK SUBSCRIPTIONS

The Company has included in stockholders equity the subscription of 1,020,000 shares of Class A Common Voting and 306,000 shares of Class B Common Non-Voting for which the shares have not yet been paid for or issued.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the three month period ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO March 31, 2001

FINANCIAL CONDITION

Southern Security Bank received federal and state approvals to convert its loan production offices in Miami and Boca Raton into full-service branches effective March 30, 2001. The conversion gives Southern Security full-service offices in Florida's Gold Coast: Miami-Dade, Broward and Palm Beach counties.

Total assets increased by $3.5 million, or 11.5%, from $30.3 million at December 31, 2000, to $33.7 million at March 31, 2001, with the increase invested principally in federal funds sold. The increase in total assets was the result of increased deposits.

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available- for-sale investments, increased by $2.2 million to $14.2 million at March 31, 2001, from $12.0 million at December 31, 2000. This increase in short-term investments is the result of increased deposits of $2.6 million since December 31, 2000.

The Company's net loans receivable increased by $0.7 million or 4.5%, to $16.7 million at March 31, 2001, from $16.0 million at December 31, 2000.

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

Deposits increased to $26.3 million on March 31, 2001 from $23.7 million at December 31, 2000.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans decreased from $414,539 at December 31, 2000 (2.52% of total loans) to $406,173 at March 31, 2001 (2.38% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate or repossessed assets at December 31, 2000 or at March 31, 2001.

	March 31, 2001	December 31, 2000
Classified Loans & Discount	$406,173	$414,539
Other Real Estate Owned & Repossessions	0	0
Total Classified and Other	406,173	414,539
Percent Classified and Other / Total Loans	2.38%	2.52%
Total Loans & Discount	$17,033,741	$16,429,781

In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $5,413,126 at March 31, 2001, an increase of $0.4 million, or 7.4%, from $5,039,831 at December 31, 2000. The increase is due primarily to the issuance of 676,631 shares of Class A Common and 202,990 shares of Class B Common stock during the first three months of 2001 pursuant to private offerings with net proceeds of $552,854.

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

Bank Capital Ratios	March 31, 2001	December 31, 2000	Adequate
Total risk-weighted capital:	25.6%	26.5%	> 8.00%
Tier I risk-weighted capital:	24.3%	24.4%	> 4.00%
Leverage:	16.1%	16.5%	> 4.00%

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

The Company's liquidity at March 31, 2001, consisted of $6.8 million in cash and cash equivalents and $9.2 million in available-for-sale investments, for a total of $16.0 million, compared with a total of $13.1 million at year-end 2000, an increase of approximately $2.9 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended March 31, 2001 and March 31, 2000. The net loss recognized for the three months ended March 31, 2001 was $178,258 compared to a loss of $281,432 for the three month period ended March 31, 2000. This was a positive change of $103,174. Earnings for the three months as compared to the same quarter last year were primarily impacted by an increase of net interest income.

NET INTEREST INCOME

Interest income before provision for loan losses for the three months ended March 31, 2001 was $587,950 as compared to $353,693 for the three months ended March 31, 2000, an increase of $234,257 or 66.2%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increased by $123,928 from $35,576 for the three-month period ended March 31, 2000, compared to $159,504 for the three-month period ended March 31, 2001, due primarily to an increase in the average balance of such investments. Interest and fees on loans increased by $110,329 in the three months ended March 31, 2001 as compared to the same period in 2000. The increase in loan income resulted from an increase in average loan balances outstanding from the quarter ended March 31, 2000 to the quarter ended March 31, 2001.

Interest expense increased $91,494 (89.2%) from $102,572 for the quarter ended March 31, 2000 to $194,066 for the quarter ended March 31, 2001. The interest expense increase was the result of an increase in interest bearing deposit balances to $20.5 million at March 31, 2001 from $10.4 million at March 31, 2000 as well as a significantly higher cost of funds for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

OPERATING EXPENSES

Operating expenses increased by $48,656, or 8.6% from $567,793 at March 31, 2000 to $616,449 at March 31, 2001. The increase for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 consists primarily of increases in occupancy and equipment. Additionally, there was an increase in salaries and employee benefits of $16,649 or 5.0% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due primarily to an increase in staffing at the bank. Occupancy and equipment expenses increased $33,977 (48.2) from $70,536 at March 31, 2000, to $104,513 at March 31, 2001 due to the opening of the loan production offices in Boca Raton and Miami. Both offices were converted to full service banking offices on March 30, 2001. Other uncategorized expenses decreased $24,735 (24.2%) from $102,099 at March 31, 2000, to $77,364 at March 31, 2001, primarily due to tighter expense control implementation.

PROVISION FOR LOAN LOSSES

Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral. In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $287,428 at March 31, 2001. The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 2001, and no additional provision was expensed during the first three months of 2001.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ending March 31, 2001 and 2000 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

Commencing on June 30, 2000, the Company initiated a private offering of up to 200 Units at a price of $49,500 per Unit. Each Unit consisted of 60,000 shares of the Company's Class A Voting Common Stock and 18,000 shares of Class B Non-Voting Common Stock (the "2000 Offering"). The 2000 Offering resulted in the total sale or subscription of 84.545 Units to a total of 48 investors at an aggregate price of $4,155,195. The Company made the offering in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering. This offering expired on March 30, 2001.

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

3. (i)  Articles of Incorporation

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
     Agreement (8)

10.7 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)

10.8 Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

11.0 Statement of Computation of Per Share Earnings - N/A

15.0 Letter on Unaudited Interim Financial Information - N/A

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

(8)  Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.

     * Management compensation plan or arrangement.

(b)  Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

     None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
Dated: May 14, 2001	By: /s/ Harold L. Connell Name:Harold L. Connell, Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:	Chief Executive Officer	May 14, 2001
s/ Harold L. Connell Harold L. Connell
(ii) Principal Accounting and Financial Officer:	Vice President And Secretary (chief financial officer)	May 14, 2001
s/ Floyd D. Harper Floyd D. Harper

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

3. (i)  Articles of Incorporation

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
     Agreement (8)

10.7 Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)

10.8 Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

11.0 Statement of Computation of Per Share Earnings - N/A

15.0 Letter on Unaudited Interim Financial Information - N/A

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

(8)  Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.

     * Management compensation plan or arrangement.

(b)  Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

     None