Form 10QSB
period 2001-06-30
SOUTHERN SECURITY BANK CORP
filed 2001-08-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001
Commission File No: 0-22911

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

Yes X     No    .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2001 (latest practicable date):

(a) Class A Voting Common Stock: 18,230,842 shares
(b) Class B Non-Voting Common Stock: 1,395,808 shares

Transitional Small Business Disclosure Format (check one): YES         NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2001 and December 31, 2000

ASSETS                                June 30, 2001           December 31, 2000
                                       (Unaudited)                   (Note)
                                    ----------------          -----------------
Cash and due from banks             $   2,229,636              $  1,063,620

Federal Funds sold                      5,397,000                 8,827,000
                                       ----------                ----------
Total cash and cash equivalents         7,626,636                 9,890,620

Securities held to maturity               126,551                   339,382

Securities available for sale          10,328,557                 3,171,003

Federal Reserve Bank stock, at cost,      208,600                   208,600
   and leases

Loans, net                             18,119,314                16,030,789

Premises and equipment                    324,230                   274,027

Other real estate owned                         0                         0

Accrued interest receivable               151,097                   116,218

Other assets                              234,061                   226,090
                                       ----------                ----------
Total Assets                         $ 37,119,046              $ 30,256,729
                                       ==========                ==========

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2001 and December 31, 2000

LIABILITIES                                   June 30, 2001    December 31 2000
-----------                                  --------------    ----------------
Liabilities                                   (Unaudited)          (Note)

  Noninterest bearing deposits               $  7,609,245      $    5,425,425

  Interest-bearing deposits                    20,874,327          18,282,993
                                               ----------          ----------
     Total deposits                            28,483,572          23,708,418

  Federal funds purchased                               0                   0

  Securities sold under repurchase agreements   2,680,190           1,017,305

  Other liabilities                               300,165             472,438
                                               ----------          ----------
     Total liabilities                         31,463,927          25,198,161
                                               ----------          ----------
  Commitments and Contingencies                         0                   0

  Minority interest in subsidiary                  13,175              18,737
                                               ----------          ----------
  Stockholders' equity

  Series A Preferred Stock                              0                   0
    (Authorized: 5,000,000; Outstanding: 0)

  Class A Common Stock                            186,508             169,542
    (Authorized: 30,000,000; Outstanding: June
       30, 2001 18,230,842; December 31, 2000
       16,954,211; Subscribed for but not
         issued: June 30, 2001 420,000;
         December 31, 2000 none)

  Class B Common Stock                             15,218              10,128
   (Authorized: 5,000,000; Outstanding: June
         30, 2001 1,395,808; December 31, 2000
         1,012,818; Subscribed for but not
         issued: June 30, 2001 126,000;
         December 31, 2000 none)

Less subscriptions for shares not paid for &     (346,500)                  0
       not issued

Capital Surplus                                12,606,755          11,234,570

Accumulated deficit                            (6,796,259)         (6,383,302)
                                               ----------          ----------
                                                5,665,722           5,030,938
Accumulated other comprehensive income (loss)     (23,778)              8,893
                                               ----------          ----------
    Total stockholders' equity                  5,641,944           5,039,831
                                               ----------          ----------
    Total liabilities & stockholders' equity  $37,119,046        $ 30,256,729
                                               ==========          ==========

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Six Months Ended June 30, 2001 and 2000

                                              June 30, 2001       June 30, 2000
                                              --------------       -------------
  Interest Income:
    Interest and fees on loans               $       858,822       $     649,801
    Interest and dividends on securities             219,531              68,907
    Interest on federal funds sold &
         repurchase agreement                        124,169              92,349
                                                     -------           ---------
                                                   1,202,522             811,057
                                                   ---------           ---------
  Interest Expense:
    Deposits                                         342,853             199,566
    Other                                             34,530              42,049
                                                   ---------           ---------
                                                     377,383             241,615
                                                   ---------           ---------
       Net interest income                           825,139             569,442
Provisions for loan and lease losses                       0                   0
                                                   ---------           ---------
       Net interest income after provision for
                  loan and lease losses              825,139             569,442
                                                    --------           ---------
Other Income:
    Service charges on deposit accounts               82,517              46,344
    Securities gains (losses), net                    (1,007)                314
    Other                                             11,041              10,850
                                                   ---------           ---------
        Total other income                            92,551              57,508
                                                    --------           ---------

Other Expenses:
     Salaries and employee benefits                  736,022             698,675
     Occupancy and equipment                         223,047             194,575
     Data and item processing                         90,805              67,779
     Professional Fees                                70,621              47,184
     Insurance                                        21,258              19,436
     Other                                           189,674             154,530
                                                   ---------           ---------
       Total other expenses                        1,331,427           1,182,179
                                                   ---------           ---------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary  (413,737)           (555,229)

  Minority interest in net (income) loss of
         subsidiary                                      780               3,184
                                                   ---------           ---------
       Net Income (loss)                        $   (412,957)         $ (552,045)
                                                   =========           =========

       Basic earnings (loss) per share          $      (0.02)         $    (0.06)
                                                   =========           =========

       Diluted earnings (loss) per share        $      (0.02)         $    (0.06)
                                                   =========           =========

  Weighted average number of common shares,
         basic and dilutive                       19,037,858           9,783,714
                                                  ==========           =========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended June 30, 2001 and 2000

                                              June 30, 2001        June 30, 2000
                                              --------------       -------------
  Interest Income:
    Interest and fees on loans               $       430,376       $     331,684
    Interest and dividends on securities             159,622              58,869
    Interest on federal funds sold &
         repurchase agreement                         24,574              66,811
                                                     -------           ---------
                                                     614,572             457,364
                                                     -------           ---------
  Interest Expense:
    Deposits                                         168,327              99,004
    Other                                             14,990              40,039
                                                   ---------           ---------
                                                     183,317             139,043
                                                   ---------           ---------
       Net interest income                           431,255             318,321
Provisions for loan and lease losses                       0                   0
                                                   ---------           ---------
       Net interest income after provision for
                  loan and lease losses              431,255             318,321
                                                    --------           ---------
Other Income:
    Service charges on deposit accounts               41,381              20,385
    Securities gains (losses), net                    (1,007)                314
    Other                                              8,216               2,699
                                                   ---------           ---------
        Total other income                            48,590              23,398
                                                   ---------           ---------
Other Expenses:
     Salaries and employee benefits                  384,879             364,181
     Occupancy and equipment                         118,534             124,039
     Data and item processing                         50,256              38,164
     Professional Fees                                38,562              25,903
     Insurance                                        10,437               9,668
     Other                                           112,310              52,431
                                                   ---------           ---------
       Total other expenses                          714,978             614,386
                                                   ---------           ---------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary  (235,133)           (272,667)

  Minority interest in net (income) loss of
         subsidiary                                      434               2,054
                                                   ---------           ---------
       Net Income (loss)                        $   (234,699)         $ (270,613)
                                                   =========           =========
       Basic earnings (loss) per share          $      (0.01)         $    (0.02)
                                                   =========           =========
       Diluted earnings (loss) per share        $      (0.01)         $    (0.02)
                                                   =========           =========
  Weighted average number of common shares,
         basic and dilutive                       19,626,650           9,783,714
                                                  ==========           =========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30, 2001 and 2000

                                                 June 30, 2001     June 30, 2000
                                                 -------------     -------------
Cash Flows from Operating Activities
  Net Income (loss)                                $  (412,957)      $ (552,045)

  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:

    Net accretion on securities                         (4,332)         (19,807)

    Provision for loan and lease losses                      0                0

    Depreciation and amortization                       51,473           68,496

    Securities (gains) losses, net                       1,007              314

    Minority interest in net income (loss)
         of subsidiary                                    (780)          (3,184)

    (Increase) decrease in accrued interest
         receivable                                    (34,879)           2,410

    (Increase) decrease in other assets                  7,971

    Increase (decrease) in other liabilities          (172,273)         (24,891)

    (Increase) decrease of other real estate owned           0           96,455
                                                     ---------       -----------
        Net cash provided by (used in) operating
                  activities                          (580,712)        (508,645)
                                                     ----------      -----------
Cash Flows from Investing Activities
  Net cash flows from securities                    (6,974,068)      (3,600,405)

  (Purchase) Sale of Federal Reserve Bk/Federal
         Home Loan Bk stock                                  0          (60,000)

  Loan originations & principal collections on
         loans - net                                (2,088,525)      (2,668,604)

  Purchase of loans                                          0                0

  Purchase of premises and equipment - net            (101,676)         (26,572)

  Increase (Decrease) in minority interest              (4,782)               0
                                                    -----------      -----------
      Net cash provided by (used in) investing
                  activities                        (9,169,051)      (6,355,581)
                                                    -----------      -----------

Cash Flows From Financing Activities
  Net increase (decrease) in federal funds
    purchased and securities sold under
    repurchase agreements                            1,662,885        2,692,000

  Net increase (decrease) in deposits                4,775,153        5,686,487

  Net increase (decrease) in notes payable                   0                0

  Proceeds from issuance of stock                    1,047,741        2,667,509

  Dividends paid on stock                                    0                0
                                                   -----------       -----------
    Net cash provided by (used in) financing
         activities                                  7,485,779       11,045,996
                                                   -----------       -----------

    Net increase (decrease) in cash and cash
         equivalents                                (2,263,984)       4,181,770

Cash and cash equivalents, Beginning                 9,890,620        3,175,320
                                                   -----------        ----------
Cash and cash equivalents, Ending                 $  7,626,636       $7,357,090
                                                   ===========        ==========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                                        Subscribed                  Accumulated
                                                                          But not                      Other
                                          Common Stock        Paid-In     issued      Accumulated   Comprehensive
                                       Shares       Amount     Capital    shares       (Deficit)       Income         Total
                                       ------      --------   ---------  ----------   ------------   --------------  ---------
Balance, January 1, 2000             5,913,050    $ 59,130  $5,921,300         -     $(5,021,898)    $  (4,417)    $ 954,115
   Net loss                                  -           -           -         -        (552,045)            -      (552,045)
   Other comprehensive income,
    net of tax: Change in unrealized
    gain (loss) on securities
    available for sale                       -           -           -         -               -       (10,204)      (10,204)
   Issuance of stock                 7,665,100      76,652   2,590,857         -               -             -     2,667,509
                                    ----------     -------   ---------   ---------   ------------     ---------    ---------
Balance June 30,2000                13,578,150     135,782   8,512,157         -     $(5,573,943)     ($14,621)    3,059,375
                                    ==========   =========  ==========   =========   ============     =========    =========

                                                                          Subscribed                  Accumulated
                                                                            But not                      Other
                                          Common Stock          Paid-In     issued      Accumulated   Comprehensive
                                       Shares       Amount       Capital     shares       (Deficit)       Income       Total
                                       ------      --------    ----------  ----------   ------------   -----------   ---------

Balance, January 1, 2001             17,967,029    $179,670   $11,234,570            -  $(6,383,302)       $8,893   $5,039,831
   Net loss                                   -           -             -            -     (412,957)            -     (412,957)
   Other Comprehensive income,
    net of tax: Change in unrealized
    gain (loss) on securities
    available for sale                        -           -             -            -            -       (32,671)     (32,671)
  Issuance of stock                   2,205,621      22,056     1,372,185            -            -             -    1,394,241
  Less subscriptions not paid for
    and shares not issued                                                                   (346,500)                  (346,500)
                                      ----------   ----------  -----------    ---------- ------------    ----------  ----------
  Balance June 30, 2001               20,172,650   $ 201,726   $12,606,755     (346,500) $(6,796,259)    $ (23,778)  $5,641,944
                                      ==========   ==========  ===========    ========== ============    ==========  ==========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

Six Months Ended                                      June 30, 2001     June 30, 2000
-------------------------                             -------------     -------------
Net loss                                              $   (412,957)     $   (552,045)

Other comprehensive loss:

  Change in unrealized gain (loss) on securities           (32,671)
        Available for sale
                                                      -------------     -------------
Comprehensive loss                                    $   (445,628)         (562,249)
                                                        -----------     -------------

Three Months Ended                                    June 30, 2001     June 30, 2000
-------------------------                             -------------     -------------
Net loss                                              $   (234,699)     $   (270,613)

Other comprehensive loss:

  Change in unrealized gain (loss) on securities           (31,370)          (13,810)
        Available for sale
                                                      -------------     -------------
Comprehensive loss                                    $   (266,069)         (284,423)
                                                      -------------     -------------

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1.    Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

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

Following is information about the computation of earnings per share data for the periods ended June 30, 2001 and 2000.

                                                                       Per-Share
                                       Numerator        Denominator     Amounts
                                       ----------        ---------       -------
Six Months Ended June 30, 2001
------------------------------
Net Profit (loss)                      $ (412,957)

Basic and diluted earnings per share,
income available to common
shareholders                           $ (412,957)      19,037,858       $(0.02)
                                       -----------       ---------       -------

Three Months Ended June 30, 2001
--------------------------------
Net Profit (loss)                      $ (234,699)

Basic and diluted earnings per share,
income available to common
shareholders                            $(234,699)      19,626,650       $(0.01)
                                        ----------      ----------       -------

Six Months Ended June 30, 2000
------------------------------
Net Profit (loss)                      $ (552,045)

Basic and diluted earnings per share,
income available to common
shareholders                            $(552,045)       9,783,714       $(0.06)
                                        ----------       ---------       -------

Three Months Ended June 30, 2000
--------------------------------
Net Profit (loss)                      $ (270,613)

Basic and diluted earnings per share,
income available to common
shareholders                            $(270,613)      13,537,227       $(0.02)
                                        ----------      ----------       -------

Options to purchase 1,121,298 shares at June 30, 2001 and 811,298 shares at June 30, 2000 and subscriptions for the purchase of 546,000 shares at June 30, 2001, have not been included in the computation of diluted earnings per share for June 30, 2001 and 2000 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2.    ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                      Six Months Ended      Six Months Ended
                                        June 30, 2001         June 30, 2000
                                      -------------------    ------------------
    Balance, beginning of year           $   398,992            $   183,675
    Total charge-offs                       (119,462)               (19,951)
    Recoveries                                 9,809                 21,074
    Provision for loan & lease losses              0                      0
                                         ------------           --------------
    Allowance balance at end of period   $   289,339            $   184,798
                                           =========             ==========

   Total loans and discount              $18,408,653            $15,141,664

   Allowance to total loans and discount        1.57%                 1.22%

Note 3.    CAPITAL ADEQUACY REVIEW

                                                                For Capital Adequacy
June 30, 2001                                                   Purposes Under Prompt
Southern Security Bank                              Bank     Corrective Action Provisions
-----------------------------                       -----    ----------------------------

Total Risk-weighted Ratio:
      Tier 2 Capital + ALLL          4,671,679
                                    ----------
      Risk Weighted Assets          20,498,509 =    22.79%               > 8.00%

Tier 1 Risk Weighted Ratio:
      Tier 1 Capital                 4,415,448
                                     ---------
      Risk Weighted Assets          20,498,509 =    21.54%               > 4.00%

Tier 1 Leverage Ratio:
      Tier 1 Capital                 4,415,448
                                     ---------
      Average Quarterly Assets      29,999,000 =    14.72%               > 4.00%

Note 4.    Stock Subscriptions

The Company has included in stockholders' equity the subscription of 420,000 shares of Class A Common Voting and 126,000 shares of Class B Common Non-Voting for which the shares have not yet been paid for or issued.

Note 5.    Commitments and Contingencies

On May 15, 2001, the Company and its subsidiary bank, Southern Security Bank, executed an asset and liability purchase agreement with PanAmerican Bank ("PAB"). The transaction, subject to regulatory approval, is anticipated to close in the fourth quarter of 2001. The Company and its subsidiary have agreed to pay a total of $5 million, and Southern Security Bank will assume PAB's deposits and certain other liabilities totaling approximately $29 million in consideration for the purchase of substantially all of PAB's assets of approximately $32 million. The purchase price will be paid with the issuance of shares of the Company's common stock, subject to a limit of 9.9% of the total number of shares outstanding after giving effect to this transaction, and the balance of the purchase price will be paid in cash.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation ("Company") and its subsidiary Southern Security Bank ("Bank") for the six month period ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the Company and the Bank, the financial services industry, and the economy in general. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgements relating to, and discussion of the provision and reserve for loan losses involve judgements as to future events and are inherently forward-looking statements. Assessments that the Company’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others which the Company has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which the Company relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. Southern Security Bank Corporation and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements whether as a result of new information, future events, or otherwise.

PENDING ACQUISITION

On May 15, 2001, the Company and its subsidiary bank, Southern Security Bank, executed an asset and liability purchase agreement with PanAmerican Bank ("PAB"), Miami, Florida. The assets include cash, loans, and securities and the liabilities consist principally of deposits. The agreement is subject to the regulatory approval of the Federal Reserve and the State of Florida Division of Banking. The proposed transaction will combine the two banking entities' assets and liabilities into a single bank that is expected to have the size, operating efficiency and market presence to acheive significant improvements in long-term profitability that will greatly enhance the combined bank's prospects for success over those of either of the component banks. The transaction, subject to regulatory approval, is anticipated to close in the fourth quarter of 2001.

PanAmerican Bank has one full service banking office located in Miami, Miami-Dade County, Florida. The bank owns the land and building on which the banking office is located.

PAB’s unaudited financial highlights reflect that total assets increased $854,000 or 2.7% from $31,832,000 at December 31, 2000 to $32,686,000 at June 30, 2001. Gross loans increased $938,000 or 4.8% from $19,576,000 at December 31, 2000 to $20,514,000 at June 30, 2001. Total deposits increased $425,000 or 1.5% from $27,800,000 at December 31, 2000 to $28,225,000 at June 30, 2001.

PAB reported a net loss of $44,000 for the fiscal year ended December 31, 2000 on total interest income of $2,285,000. The Bank reported a net loss of $79,000 on total interest income of $1,195,000 for the six month period ended June 30, 2001.

The acquisition of PanAmerican Bank by the Company will increase Southern Security's revenue and liquidity, marketing opportunities, as well as enhance earnings through economies of scale.

Southern Security Bank and the Company have agreed to pay a total of $5 million, and Southern Security Bank will assume PAB’s deposits and certain other liabilities, in consideration for the purchase of substantially all of PAB’s assets. The aggregate purchase price represents a premium of approximately 1.67 times the book value PAB’s equity at June 30, 2001 and is subject to adjustment for fluctuations in the level of PAB’s equity to the date of the closing of the transaction. The purchase price will be paid with the issuance by the Company of shares of its stock which, for this purpose, will be valued at 1.67 times the Company’s net book value per share as of the closing date. The aggregate number of shares to be issued by the Company to PAB’s shareholders will be limited to 9.9% of the total number of shares outstanding after giving effect to the transaction. The balance of the purchase price will be paid in cash. The net cash required to be paid to PAB will be approximately $1,000,000. After giving effect to all of the foregoing, the Company anticipates that Southern Security Bank will have total equity capital of approximately $6 million and total assets of approximately $67 million, for a tier one leverage ratio in excess of 9%. Since Southern Security Bank is the Company’s only subsidiary, the Company’s consolidated capital ratios will be essentially identical.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO June 30, 2001

FINANCIAL CONDITION

Southern Security Bank received federal and state approvals to convert its loan production offices in Miami and Boca Raton into full-service branches effective March 30, 2001. The conversion gives Southern Security full-service offices in Florida's Gold Coast: Miami-Dade, Broward and Palm Beach counties.

Total assets increased by $6.9 million, or 22.8%, from $30.3 million at December 31, 2000, to $37.1 million at June 30, 2001, with the increase invested principally in securities available-for-sale. The increase in total assets was the result of increased deposits.

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available-for-sale investments, increased by $3.7 million to $15.7 million at June 30, 2001, from $12.0 million at December 31, 2000. This increase in short-term investments is the result of increased deposits of $4.7 million since December 31, 2000.

The Company's net loans receivable increased by $2.1 million or 13.1%, to $18.1 million at June 30, 2001, from $16.0 million at December 31, 2000. The increase was the result of additional loan activity from the Brickell and Boca Raton branches.

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

Deposits increased to $28.5 million on June 30, 2001 from $23.7 million at December 31, 2000. The increase was the result of additional deposit activity from the Brickell and Boca Raton locations, which were converted from loan production offices to full service branches in March 2001.

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans increased from $414,539 at December 31, 2000 (2.52% of total loans) to $470,503 at June 30, 2001 (2.56% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate or repossessed assets at December 31, 2000 or at June 30, 2001.

                                           June 30, 2001      December 31, 2000
                                           ==============      =================
   Classified Loans & Discount                 $  470,503            $  414,539
   Other Real Estate Owned & Repossessions              0                     0
                                             ------------      ----------------
         Total Classified and Other               470,503               414,539
                                             ============      ================

   Percent Classified and Other / Total Loans        2.56%                2.52%

   Gross Loans & Discount                   $  18,408,653           $16,429,781

In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $5,641,944 at June 30, 2001, an increase of $0.6 million, or 11.9%, from $5,039,831 at December 31, 2000. The increase is due primarily to the issuance of 1,705,631 shares of Class A Common and 508,990 shares of Class B Common stock during the first six months of 2001 pursuant to private offerings with net proceeds of $1,394,241.

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

Bank Capital Ratios	June 30, 2001	December 31, 2000	Adequate
Total risk-weighted capital:	23.0%	26.5%	> 8.00%
Tier I risk-weighted capital:	21.5%	24.4%	> 4.00%
Leverage:	14.7%	16.5%	> 4.00%

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

The Company's liquidity at June 30, 2001, consisted of $7.6 million in cash and cash equivalents and $10.3 million in available-for-sale investments, for a total of $17.9 million, compared with a total of $13.1 million at year-end 2000, an increase of approximately $4.8 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the six month and three month periods ended June 30, 2001 and June 30, 2000. The net loss recognized for the six months ended June 30, 2001 was $412,957 compared to a loss of $552,045 for the six month period ended June 30, 2000. This was a positive change of $139,088. Earnings for the six months as compared to the same period last year were primarily impacted by an increase of net interest income. The net loss recognized for the three months ended June 30, 2001 was $234,699 compared to a loss of $270,613 for the three month period ended June 30, 2000. This was a positive change of $35,914. Earnings for the three months as compared to the same period last year were primarily impacted by an increase of net interest income.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2001 was $825,138 as compared to $569,442 for the six months ended June 30 2000, an increase of $255,697 or 44.9%.

Net interest income before provision for loan losses for the three months ended June 30, 2001 was $431,255 as compared to $318,321 for the three months ended June 30 2000, an increase of $112,934 or 35.5%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increased by $150,624 from $68,907 for the six month period ended June 30, 2000, compared to $219,531 for the six month period ended June 30, 2001, due primarily to an increase in the average balance of such investments. Interest and fees on loans increased by $209,021 (32.2%)in the six months ended June 30, 2001 as compared to the same period in 2000. The increase in loan income resulted from an increase in average loan balances outstanding from the period ended June 30, 2000 to the period ended June 30, 2001, and was partially offset by lower interest rates.

Interest expense increased $135,768 (56.2%) from $241,615 for the six months ended June 30, 2000 to $377,383 for the six months ended June 30, 2001. Interest expense increase was primarily the result of an increase in interest bearing deposit balances to $20.9 million at June 30, 2001 from $14.1 million at June 30, 2000.

OPERATING EXPENSES

Operating expenses increased by $149,248, or 12.6% from $1,182,179 at June 30, 2000 to $1,331,427 at June 30, 2001. The increase for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 resulted primarily from increases in branch locations. There was an increase in salaries and employee benefits of $37,347 or 5.3% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due primarily to an increase in staffing at the bank. Occupancy and equipment expenses increased $28,472 (14.6%) from $194,575 at June 30, 2000, to $223,047 at June 30, 2001 due to the conversion of the offices in Boca Raton and Miami from loan production offices to full service banking offices on March 30, 2001. Other uncategorized expenses increased $35,144 (22.7%) from $154,530 at June 30, 2000, to $189,674 at June 30, 2001, due primarily to the branch office conversion.

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

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $289,339 at June 30, 2001. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 2001, and no additional provision was expensed during the first six months of 2001.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ending June 30, 2001 and 2000 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        The Company is preparing to hold its annual meeting in the fourth quarter of 2001, at which time it will present proposals to the shareholders to increase the authorized number of Class A Voting Common shares to 100,000,000, to convert the B Non Voting Common Shares to A Voting Common Shares on a one-for-one basis, and to institute stock options plans for the directors and officers of the Company and its subsidiary.

Item 6. Exhibits and reports on Form 8-K

The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997	(1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997	(1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997	(1)
3.(i)	Articles of Incorporation
(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996	(2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998	(2)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation)	(1)
(d)	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999	(3)
(ii)	By-laws of the registrant	(4)
4.1	Stock Certificate for Class A Common Stock	(4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto	(4) *
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder	(4) *
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995	(5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(6) *
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000	(3)*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation	(7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001	(8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001 - filed herewith
11.0	Statement of Computation of Per Share Earnings - N/A
15.0	Letter on Unaudited Interim Financial Information - N/A
18.0	Letter re change in accounting principles - N/A
19.0	Reports furnished to security holders - N/A
22.0	Published report re matters submitted to vote - N/A
23.0	Consent of experts and counsel - N/A
24.0	Power of attorney - N/A
99.0	Additional Exhibits - N/A
(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3)	Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.
(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
* Management compensation plan or arrangement.
(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
Dated: August 13, 2001	By: /s/ Harold L. Connell Name:Harold L. Connell, Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:	Chief Executive Officer	August 13, 2001
s/ Harold L. Connell Harold L. Connell
(ii) Principal Accounting and Financial Officer:	Vice President And Secretary (chief financial officer)	August 13, 2001
s/ Floyd D. Harper Floyd D. Harper

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997	(1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997	(1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997	(1)
3.(i)	Articles of Incorporation
(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996	(2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998	(2)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation)	(1)
(d)	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999	(3)
(ii)	By-laws of the registrant	(4)
4.1	Stock Certificate for Class A Common Stock	(4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto	(4) *
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder	(4) *
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995	(5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(6) *
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000	(3)*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation	(7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001	(8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001 - filed herewith
11.0	Statement of Computation of Per Share Earnings - N/A
15.0	Letter on Unaudited Interim Financial Information - N/A
18.0	Letter re change in accounting principles - N/A
19.0	Reports furnished to security holders - N/A
22.0	Published report re matters submitted to vote - N/A
23.0	Consent of experts and counsel - N/A
24.0	Power of attorney - N/A
99.0	Additional Exhibits - N/A
(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3)	Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.
(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
* Management compensation plan or arrangement.