Form 10QSB
period 2001-09-30
SOUTHERN SECURITY BANK CORP
filed 2001-11-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Commission File No: 0-22911

SOUTHERN SECURITY BANK CORPORATION
(Name of small business as specified in charter)

Delaware
(State or other jurisdiction of incorporation)

65-0325364
(IRS Employer Identification Number)

1000 Brickell Avenue Suite 900 Miami, FL 33131
(305) 702-5502
(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the November 5, 2001 (latest practicable date):

        (a) Class A Voting Common Stock: 18,230,842 Shares
        (b) Class B Non-Voting Common Stock: 1,395,808 shares

      Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2001 and December 31, 2000

ASSETS                                September 30, 2001       December 31, 2000
                                       (Unaudited)                   (Note)
                                    ----------------          -----------------

Cash and due from banks             $   1,880,953              $  1,063,620

Federal Funds sold                      2,228,000                 8,827,000
                                     ------------               ------------
Total cash and cash equivalents         4,108,953                 9,890,620

Securities held to maturity                24,858                   339,382

Securities available for sale          10,612,473                 3,171,003

Federal Reserve Bank stock, at cost       208,600                   208,600

Loans and Leases, net                  19,863,275                16,030,789

Premises and equipment                    312,987                   274,027

Other real estate owned                    84,535                         0

Accrued interest receivable                85,715                   116,218

Other assets                              299,751                   226,090
                                     ---------------           ---------------
Total Assets                         $ 35,601,147              $ 30,256,729
                                     ===============           ===============

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2001 and December 31, 2000

LIABILITIES & STOCKHOLDERS EQUITY         September 30, 2001    December 31 2000
---------------------------------         ------------------    ----------------
Liabilities                                   (Unaudited)          (Note)

  Noninterest bearing deposits               $  7,192,189      $    5,425,425

  Interest-bearing deposits                    20,260,879          18,282,993
                                               ----------          ----------
     Total deposits                            27,453,068          23,708,418

  Federal funds purchased                               0                   0

  Securities sold under repurchase agreements   2,523,064           1,017,305

  Other liabilities                               256,895             472,438
                                               ----------          ----------
     Total liabilities                         30,233,027          25,198,161
                                               ----------          ----------
  Commitments and Contingencies                         0                   0

  Minority interest in subsidiary                  12,503              18,737
                                               ----------          ----------
  Stockholders' equity

    Series A Preferred Stock                            0                   0
      (Authorized: 5,000,000; Outstanding: 0)

    Class A Common Stock                          186,508             169,542
      (Authorized: 30,000,000; Outstanding:
         September 30, 2001 18,230,842;
         December 31, 2000 16,954,211; Subscribed
         for but not issued: September 30, 2001
         420,000; December 31, 2000 none)

    Class B Common Stock                           15,218              10,128
     (Authorized: 5,000,000; Outstanding: September
           30, 2001 1,395,808; December 31, 2000
           1,012,818; Subscribed for but not
           issued: September 30, 2001 126,000;
           December 31, 2000 none)

  Less subscriptions for shares not paid for &   (346,500)                  0
         not issued

  Capital Surplus                              12,606,755          11,234,570

  Accumulated deficit                          (7,132,858)         (6,383,302)
                                                ----------          ----------
                                                5,329,123           5,030,938
  Accumulated other comprehensive income           26,494               8,893
                                                ----------          ----------
    Total stockholders' equity                  5,355,617           5,039,831
                                               ----------          ----------
    Total liabilities & stockholders' equity $ 35,601,147        $ 30,256,729
                                               ==========          ==========

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Nine Months Ended September 30, 2001 and 2000

                                          September 30, 2001     September 30, 2000
                                          ------------------     ------------------
  Interest Income:
    Interest and fees on loans            $        1,283,320     $        1,059,427
    Interest and dividends on securities             366,095                140,261
    Interest on federal funds sold &
         repurchase agreement                        162,745                162,441
                                          ------------------     ------------------
                                                   1,812,160              1,362,129
                                          ------------------     ------------------
  Interest Expense:
    Deposits                                         490,951                312,700
    Other                                             54,110                 86,255
                                          ------------------     ------------------
                                                     545,061                398,955
                                          ------------------     ------------------
       Net interest income                         1,267,099                963,174
Provisions for loan and lease losses                       0                 77,500
                                          ------------------     ------------------
       Net interest income after provision
                  for loan and lease losses        1,267,099                885,674
                                          ------------------     ------------------
Other Income:
    Service charges on deposit accounts              124,000                 68,856
    Securities gains (losses), net                    25,730                    314
    Other                                             19,452                 17,779
                                          ------------------     ------------------
        Total other income                           169,182                 86,949
                                          ------------------     ------------------
Operating Expenses:
     Salaries and employee benefits                1,107,115              1,033,848
     Occupancy and equipment                         349,418                290,375
     Data and item processing                        314,335                108,429
     Professional Fees                                97,204                 71,907
     Insurance                                        32,737                 29,752
     Other                                           286,631                252,129
                                          ------------------     ------------------
       Total operating expenses                    2,187,440              1,786,440
                                          ------------------     ------------------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary  (751,159)              (813,817)

  Minority interest in net (income) loss
         of subsidiary                                 1,603                  4,883
                                          ------------------     ------------------
       Net Income (loss)                  $         (749,556)     $        (808,934)
                                          ==================     ==================
       Basic earnings (loss) per share    $            (0.04)     $           (0.07)
                                          ==================     ==================
       Diluted earnings (loss) per share  $            (0.04)     $           (0.07)
                                          ==================     ==================
  Weighted average number of common
         Shares, Basic and dilutive               19,234,122             12,281,658
                                          ==================     ==================

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended September 30, 2001 and 2000

                                          September 30, 2001     September 30, 2000
                                          -------------------    -------------------
  Interest Income:
    Interest and fees on loans            $          424,498     $          409,626
    Interest and dividends on securities             146,564                 71,354
    Interest on federal funds sold &
         repurchase agreement                         37,576                 70,092
                                          ------------------     ------------------
                                                     608,638                551,072
                                          ------------------     ------------------
  Interest Expense:
    Deposits                                         148,098                113,134
    Other                                             19,580                 44,206
                                          ------------------     ------------------
                                                     167,678                157,340
                                          ------------------     ------------------
       Net interest income                           440,960                393,732
Provisions for loan and lease losses                       0                 77,500
                                          ------------------     ------------------
       Net interest income after provision
                  for loan and lease losses          440,960                316,232
                                          ------------------     ------------------
Other Income:
    Service charges on deposit accounts               41,483                 22,512
    Securities gains (losses), net                    26,737                      0
    Other                                              8,411                  6,929
                                          ------------------     ------------------
        Total other income                            76,631                 29,441
                                          ------------------     ------------------
Operating Expenses:
     Salaries and employee benefits                  371,093                335,173
     Occupancy and equipment                         126,371                 95,800
     Data and item processing                        223,530                 40,650
     Professional Fees                                26,583                 24,723
     Insurance                                        11,479                 10,316
     Other                                            96,957                 97,599
                                          ------------------     ------------------
       Total operating expenses                      856,013                604,261
                                          ------------------     ------------------
       Net income (loss) before minority
       interest in net income (loss) of subsidiary  (338,422)              (258,588)

  Minority interest in net (income) loss
         Of subsidiary                                   822                  1,699
                                          ------------------     ------------------
       Net Income (loss)                  $         (337,600)     $        (256,889)
                                          ==================     ==================
       Basic earnings (loss) per share    $            (0.02)     $           (0.02)
                                          ==================     ==================
       Diluted earnings (loss) per share  $            (0.02)     $           (0.02)
                                          ==================     ==================
  Weighted average number of common
         Shares, basic and dilutive               19,626,650             14,813,519
                                          ==================     ==================

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended September 30, 2001 and 2000

                                                    September 30, 2001   September 30, 2000
                                                    ------------------   ------------------
Cash Flows from Operating Activities
  Net Income (loss)                               $       (749,556)   $      (808,934)

  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:

    Net accretion on securities                             (4,373)           (46,322)

    Provision for loan and lease losses                          0             77,500

    Depreciation and amortization                           73,950             73,825

    Securities (gains) losses, net                         (25,730)              (314)

    Minority interest in net income (loss)
         of subsidiary                                      (1,603)            (4,883)

    (Increase) decrease in accrued interest
         receivable                                         30,503            (37,375)

    (Increase) decrease in other assets                    (73,661)           (80,393)

    Increase (decrease) in other liabilities              (215,543)           (83,647)

    (Increase) decrease of other real estate owned               0             84,155
                                               -------------------   -----------------
        Net cash provided by (used in)
                  Operating activities                    (966,013)          (826,388)
                                               -------------------   -----------------
Cash Flows from Investing Activities
  Net cash flows from securities                        (7,079,241)        (3,586,341)

  (Purchase) Sale of Federal Reserve Bk/Federal
         Home Loan Bk stock                                      0            (60,000)

  Loan originations & principal collections on
         loans - net                                    (3,917,021)        (3,790,249)

  Purchase of loans                                              0                  0

  Purchase of premises and equipment - net                (112,910)           (49,106)

  Increase (Decrease) in minority interest                  (4,632)             1,147
                                                -------------------   ----------------
      Net cash provided by (used in)
                  Investing activitities               (11,113,804)        (7,484,549)
                                                -------------------   ----------------

Cash Flows From Financing Activities
  Net increase (decrease) in federal funds purchased
         and securities sold under repurchase agreements 1,505,759          2,305,000

  Net increase (decrease) in deposits                    3,744,650          2,289,031

  Net increase (decrease) in notes payable                       0                  0

  Proceeds from issuance of stock                        1,047,741          5,006,887

  Dividends paid on stock                                        0                  0
                                                ------------------- ------------------
    Net cash provided by (used in)
         Financing activities                            6,298,150          9,600,918
                                                ------------------- ------------------

    Net increase (decrease) in cash and
         equivalents                                    (5,781,667)         1,289,981

Cash and cash equivalents, Beginning                     9,890,620          3,175,320
                                                ------------------- ------------------

Cash and cash equivalents, Ending               $        4,108,953   $      4,465,301
                                                ===================  ==================

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                                        Subscribed                Accumulated
                                                                         But not                      Other
                                       Common Stock         Paid-In      issued    Accumulated    Comprehensive
                                   Shares       Amount      Capital      shares     (Deficit)         Income      Total
                                   ------       ------      -------    ----------  -----------    -------------   -----
Balance, January 1, 2000           5,913,050   $ 59,130   $ 5,921,300       -     $ (5,021,898)     $(4,417)    $ 954,115
  Net loss                                 -          -             -       -         (808,934)           -      (808,934)
  Other comprehensive income,
    net of tax: Change in unrealized
    gain (loss) on securities
    available for sale                     -          -             -       -                -       (1,049)       (1,049)
Issuance of stock                 11,371,206    113,713      4,893,174      -                -            -     5,006,887

  Balance September 30, 2000      17,284,256    172,843     10,814,474      -     $(5,830,832)      ($5,466)    5,151,019

                                                                        Subscribed                 Accumulated
                                                                         But not                      Other
                                        Common Stock         Paid-In     issued     Accumulated  Comprehensive
                                    Shares      Amount       Capital     shares      (Deficit)       Income        Total
                                    ------      ------       -------    ---------   -----------  -------------     -----
Balance, January 1, 2001         17,967,029    $179,670     $11,234,570        -   $(6,383,302)      $8,893    $5,039,831
  Net loss                                -           -               -        -      (749,556)           -      (749,556)
  Other Comprehensive income,
    net of tax: Change in unrealized
    gain (loss) on securities
    available for sale                     -           -              -        -             -        17,601       17,601
  Issuance of stock                2,205,621      22,056      1,372,185        -             -             -    1,394,241
  Less subscriptions not paid
    For and shares not issued                                           (346,500)                                (346,500)
                                   ---------   ---------      --------- ---------  -----------     ---------    ----------
  Balance September 30, 2001      20,172,650   $ 201,726    $12,606,755 (346,500)  $(7,132,858)     $ 26,494   $5,355,617
                                  ==========   =========     ==========  ========   ===========    =========   ===========

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

Nine Months Ended                                     September 30, 2001     September 30, 2000
-------------------------                             ------------------     ------------------
Net loss                                              $       (749,556)       $      (808,934)

Other comprehensive income (loss):

  Change in unrealized gain (loss) on securities                17,601                 (1,049)
         Available for sale
                                                      ------------------     ------------------
Comprehensive loss                                    $       (731,955)              (809,983)
                                                      ------------------     ------------------

Three Months Ended                                    September 30, 2001     September 30, 2000
-------------------------                             ------------------     ------------------
Net loss                                              $       (337,600)      $       (256,889)

Other comprehensive income:

  Change in unrealized gain (loss) on securities                50,272                 (9,155)
         Available for sale
                                                      ------------------     ------------------
Comprehensive loss                                    $       (287,328)      $       (247,734)
                                                      ------------------     ------------------

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company that owns 99.7% of the outstanding capital stock of Southern Security Bank (“Bank”). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended September 30, 2001 and 2000.

                                                                       Per-Share
                                        Numerator       Denominator     Amounts
                                       ----------        ---------       -------
Nine Months Ended September 30, 2001
-----------------------------------
Net (loss)                             $ (749,556)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (749,556)      19,234,122       $(0.04)
                                       -----------       ---------       -------

Three Months Ended September 30, 2001
--------------------------------
Net (loss)                             $ (337,600)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (337,600)      19,626,650       $(0.02)
                                        ----------      ----------       -------

Nine Months Ended September 30, 2000
------------------------------
Net (loss)                             $ (808,934)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (808,934)      12,281,658       $(0.07)
                                        ----------       ---------       -------

Three Months Ended September 30, 2000
------------------------------
Net (loss)                             $ (256,889)

Basic and diluted loss per share,
loss available to common
shareholders                           $ (256,889)      14,813,519       $(0.02)
                                        ----------       ---------       -------

Options to purchase 1,161,298 shares at September 30, 2001 and 766,965 shares at September 30, 2000 and subscriptions for the purchase of 546,000 shares at September 30, 2001, have not been included in the computation of diluted earnings per share for September 30, 2001 and 2000 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2.  ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                      Nine Months Ended      Nine Months Ended
                                      September 30, 2001     September 30, 2000
                                      -------------------    ------------------
    Balance, beginning of year           $   398,992            $   183,675
    Total charge-offs                       (134,141)               (69,078)
    Recoveries                                33,893                 24,068
    Provision for loan & lease losses              0                 77,500
                                         ------------           --------------
    Allowance balance at end of period   $   298,744            $   216,165
                                         ============           ==============

   Total loans and discount              $20,162,019            $16,717,177

   Allowance to total loans and discount       1.48%                  1.29%

Note 3. CAPITAL ADEQUACY REVIEW

                                                                                         For Capital Adequacy
   September 30, 2001                                                                   Purposes Under Prompt
   Southern Security Bank                                           Bank               Corrective Action
   Provisions
   -----------------------------                                   ------           ----------------------------

   Total Risk-weighted Ratio:
           Tier 2 Capital + ALLL                 4,434,000
                                                ----------
          Risk Weighted Assets                  23,226,000 =          19.09%                     > 8.00%

   Tier 1 Risk Weighted Ratio:
          Tier 1 Capital                         4,141,264
                                                 ---------
          Risk Weighted Assets                  23,226,000 =          17.83%                     > 4.00%

   Tier 1 Leverage Ratio:
          Tier 1 Capital                         4,141,264
                                                 ---------
          Average Quarterly Assets              34,624,000 =          11.96%                     > 4.00%

Note 4.  Stock Subscriptions

The Company has included in stockholders’ equity the subscription of 420,000 shares of Class A Common Voting and 126,000 shares of Class B Common Non-Voting for which the shares have not yet been paid for or issued.

Note 5.  Commitments and Contingencies

On May 15, 2001, the Company and its subsidiary bank, Southern Security Bank, executed an asset and liability purchase agreement with PanAmerican Bank (“PAB”). The transaction, subject to regulatory approval, is anticipated to close in the fourth quarter of 2001. The Company and its subsidiary have agreed to pay a total of $5 million, and Southern Security Bank will assume PAB’s deposits and certain other liabilities totaling approximately $30 million in consideration for the purchase of substantially all of PAB’s assets of approximately $33 million. The purchase price will be paid with the issuance of shares of common stock by the Company, subject to a limit of 4.9% of the total number of shares outstanding after giving effect to this transaction, and the balance of the purchase price will be paid in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank Corporation (“Company”) and its subsidiary Southern Security Bank (“Bank”) for the nine month period ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

PENDING ACQUISITION

On May 15, 2001, the Company and its subsidiary bank, Southern Security Bank, executed an asset and liability purchase agreement with PanAmerican Bank (“PAB”), Miami, Florida. The assets include cash, loans, and securities and the liabilities consist principally of deposits. The agreement is subject to the regulatory approval of the Federal Reserve and the State of Florida Division of Banking. The proposed transaction will combine the two banking entities’ assets and liabilities into a single bank that is expected to have the size, operating efficiency and market presence to achieve significant improvements in long-term profitability that will greatly enhance the combined banks’ prospects for success over those of either of the component banks. The transaction, subject to regulatory approval, is anticipated to close in the fourth quarter of 2001.

PanAmerican Bank has one full service banking office located in Miami, Miami-Dade County, Florida. The bank owns the land and building on which the banking office is located.

PAB’s unaudited financial highlights reflect that total assets increased $1,226,000 or 3.9% from $31,832,000 at December 31, 2000 to $33,058,000 at September 30, 2001. Gross loans increased $1,155,000 or 5.9% from $19,576,000 at December 31, 2000 to $20,731,000 at September 30, 2001. Total deposits increased $488,000 or 1.8% from $27,800,000 at December 31, 2000 to $28,288,000 at September 30, 2001.

PAB reported a net loss of $44,000 for the fiscal year ended December 31, 2000 on total interest income of $2,285,000. The bank reported a net loss of $95,000 on total interest income of $1,790,000 for the nine month period ended September 30, 2001.

The acquisition of PanAmerican Bank by the Company will increase Southern Security’s revenue and liquidity, marketing opportunities, as well as enhance earnings through economies of scale.

Southern Security Bank and the Company have agreed to pay a total of $5 million, and Southern Security Bank will assume PAB’s deposits and certain other liabilities, in consideration for the purchase of substantially all of PAB’s assets. The aggregate purchase price represents a premium of approximately 1.67 times the book value PAB’s equity at September 30, 2001, and is subject to adjustment for fluctuations in the level of PAB’s equity to the date of the closing of the transaction. The purchase price will be paid with the issuance by the Company of shares of its stock which, for this purpose, will be valued at 1.67 times the Company’s net book value per share as of the closing date. The aggregate number of shares to be issued by the Company to PAB’s shareholders will be limited to 4.9% of the total number of shares outstanding after giving effect to the transaction. The balance of the purchase price will be paid in cash. The net cash required to be paid to PAB will be approximately $1,500,000. After giving effect to all of the foregoing, the Company anticipates that Southern Security Bank will have total equity capital of approximately $6 million and total assets of approximately $67 million, for a capital ratio in excess of 8%. Since Southern Security Bank is the Company’s only subsidiary, the Company’s consolidated capital ratios will be essentially identical.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2001

FINANCIAL CONDITION

Southern Security Bank received federal and state approvals to convert its loan production offices in Miami and Boca Raton into full-service branches effective March 30, 2001. The conversion gives Southern Security full-service offices in Florida’s Gold Coast: Miami-Dade, Broward and Palm Beach counties.

Total assets increased by $5.3 million, or 17.5%, from $30.3 million at December 31, 2000, to $35.6 million at September 30, 2001, with the increase invested principally in securities available-for-sale and loans. The increase in total assets was primarily the result of increased deposits.

The Company’s short-term investments, primarily consisting of federal funds sold (“fed funds”) and available-for-sale investments, increased by $0.8 million to $12.8 million at September 30, 2001, from $12.0 million at December 31, 2000. This increase in short-term investments is the result of increased deposits of $3.7 million since December 31, 2000.

The Company’s net loans receivable increased by $3.9 million or 24.4%, to $19.9 million at September 30, 2001, from $16.0 million at December 31, 2000. The increase in these earning assets were the result of additional loan activity from the Brickell and Boca Raton branches.

The Allowance For Credit Losses reflects management’s judgment of the level of allowance adequate to provide for reasonably foreseeable losses, based upon the following factors: (1) the general economic conditions; (2) the credit condition of its customers, as well as the underlying collateral, if any; (3) historical experience; and (4) the average maturity of its loan portfolio. The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

Deposits increased to $27.5 million on September 30, 2001 from $23.7 million at December 31, 2000. The increase was the result of additional deposit activity from the Brickell and Boca Raton locations, which were converted from loan production offices to full service branches in March 2001.

    Interest Bearing Deposits at September 30, 2001

       NOW Accounts                $   3,265,776
       Money Market Accounts           8,165,506
       Savings Accounts                  847,804
       CD's Under $100M                3,668,004
       CD's $100M and more             4,313,789
                                   -------------
                                   $  20,260,879
                                   =============

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company’s classified loans decreased from $414,539 at December 31, 2000 (2.52% of total loans) to $359,946 at September 30, 2001 (1.79% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate or repossessed assets at December 31, 2000 and $84,535 at September 30, 2001.

                                           September 30, 2001      December 31, 2000
                                           ==================      =================
   Classified Loans & Discount             $   359,946         $       414,539
   Other Real Estate Owned & Repossessions      84,535                       0
                                           ------------------      -----------------
         Total Classified and Other                444,481                 414,539
                                           ==================      =================

   Percent Classified and Other / Total Loans        2.20%                   2.52%

   Gross Loans & Discount                  $20,162,019          $   16,429,781

In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $5,355,617 at September 30, 2001, an increase of $0.3 million, or 6.3%, from $5,039,831 at December 31, 2000. The increase is due primarily to the issuance of 1,696,631 shares of Class A Common and 508,990 shares of Class B Common stock during the first six months of 2001 pursuant to private offerings with net proceeds of $1,394,241.

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

Bank Capital Ratios              September 30, 2001   December 31, 2000  Adequate
-------------------              ------------------   -----------------  -------
Total risk-weighted capital:        19.1%                 26.5%           > 8.00%
Tier I risk-weighted capital:       17.8%                 24.4%           > 4.00%
Leverage:                           12.0%                 16.5%           > 4.00%

LIQUIDITY

The Company’s principal sources of liquidity and funding are generated by the operations of its subsidiary Southern Security Bank (“Bank”) through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company’s liquidity at September 30, 2001, consisted of $4.1 million in cash and cash equivalents and $10.6 million in available-for-sale investments, for a total of $14.7 million, compared with a total of $13.1 million at year-end 2000, an increase of approximately $1.6 million.

RESULTS OF OPERATIONS

Comparison of results in this section are for the nine month and three month periods ended September 30, 2001 and September 30, 2000. The net loss recognized for the nine months ended September 30, 2001 was $749,556 compared to a loss of $808,934 for the nine month period ended September 30, 2000. This was a positive change of $59,378. Losses for the nine months as compared to the same period last year were primarily impacted by an increase of net interest income. The net loss recognized for the three months ended September 30, 2001 was $337,600 compared to a loss of $256,889 for the three month period ended September 30, 2000. This was a negative change of $80,711. Losses for the three months as compared to the same period last year were primarily impacted by an increase of interest on investment income and offset by an increase in data processing expenses. In August 2001 the bank converted its data processing systems and absorbed a non recurring charge of $138,296.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2001 was $1,267,099 as compared to $963,174 for the nine months ended September 30 2000, an increase of $303,925 or 31.6%.

Net interest income before provision for loan losses for the three months ended September 30, 2001 was $440,960 as compared to $393,732 for the three months ended September 30 2000, an increase of $47,228 or 12.0%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increased by $225,834 from $140,261 for the nine month period ended September 30, 2000, compared to $366,095 for the nine month period ended September 30, 2001, due primarily to an increase in the average balance of such investments. Interest and fees on loans increased by $223,893 (21.1%)in the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in loan income resulted from an increase in average loan balances outstanding from the period ended September 30, 2000 to the period ended September 30, 2001, and was partially offset by lower interest rates.

Total interest expense increased $146,106 (36.6%) from $398,955 for the nine months ended September 30, 2000 to $545,061 for the nine months ended September 30, 2001. Interest expense increase was primarily the result of an increase in interest bearing deposit account balances to $20.3 million at September 30, 2001 from $12.6 million at September 30, 2000.

OPERATING EXPENSES

Operating expenses increased by $401,000, or 22.4% from $1,786,440 at September 30, 2000 to $2,187,440 at September 30, 2001. The increase for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted primarily from increases in branch locations and the conversion of data processing systems as discussed above. There was an increase in salaries and employee benefits of $73,267 or 7.1% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 due primarily to an increase in staffing at the bank. Occupancy and equipment expenses increased $59,043 (20.3%) from $290,375 at September 30, 2000, to $349,418 at September 30, 2001 due to the conversion of the offices in Boca Raton and Miami from loan production offices to full service banking offices on March 30, 2001. Other uncategorized expenses increased $34,502 (13.7%) from $252,129 at September 30, 2000, to $286,631 at September 30, 2001, due primarily to the branch office conversion.

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

      RESERVE ALLOCATION AT SEPETEMBER 30, 2001

        Allowance - Domestic                   $   298,744
        Allowance - Foreign                              0
        Allowance - Unallocated                          0
        --------------------------------------------------
        Total Allowance For Loan & Lease Loss  $   298,744

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $298,744 at September 30, 2001. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank’s allowance for loan and credit losses was analyzed and deemed to be adequate at September 30, 2001, and no additional provision was expensed during the first nine months of 2001.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ending September 30, 2001 and 2000 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Securities Holders

        Notice was given that the Annual Meeting of the Shareholders of Southern Security Bank Corporation would be held at the Boca Raton Resort & Club, Boca Raton, Florida, on Monday, November 12, 2001 at 9:30 a.m. local time to elect directors and to consider three amendments to the Certificate of Incorporation as listed below. Of the total shares outstanding 60.21% either voted in person or by proxy.

1.	To elect four Class II Directors (Philip C. Modder, Eugene J. Strasser, Stephen L. Perrone and Samuel S. Caliendo) to serve until the 2004 Annual Meeting, to elect two Class I Directors (Hugo A. Castro and Leonard F. Marinello) to serve until the 2003 Annual Meeting, and to elect one Class III Director (Alberto Valle) to serve until the 2002 Annual Meeting, and, in each case, until their successors have been elected and qualified. The nominees were each elected by the vote as indicated below:
         Nominee                       For           Abstained
         --------------             ----------       ----------
         Philip C. Modder              60.21%           0%
         Eugene J. Strasser            60.21%           0%
         Stephen L. Perrone            60.21%           0%
         Samuel S. Caliendo            60.21%           0%
         Hugo A. Castro                60.21%           0%
         Leonard F. Marinello          60.21%           0%
         Alberto Valle                 60.21%           0%
2.	To consider and take action upon converting and combining Southern Security’s Class A Voting Common Stock and Class B Non Voting Common Stock into a single class of voting common shares by amending the Certificate of Incorporation. The Amendment was approved by a vote of 56.77 percent For, .22 percent Abstaining, and 0 percent Against.

3.	To consider and take action upon deleting Southern Security’s Series A Preferred Stock as a series of its authorized Preferred Stock by amending the Certificate of Incorporation. The Amendment was approved by a vote of 56.77 percent For, .22 percent Abstaining, and 0 percent Against.

4.	To consider and take action upon increasing the authorized common stock of Southern Security to 100,000,000 common shares by amending the Certificate of Incorporation. The Amendment was approved by a vote of 56.76 percent For, .22 percent Abstaining, and .01 percent Against.

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

3.(i)     Articles of Incorporation

   (a)   Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)
   (b)   Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation) (1)
   (c)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)
   (d)   Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)
   (e)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - filed herewith

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

        None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
Date: November 13, 2001	By: s/ Harold L. Connell Name: Harold L. Connell Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Principal Accounting and Financial Officer: s/ Floyd D. Harper Floyd D. Harper Vice President And Secretary	Date: November 13, 2001

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

3.(i)     Articles of Incorporation

   (a)   Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)

   (b)   Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation) (1)

   (c)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

   (d)   Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

   (e)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - filed herewith

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

         o      Management compensation plan or arrangement.

EXHIBIT 3.(i)(e)

CERTIFICATE OF AMENDMENT

OF

CERTIFICATE OF INCORPORATION

OF

SOUTHERN SECURITY BANK CORPORATION

Under Section 242 of the General
Corporation Law of the State of Delaware

     Southern Security Bank Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

     FIRST:

     1.   Article FOURTH of the Certificate of Incorporation is amended by this Certificate of Amendment to effect the following changes authorized under Section 242 of the General Corporation Law of the State of Delaware:

     (a)   to change the authorized capital stock of the Corporation from 30,000,000 shares of Class A Voting Common Stock, par value $.01 per share, 5,000,000 shares of Class B Non-Voting Convertible Common Stock, and 5,000,000 shares of preferred stock (including 1,200,000 shares of Series A Preferred Stock,$.01 per share, by (1) providing that the Corporation is authorized to issue 100,000,000 common shares, par value $.01 per share, (2) converting the issued shares of Class A Voting Common Stock and the Class B Non-Voting Convertible Common Stock into common shares, par value $.01 per share, on a share-for-share basis, and eliminating the authorization to issue Class A Voting Common Stock and Class B Non-Voting Convertible Common Stock, and (3)deleting the Series A Preferred Stock, none of which is issued or outstanding, as an authorized series of the Preferred Stock; and

     (b)   to designate the relative rights, preferences and limitations of shares of all classes of stock;

     2.   In order to effect the amendment, Article FOURTH of the Certificate of Incorporation is deleted in its entirety, and the following new Article FOURTH shall be substituted in its place:

        "FOURTH:    The number of shares of stock that this Corporation is authorized to issue is one hundred and five million (105,000,000) shares, of which: one hundred million (100,000,000) shares shall be common shares having a par value of $.01 per share (the "Common Shares"); and five million (5,000,000) shares shall be preferred stock having a par value of $.01 per share (the "Preferred Stock"). The relative rights, preferences, and limitations of the shares of each class shall be as follows:

            (1)   Common Shares: Subject to the rights of the holders of Preferred Stock, the Common Shares will have the following relative rights, preferences and limitations:

                        (a)   Conversion of Class A Common Stock into Common Shares: Each share of Class A Voting Common Stock, par value of $.01 per share, either issued and outstanding or held by the Corporation as treasury stock, immediately prior to the time this amendment becomes effective shall be and is automatically converted, reclassified and changed (without any further act) into one (1) fully paid and non assessable Common Share, without increasing or decreasing the amount of stated capital or paid-in surplus of the Corporation, provided that no fractional shares shall be issued. After the conversion of all shares of Class A Voting Common Stock into Common Shares, each share of Class A Voting Common Stock shall automatically be cancelled and retired and shall cease to exist, and no further consideration shall be delivered or deliverable in exchange therefor.

                        (b)    Conversion of Class B Common Stock into Common Shares: Each share of Class B Non-Voting Convertible Common Stock, par value of $.01 per share, either issued and outstanding or held by the Corporation as treasury stock, immediately prior to the time this amendment becomes effective shall be and is automatically reclassified and changed (without any further act) into one (1) fully paid and non assessable Common Share, without increasing or decreasing the amount of stated capital or paid-in surplus of the Corporation, provided that no fractional shares shall be issued. After the conversion of all shares of Class B Non-Voting Convertible Common Stock into Common Shares, each share of Class B Non-Voting Convertible Common Stock shall automatically be cancelled and retired and shall cease to exist, and no further consideration shall be delivered or deliverable in exchange therefor.

                        (c)    Voting Rights: Except as provided herein, as otherwise provided by law or by the resolution or resolutions adopted by the Board of Directors designating the rights, powers and preferences of any series of Preferred Stock, the Common Shares shall have the exclusive right to vote for the election of directors and for all other purposes, in each case acting by such vote as required under applicable law (or by such greater vote that would be required under applicable law as may be set forth herein or in the By-laws of the Corporation). Each Common Share shall have one vote.

                        (d)   Dividends: Subject to any preferential or other rights granted to holders of Preferred Stock and subject to any other provisions hereof and applicable law, holders of Common Shares shall be entitled to dividends and other such distributions, in cash, securities or property of the Corporation as may be declared thereon by the Corporation's Board of Directors from time to time out of assets or funds of the Corporation legally available therefor, whether payable in cash, property or securities of the Corporation.

                        (e)    Rights on Liquidation: Subject to any preferential or other rights granted to holders of Preferred Stock and subject to any other provisions hereof, in the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets of the Corporation available for distribution to stockholders shall be distributed among the holders of the Common Shares according to their respective shares. For purposes of this paragraph, a consolidation or merger of the Corporation with any other corporation, or the sale, transfer or lease by the Corporation of all or substantially all of its assets, shall not constitute or be deemed a liquidation, dissolution or the winding-up of the Corporation.

                        (f)   Options, Warrants, and Convertible Securities: Immediately after this amendment becomes effective, the rights, if any, of the holders of (i) issued and outstanding Preferred Stock, (ii) options, (iii) warrants, (iv) or other convertible securities of every kind, to convert, exchange for or acquire shares of Class A Voting Common Stock or Class B Non-Voting Convertible Common Stock, shall become a similar right to convert, exchange for, or to acquire Common Shares.

            (2)   Preferred Stock. The Board of Directors shall have the authority to issue the Preferred Stock from time to time, without further action by the Corporation's stockholders, in one or more series, with designations, voting powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations and restrictions thereof as the Corporation's Board of Directors may determine, by resolution providing for the issuance of shares of Preferred Stock, which may include, but shall not be limited to, the following:

                       (a)    The number of shares that will constitute such series and the designation of such series.

                        (b)   The voting powers, full or limited, of such series or that such series shall have no voting power.

                        (c)   The rate of dividends payable on such series, the time(s) when such dividends will be payable, the preference to, or any relation to, the payment of dividends to any other class or series of stock and whether the dividends will be cumulative or non-cumulative.

                       (d)    Whether the shares of such series shall be redeemable, and if redeemable, whether such shares shall be redeemable at the option of the Corporation or the holder of such shares or upon the happening of a specified event, the rate(s) or price(s) at which a redemption shall take place with such adjustments as may be provided and any other teens or conditions of any redemption.

                       (e)    Whether the Corporation shall create a sinking or similar fund for the redemption or purchase of shares and, if so, the terms and provisions that shall govern such fund.

                        (f)    The rights of the holders of shares upon the liquidation, dissolution or any distribution of the assets of the Corporation.

                        (g)   The rights, if any, of holders of shares, to convert such shares into, or to exchange such shares for, shares of any other class(es) or any other series of the same or any other class(es) of stock of the Corporation, the prices(s) or rate(s) of exchange with such adjustments as shall be provided at which such shares shall be convertible or exchangeable whether such rights of conversion or exchange shall be exercisable at the option of the holder of the shares or the Corporation or upon the happening of a specified event, and any other terms or conditions of such conversation or exchange.

                        (h)   The relative rights among each series with regard to dividends and liquidation preferences.

            (3)   Adjustment of Authorized Preferred Stock. The number of authorized shares of Preferred Stock maybe increased or decreased by the affirmative vote of the holders of a majority of the stock of the Corporation that is entitled to vote, without requiring a class vote of the Preferred Stock or any class or series thereof, except as may be otherwise provided in the resolution(s) fixing the voting rights of such class or series.

            (4)   No Preemptive Rights. The holders of Common Shares or Preferred Stock of the Corporation will not be entitled, as a matter of right, to subscribe for or purchase any part of any new or additional issue of any stock or other securities of the Corporation.

            SECOND:   The Board of Directors of the Corporation duly adopted a resolution setting forth the amendments set forth above, declaring its advisability and directing that the amendments be considered at a special meeting of the stockholders of the Corporation entitled to vote in respect thereof. The amendments have been duly adopted by vote of the holders of a majority of the outstanding stock entitled to vote thereon and a majority of outstanding stock of each class entitled to vote thereon as class, in accordance with Section 242(b) of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Harold L. Connell, its Chief Executive Officer, and Floyd D. Harper, its Secretary, this 12th day of November, 2001.

SOUTHERN SECURITY BANK CORPORATION By: s/Harold L. Connell Harold L. Connell By: s/ Floyd D. Harper Floyd D. Harper