Form 10KSB
period 2001-12-31
SOUTHERN SECURITY BANK CORP
filed 2002-04-03
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-22911

SOUTHERN SECURITY BANK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	65-0325364 (IRS Employer Identification No.)
3475 Sheridan Street Hollywood, Florida (Address of principal executive offices)	33021 (Zip Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for the most recent fiscal year $2,595,492.

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - There is no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non affiliates as of March 29, 2002 would have been $5,202,650. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 29 2002 is as follows: Voting Common Stock 21,704,838 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes___; No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Southern Security Bank Corporation (the "Holding Corporation") is a bank holding company that at December 31, 2001, owned 99.7% of outstanding capital stock of PanAmerican Bank (the "Bank"). The Bank changed its name from Southern Security Bank to PanAmerican Bank in January 2002. The name PanAmerican Bank was acquired in the asset purchase described below. The Holding Corporation is organized under the law of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals.

The Holding Corporation is located at 3475 Sheridan Street Hollywood, Florida 33021. Its telephone number is (954) 985-3900. The Bank's main office is located at 3475 Sheridan Street, Hollywood, Florida 33021-3607. Its telephone number is (954) 985-3900.

HISTORICAL DEVELOPMENT

The predecessor of the Holding Corporation was incorporated under the laws of Florida on April 8, 1992 under the name PCM Acquisition Group, Inc ("PCM"). PCM was reorganized under Florida law under the name Southern Security Bank Corporation

("Southern Security") on June 28, 1993, for the purpose of acquiring control of the Bank, which was then known as Florida First International Bank. The Holding Corporation completed the acquisition of the Bank on December 16, 1993 (the "Acquisition") through the purchase of 96.6% of its outstanding common stock. Subsequent to the date of Acquisition in 1993, the name of the Bank was changed to Southern Security Bank and on January 18, 2002 was changed again to PanAmerican Bank.

On November 10, 1997, Southern Security was merged (the "Merger") with Southern Security Financial Corporation, a Delaware corporation ("SSFC"), with the Holding Corporation being the surviving corporation under the name Southern Security Bank Corporation. Prior to the Merger, SSFC had 279 shareholders of record, no substantial assets and no operating history. The Class A Common Stock of SSFC was registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on September 29, 1997. The Merger was effected for the purpose of placing the Holding Corporation in a posture to aid in the eventual development of a trading market in its Common Stock through: (i) registering the Class A Common Stock under the Exchange Act; (ii) increasing the number of stockholders; and (iii) reincorporating the Holding Corporation under the law of Delaware. On November 13, 2001, the Class A and Class B Common Stock were combined into a single class of common stock on a share-for-share basis.

On December 31, 2001, Southern Security and the Bank completed the acquisition of the assets and liabilities of PanAmerican Bank ("PAB"), 2770 SW 27 Avenue, Miami, Florida. PAB operated one full service banking office in Miami-Dade County, Florida, which was reopened as the Bank's Grovegate Branch. The assets acquired included cash, loans, the bank name and securities consisting principally of deposits. The Bank paid $4.5 million in cash from its cash on hand and Southern Security paid PAB with 1,025,000 shares of its common stock.

THE BANK

The Bank, which is the sole subsidiary of the Holding Corporation, is a state chartered banking association engaging in a general commercial and consumer banking business. The Bank's services are provided through its four full-service community banking offices. The Bank engages in general commercial banking providing a wide range of loan and deposit services. Retail services offered by the Bank include installment loans, credit cards, checking accounts, savings accounts, NOW accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also provides a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank also offers safe deposit box services.

CORRESPONDENT RELATIONSHIPS

Correspondent banking involves one bank providing services to another bank which cannot provide that service itself for economic or organizational reasons. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment service, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit.

The Bank has established correspondent relationships with Independent Bankers Bank of Lake Mary, Florida and SunTrust Bank of Atlanta, Georgia with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the Bank's operations.

MARKET AREA

The Bank has four full-service banking offices. The Bank considers its primary market and service area to be Broward, Miami-Dade and Palm Beach Counties. The population of Hollywood, where the main office is located, is approximately 125,000, with 53,000 households, and a civilian labor force of 60,000. The density of population is approximately 4,463 persons per square mile. Public school enrollment is at 20,000, with a pupil to teacher ratio of 19.5 to one. Real estate property assessed valuations are approximately $5.8 billion.

Southern Security has two full service banking offices in Miami, Florida. Greater Miami is an area of more than 2,000 square miles and a population of 2.06 million. Hispanics represent 50 percent of greater Miami's total population. With more than 340,000 children in kindergarten through 12th grade, the Miami-Dade County school district ranks as the fourth largest in the country.

Boca Raton, where Southern Security has one full service banking office, has a population of approximately 66,000, with 27,000 households, and a total civilian labor force of 32,000. The density of population is approximately 2,262 persons per square mile. Public school enrollment is 12,800, with a pupil to teacher ratio of 17.6 to one. Real estate property assessed valuation is approximately $8.3 billion.

The Bank has also received regulatory approval to operate an International Banking Facility (IBF). IBF's are entitled to obtain demand and time deposits which are not insured by the FDIC. An IBF is also authorized to extend credit. Customers of an IBF are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories.

EMPLOYEES

Southern security has two employees at the Holding Corporation level and 31 full time employees at the Bank level. The Bank provides full time employees with group life, health, major medical insurance, and long term disability. None of the employees of the Holding Corporation or the Bank are represented by any collective bargaining units. The Company considers its employee relations to be good.

ENVIRONMENTAL LIABILITIES

Management of the Company is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of Southern Security.

SEASONAL ASPECTS

Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions.

COMPETITION

Southern Security operates in a competitive environment, where it must compete with numerous other financial entities. In one or more aspects of its business, Southern Security competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Southern Security's market area. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Competition for loans emanates from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in Southern Security's market area offer certain services, such as trust, investment and full service international banking, which Southern Security does not offer. To compete, the Bank relies upon competitive products and services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. In those instances where Southern Security is unable to provide services a customer needs, it seeks to arrange for those services to be provided by other banks with which it has correspondent relationships.

Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks are permitted to merge with banks organized under the law of other states. In addition, as of March 12, 2000, the federal law that restricted banks and securities firms from affiliating was repealed. These changes, together with economic developments in the United States, have lead to a period of consolidation in the banking industry, and may be expected to lead to even greater competition for Southern Security and for Southern Security to be placed in competition in the future with financial institutions with which it does not currently compete. As a result, Southern Security may be expected to encounter intense competition within its market area for the foreseeable future.

INDUSTRY DEVELOPMENTS

Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial industry. Because of the uncertainty of the final terms and likelihood of passage of any proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

TRANSACTIONS WITH AFFILIATES

The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no bank may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such person's control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There exists an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

SERVICES AND PRODUCTS

Commercial Loans. The primary lending focus of Southern Security is to small and medium-sized businesses in a variety of industries. Southern Security makes available to businesses a broad range of short and medium-term commercial lending products, including working capital lines (for financing inventory and accounts receivable), purchases of machinery and business expansion (including acquisition of real estate and improvements).

Commercial Mortgage Loans. Southern Security makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. Southern security's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of three to seven years.

Consumer Lending. Southern Security offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, lines of credit and other personal loans.

Southern Security and the Bank maintain a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school and church activities.

SUPERVISION AND REGULATION

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

BANK HOLDING COMPANY REGULATION

The Holding Corporation is a one-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "FRB"). The Holding Corporation is required to file periodic reports with the FRB and such additional information as the FRB may require pursuant to the BHC Act. The FRB may conduct examinations of the Holding Corporation and the Bank. Under FRB regulations, the Holding Corporation is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB's regulations or both.

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

The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and implemented other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund ("BIF"), under which the Bank pays a statutory assessment. Under FDICIA, annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as a principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also restricts extensions of credit to insiders under the Federal Reserve Act. The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and may be expected to do so in the future. An important function of the FRB System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The federal bank regulatory agencies have an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations. The foregoing is a brief summary of certain statutes, rules, and regulations affecting Southern Security and the Bank. Numerous other statutes and regulations have an impact on the operations of Southern Security and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

LEGISLATIVE IMPACT

The operations of the Company and its subsidiary bank are affected by state and federal legislative changes and by policies of various regulatory authorities. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals could have significant effects on the way in which Southern Security and its subsidiary, and financial institutions in general, conduct their business, and could have significant effects on Southern Security's operating results. Southern Security cannot however, accurately predict what those effects would be.

ADOPTION OF GRAMM-LEACH-BLILEY ACT

The Gramm-Leach-Bliley Act of 1999 which is known as the Financial Services Modernization Act ("FSM Act"), significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the FSM Act repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, management has no plans to pursue these additional possibilities.

Management does not believe that the FSM Act has or will have an immediate positive or negative material effect on operations. However, the Act may have the result of increasing the amount of competition that our Company faces from larger financial service companies, many of whom have substantially more financial resources than our Company, which may now offer banking services in addition to insurance and brokerage services.

Effective July 1, 2001, the FSM Act imposed customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

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

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located. The legislation resulted in a number of the Bank's competitor banks being purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of Florida and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses and individuals. The Bank believes it has competed effectively in this market segment by offering quality, personalized service. It is management's intention to remain a locally based, independent, Florida Bank.

The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Banking and Branching Act") provides that adequately capitalized and managed bank holding companies may acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted, although states are permitted to require that target banks located within the state be in existence for a period of up to five years before they become subject to the Banking and Branching Act.

In addition, the Banking and Branching Act provides that adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and by opening and maintaining de novo, or new, branches in states other than the states in which the banks maintain their principal place of business. With respect to interstate merger, each state had the opportunity to "opt out" of the interstate merger provisions and, thus, prohibit such activity. With respect to de novo branching, the Banking and Branching Act permits such activity only if a state has "opted in" and specifically allowed such activity. The State of Florida permits interstate branching, both by mergers and by establishing new branches.

Under regulatory guidelines, The Company is "Well-Capitalized" and, therefore, exceeds the "adequately-capitalized" standard required to participate in interstate affiliations with out-of-state banks and bank holding companies.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING

PanAmerican Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At the Banks most recent evaluation during 1999, the Federal Reserve Board rated PanAmerican Bank "Satisfactory" in complying with its CRA obligations.

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

CAPITAL ADEQUACY

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FRB. The FRB requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. Under the FRB's leverage capital requirement, state member banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 2001, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

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

Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors, previous and present customers of the Company and business acquaintances, and walk-ins. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. On mortgage loans, an appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Florida.

Nonperforming Assets and Delinquencies. When a loan borrower fails to make a required payment when due, the Bank initiates collection procedures in which a first and a second notice is generated. Attempts to contact the borrower by telephone or letter generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

Foreclosed Assets. Assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned ("OREO"), if real estate, or in other assets, if other property, until they are sold. When property is acquired it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs.

Asset Classification. The regulatory authorities have adopted various regulations regarding problem assets of banks. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" and monitored by the Bank.

ALLOWANCE FOR LOAN LOSSES

The Company has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against the Company's income.

The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

INVESTMENT ACTIVITIES

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. As a FRB member bank, the Bank is required to maintain an investment in FRB stock. The Bank is required under state and federal regulations to maintain a minimum amount of liquid assets.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

A committee consisting of Bank officers and Directors determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Company's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

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

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

General. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Florida. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required; the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly. The Bank does not currently accept brokered deposits.

International Banking Facility, (IBF). IBF's are entitled to obtain demand and time deposits which are not insured by the FDIC. An IBF is also authorized to extend credit. Customers of an IBF are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories.

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

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than a specified percentage of its net withdrawable deposit accounts. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 2001, exceeded the regulatory requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

As a FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio as it relates to estimated insured deposits (a ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

The FDIC Insurance is based on a risk-based assessment schedule based on an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "Well-Capitalized," "Adequately Capitalized" or "Undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Insurance Act ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The Bank is considered "Well-Capitalized".

FEDERAL AND STATE TAXATION

Federal Taxation: The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below.

The following discussion of state tax matters is intended only as a summary and does not purport to be a comprehensive description of the state tax rules applicable to the Bank or the Company. Neither the Holding Corporation nor the Bank has been audited by the IRS in the last five years.

State Taxation Florida. The Bank, as a Florida-based corporation is subject to a state corporation and emergency excise tax which is based on income. Florida also has a tangible tax based on the value of tangible personal property.

State Taxation Delaware. As a Delaware corporation not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with, and pay an annual franchise tax to the State of Delaware.

ITEM 2. DESCRIPTION OF PROPERTY

Southern Security's headquarters are located at 3475 Sheridan Street Hollywood, Florida 33021 while its mailing address is P.O. Box 6699 Hollywood, Florida 33081-6699.

Southern Security's community banking main office is also located at PanAmerican Bank Building 3475 Sheridan Street, Hollywood, Florida 33021-3607. At that location, the Company leases 5,212 square feet of space for its banking and office requirements under a lease which runs until December 31, 2013.

The Bank's Boca Raton office, which has 1,200 square feet of office space and is located at 369 East Palmetto Park Road Boca Raton, Florida, is leased on a month to month basis. The Bank's Brickell Avenue, Miami branch office, which has 1,325 square feet of office space, is leased for a term of five years.

The Bank owns the Grovegate banking office located at 2770 SW 27 Avenue Miami, Florida, and uses all of the approximately 5,000 square feet of space in this building.

Management believes that each of its facilities is adequate and well suited to its current operations with the exception of the Boca Raton office for which it is reviewing an alternate full service banking facility.

ITEM 3. LEGAL PROCEEDINGS

Southern Security and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   There is no public trading market for Southern Security's common equity.

(b)   On March 29, 2002 there were 827 holders of record of Southern Security's Common Stock.

(c)   Dividends. Southern Security has not paid any dividends on its Common Stock since its inception and has no present intention of paying dividends to its shareholders in the foreseeable future. Southern Security currently intends to reinvest earnings, if any, in the development and expansion of its business. The determination of the Board of Directors to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant. The ability of Southern security to pay dividends is subject to statutory restrictions on cash dividends applicable to corporations.

Further, Southern Security's only current source of income on which to pay dividends is through the payment of dividends or management fees by the Bank. The Bank may not declare or pay dividends on its common stock if such payment would cause it to be in violation of restrictions in the Florida Banking Code on the payment of dividends by Florida state banking corporations, such as the Bank.

(d) Sales of unregistered securities. During the fiscal year ended December 31, 2001, the Company sold the following securities without registration under the Securities Act of 1933:

Commencing on June 30, 2000, Southern Security initiated a private offering of up to 200 Units at a price of $49,500 per Unit. Each Unit consisted of 60,000 shares of the Company's then existing Class A Voting Common Stock and 18,000 shares of Class B Non-Voting Common Stock (the "2000 Offering"). The 2000 Offering resulted in the sale of 36.27 Units through December 31, 2000, and of 28.28 Units during 2001 through March 31, 2001, when the 2000 Offering was completed to a total of 40 individuals. The Company made the offering in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering. No underwriters were used, and no underwriting discounts or commissions were paid in connection with this offering.

In December 2001, in order to comply with the capital requirements for consummating the PanAmerican Bank transaction, several of Southern Security's directors purchased 487,235 shares of Common Stock for $229,000 under a private offering in reliance upon the exemptions from the Securities Act registration provided by sections 4(2) and 4(6) and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

On December 31, 2001, Southern security issued 1,025,00 shares of its common stock to PanInvest, Inc. in connection with Southern Security's acquisition of the assets of PanAmerican Bank, in a transaction that was exempt from registration under the securities Act pursuant to section 4(2) of the act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "estimates," "anticipates," and "plans" and similar expressions are intended to identify forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward, Miami-Dade and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to achieve and sustain profitability, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.

OVERVIEW

The Company's principal asset is its ownership of a controlling interest in the Bank, which is a State of Florida chartered commercial banking company domiciled in Hollywood, Florida. The Bank, PanAmerican Bank, which may be referred to as PAB, is a state chartered commercial bank regulated by the Florida Division of Banking and Finance, as its primary regulator. As the Bank is a member of the Federal Reserve System, the Bank's federal regulator is the Federal Reserve Bank of Atlanta.

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

OPERATING HISTORY

The Company has focused its attention on adding branches and resources to grow the Bank, while maximizing asset quality. Management believes the Bank currently has high asset quality, and that the Bank's capital exceeds statutory guidelines. However, management believes that the Bank currently has a low level of earning assets as they relate to operating expenses. Management is seeking to correct this problem by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth. The Company's board may seek to raise additional capital through a private offering to be commenced in the second quarter of this year.

The Company has implemented a program of increasing net loans, which have increased to nearly $44.3 million as of December 31, 2001, from less than $16.0 million at December 31, 2000. The loan growth experienced was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Of the total net loans at December 31, 2001, $20.9 million were purchased in the PanAmerican Bank transaction and the Bank separately increased its portfolio by $7.4 million during the year.

RESULTS OF OPERATIONS

Average Balance Sheet. An analysis of the Company's average balance sheet levels for the last two years is presented in the following table. The Company's net interest income increased 22.7% over 2000. This increase was the result of an increase in the deposit base. The average yield/rate for interest-earning assets decreased from 9.00% to 7.25% from 2000 to 2001 while the average yield/rate of interest-bearing liabilities decreased from 6.35% to 5.14% from 2000 to 2001.

Southern Security Bank Corporation
Average Balance Sheet Analysis

	2001			2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Investments (1)	$ 8,939	$ 470	5.26%	$ 3,091	$ 205	6.63%
Federal funds sold	4,347	187	4.29%	4,103	259	6.31%
Loans receivable (2)	19,309	1,717	8.89%	14,428	1,481	10.26%
Total interest earning assets	32,595	2,374	7.28%	21,622	1,945	9.00%
Noninterest-earning assets	3,021			1,930
Total	$35,616			$23,552
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and money market accounts	$11,076	$ 195	1.76%	$ 6,335	$ 138	2.18%
Savings accounts	844	10	1.18%	589	10	1.70%
Certificates of deposit	7,984	422	5.28%	5,608	312	5.56%
Fed Funds Purchased and Securities
Sold Under Repurchase Agreement	1,727	52	3.02%	1,735	105	6.05%
Other	416	11	2.65%	100	8	8.00%
Total interest-bearing liabilities	22,047	690	3.13%	14,367	573	3.99%
Noninterest bearing liabilities	8,144			6,113
Stockholders' equity	5,425			3,072
Total	$35,616			$ 23,552
Net Interest income and net yield on interest-earning assets		$ 1,684	5.17%		$1,372	6.35%

(1)   Includes investment securities and Federal Reserve Bank stock.

(2)   Includes loans for which the accrual of interest has been suspended.

Net loss for the respective periods of 2001 and 2000 was ($1,114,524) and ($1,361,000) which represents a decrease in the net loss by $246,881 due to a combination of factors as described below.

Analysis of Changes in Interest Income and Interest Expense. Interest income during 2001 was $2,374,000 as compared to $1,945,000 for 2000 for an increase of $429,000. This was as a result of an increase of $11.0 million in total average earning assets from 2000 to 2001. Interest expense for this period was $690,000 for 2001, and $573,000 for 2000, representing an increase of $117,000, which was due to an increase in the amount of interest bearing deposits held by the Bank. The resultant net interest income was $1,684,000 in 2001 and $1,372,000 for 2000, reflecting an increase of approximately $312,000. Management believes net interest income will continue to grow as the Bank makes use of new capital to increase deposits and fund anticipated loan growth.

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

Southern Security Bank Corporation
Analysis of Changes in Interest Income and Interest Expense

	2001 vs. 2000 Increase (Decrease) Attributable to				2000 vs. 1999 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
			(Dollars in Thousands)
Interest Income on:
Investments	$388	$(42)	$(81)	$265	$138	$4	$9	$151
Federal funds sold	15	(82)	(5)	(72)	44	42	12	98
Loans receivable	501	(198)	(67)	236	61	87	4	152
Total interest income on
interest-earning assets	904	(322)	(153)	429	243	133	25	401
Interest expense on:
NOW and money market accounts	103	(26)	(20)	57	27	13	3	43
Savings accounts	4	(3)	(1)	0	0	0	0	0
Certificates of deposit	132	(16)	(6)	110	(138)	37	(12)	(113)
Fed Funds Purchased and Sold
Under Repurchase Agreement	0	(53)	(0)	(53)	0	0	105	105
Other	25	(5)	(17)	3	0	0	0	0
Total interest expense on
interest-bearing liabilities	264	(103)	(44)	117	(111)	(50)	96	35
Increase (decrease) in net
interest income	$640	$(219)	$(109)	$312	$354	$83	$(71)	$366

Other Income and Expenses. Total other income was $221,000 during 2001 compared with $121,000 for 2000, which represents an increase of $100,000. The Bank adopted a new fee schedule of service charges in early 2001 which had a positive impact on other income. This trend is anticipated to continue as the Bank seeks additional sources of income. Salaries and employee benefits totaled $1,550,000 and $1,395,000 for 2001 and 2000 respectively, which represent an increase of $155,000. Management has increased the Bank's staffing levels to strengthen controls and provide resources to enable the Bank to grow assets and deposits. Total other expenses were $1,472,000 and $1,187,000 for 2001 and 2000, respectively, which represent an increase of $285,000 (24.3%). The increased expense was the result of operations at the two new branch locations, one time charges associated with a data processing conversion, and increased activity within the Bank. Data processing costs for 2002 are not expected to be above the levels of 2001 inclusive of the PanAmerican Bank transaction.

Federal Income Taxes. At December 31, 2001, the Company had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of $11,237,000 with specific amounts expiring each year from 2003 through the year 2021. No deferred tax asset has been recognized because the Company's past results of operations do not indicate that it is more likely than not such net operating losses will be used in the future. Due to the limitations on the amount of losses that may be used in each year, as a result of changes in control, a significant portion of the losses will never be used.

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

Therefore, Bank management and the ALCO committee's strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank's ALCO policy limits for GAP and the Bank's position with respect to various time traunches at December 31, 2001 are:

-	Rate-Sensitive Assets (RSA)/Rate-Sensitive Liabilities (RSL) (0 to 365 days); the Bank is at 1.73
-	RSA / RSL (0 to 90 days); the Bank is at 1.07.
-	RSA / RSL (91-365 days); the Bank is at 0.86.
-	Floating RSA / Floating RSL: the Bank is at 4.88.

The Bank is in a significantly positive GAP position at December 31, 2001. Management believes significant liquidity is necessary to provide funds for the planned growth of the Bank in 2002. Management will attempt to limit the Bank's interest rate risk while continuing to provide for anticipated liquidity needs.

Interest Rate Risk: The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Loan Maturity Schedule: The following schedule sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 2001. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Total	One Year or Less	One to Five Years	Over Five Years
Residential Real Estate	$ 7,411,034	$ 15,000	$ 1,017,821	$ 6,378,213
Consumer	3,363,509	1,321,739	2,011,770	30,000
Commercial	12,784,827	7,533,972	4,258,349	992,506
Commercial Real Estate	21,412,209	3,346,762	9,982,363	8,083,084
Other	81,802	81,802	-	-
	$ 45,053,381	$12,299,275	$ 17,270,303	$15,483,803
Add deferred loan costs	(18,936)
	$ 45,034,445

Fixed rate loans due after one year total are approximately $18.5 million and adjustable rate loans due after one year total are approximately $14.2 million. Adjustable rate loans which reprice after December 31, 2002 total approximately $8.1 million at December 31, 2001.

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

Securities Portfolio. The Company's investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Company's investment portfolio decreased from 6.53% in 2000 to 3.43% at December 31, 2001.

Southern Security Bank Corporation
Maturities of Investment Securities
December 31, 2001

	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
U.S. Treasury Securities
Held to maturity	$ --	-- %	$ --	-- %	$ --	--%	$ --	--%	$ --	--%
Available for Sale	199,827	1.84%	--	--	--	--	--	--	199,827	1.84%
Mortgage-backed securities:
Held to maturity	--	--	20,830	6.82%	--	--	--	--	20,830	6.82%
Available for Sale	--	--	--	--	--	--	131,479	6.26%	131,479	6.26%
U.S. government corporations and agencies:
Held to Maturity	--	--	--	--	--	--	--	--	--	--%
Available for sale	4,001,204	2.91%	2,504,100	4.20%	--	--	--	--	6,505,304	3.41%
Mutual Funds	44,124	4.35%	--	--	--	--	--	--	44,124	4.35%
Total	$4,245,155	2.87%	$2,524,930	4.22%	$ --	-- %	$131,479	6.26%	$6,901,564	3.43%

Asset Quality. The Bank's management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is other which includes overdrafts. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. The Company routinely monitors these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

Displayed below are the percentages of the total loan portfolio as of December 31, 2001 and December 31, 2000:

	2001	2000
Commercial & Industrial Loans	25%	31%
Commercial Mortgage Loans	48%	31%
Residential Mortgage Loans	17%	21%
Consumer & Installment Loans	10%	17%
Other	0%	0%

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

Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank's policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 2001, delinquent loans greater than 30 and less than 90 days totaled $149,398; and Classified loans totaled $207,853.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at December 31, 2001 and 2000.

(Dollars in Thousands)	2001	2000
Nonaccrual loans
Real estate	0	136
Commercial	0	72
Accrual loans - Past Due 90 days or more
Real estate	0	324
Installment	26	0
Restructured loans	0	0
Real estate & repossessions	348	0
Total nonperforming assets	374	532

In addition to the assets disclosed above, the Bank had a balance of $54,704 of installment loans at December 31, 2001 which have been classified as doubtful. Total nonperforming assets have increased in 2001 from 2000 by $167,000. Nonaccrual loans decreased by $208,000 and real estate and other assets owned increased by $673,000. Accrual loans over 90 days decreased by $298,000.

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

Activity in the allowance for loan losses for the years ended December 31, 2001 and 2000 was as follows:

	2001	2000
Balance, beginning	$ 398,992	$ 183,676
Amounts charged off:
Commercial loans	(72,000)	(41,382)
Consumer loans	(67,999)	(48,583)
Recoveries of amounts charged off:
Commercial loans	39,628
Consumer loans	14,980	26,781
Net charge-offs	85,391	63,184
Provision for loan losses	-	278,500
Acquisition related adjustment	200,000	-
Balance, ending	$ 513,601	$ 398,992
Ratio of net charge-offs to average loans outstanding
during the period	0.4%	0.4%

The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

	2001		2000
	Amount of Allowance	Amount of Loans to Gross Loans	Amount of Allowance	Amount of Loans to Gross Loans

Commercial & Industrial Loans	$ 128,375	25%	$ 149,479	41%
Commercial Mortgage Loans	246,580	48%	78,240	23%
Residential Mortgage Loans	87,295	17%	82,142	20%
Consumer & Installment Loans	51,351	10%	89,131	16%
Other	0	0%	0	0%
Total allowance for loan losses	$ 513,601	100%	$ 398,992	100%

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

The following table sets forth the average deposit base of the Bank for the years ending December 31, 2001 and December 31, 2000. The Company views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

PanAmerican Bank
Average Deposit Accounts
December 31

	2001			2000
	Average Balance	Weighted Average Rate	% of Deposits	Average Balance	Weighted Average Rate	% of Deposits
Noninterest bearing accounts:	$ 6,129,431	0.00%	23.54%	$ 4,728,320	0.00%	27.39%
Interest bearing accounts:
NOW accounts	3,868,990	1.02%	14.86%	3,801,237	1.76%	22.02%
Money market deposit accounts	7,207,254	2.22%	27.68%	2,533,763	2.62%	14.68%
Savings accounts	844,073	1.18%	3.24%	589,085	1.70%	3.41%
Time deposits	7,983,882	5.29%	30.67%	5,608,320	5.56%	32.49%
Total deposits	$26,033,630			$17,260,725

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2001, is as follows:

Three months or less	$ 3,325,259
Over three through six months	1,725,533
Over six through twelve months	2,831,076
Over twelve months	754,672
$ 8,636,540

Additional details regarding securities sold under agreements to repurchase are as follows:

	2001	2000
Maximum amount outstanding at any month-end	$3,554,148	$3,050,000
Average balance for the year	1,727,000	1,735,000
Average interest rate	3.02%	6.05%
Average interest rate paid at year end	1.23%	5.52%

The following table sets forth information with respect to the Company's return on assets and the return on equity for the years ending December 31, 2001 and 2000, and the ratio of average equity to average assets for those years.

(Dollars In Thousands)	2001	2000
Net loss	$(1,115)	$ (1,361)
Average total assets	35,616	23,572
Average total equity	5,425	3,072
Return on average assets	(3.1%)	(5.8%)
Return on average equity	(20.6%)	(44.3%)
Average Equity to average assets ratio	15.2%	13.0%

Average total assets increased in 2001 by $12.0 million from 2000 due to management's efforts to grow the Bank. Through the increase of equity from stock sales, the average equity to assets ratio increased from 13.0% in 2000 to 15.2% in 2001.

There were no dividends declared in the years ended December 31, 2001 and 2000.

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

The Bank's capital accounts and classifications are also subject to qualitative judgement by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2001 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2001 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading "PAB" are the capital ratios of the Bank at December 31, 2001. The column below with the indication "Adequately" is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication "Well" is that regulatory definition for a Well Capitalized banking institution.

Regulator Definition for each Capital Tier Category		PAB	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	10.0%	8.00%	10.00%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	8.8%	4.00%	6.00%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	9.9%	4.00%	5.00%

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

ACQUISITION

On December 31, 2001, Southern Security and the Bank completed the acquisition of the assets and liabilities of PanAmerican Bank ("PAB"), 2770 SW 27 Avenue, Miami, Florida. PAB operated one full service banking office in Miami-Dade County, Florida, which was reopened as the Bank's Grovegate Branch. The assets acquired included cash, loans, the bank name and securities consisting principally of deposits. The Bank paid $4.5 million in cash from its cash on hand and Southern Security paid PAB with 1,025,000 shares of its common stock.

ITEM 7. FINANCIAL STATEMENTS

SOUTHERN SECURITY BANK CORPORATION
AND SUBSIDIARY

Consolidated Financial Report
December 31, 2001
Independent Auditor's Report

To the Board of Directors and Stockholders
Southern Security Bank Corporation
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of Southern Security Bank Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Security Bank Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
Fort Lauderdale, Florida
March 5, 2002

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS	2001	2000

Cash and due from banks (Note 2)	$ 7,651,401	$ 1,063,620
Federal funds sold	1,951,000	8,827,000
Total cash and cash equivalents	9,602,401	9,890,620
Securities held to maturity (fair value 2001 $21,206; 2000 $339,363) (Note 3)	20,830	339,382
Securities available for sale (amortized cost 2001 $6,878,616; 2000 $3,162,074) (Note 3)	6,880,734	3,171,003
Federal Reserve Bank stock, at cost	208,600	208,600
Loans (Notes 4, 14 and 19)	45,034,445	16,429,781
Less allowance for loan losses (Note 4)	(513,601)	(398,992)
Loans, net	44,520,844	16,030,789
Premises and equipment (Note 5)	1,265,759	274,027
Other real estate owned	84,535	-
Accrued interest receivable	219,716	116,218
Goodwill (Note 10)	1,953,540	-
Other assets (Note 10)	871,562	226,090

	$ 65,628,521	$ 30,256,729

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Liabilities
Noninterest-bearing deposits	$ 14,913,265	$ 5,425,425
Interest-bearing deposits (Note 6)	39,996,816	18,282,993
Total deposits	54,910,081	23,708,418
Notes payable (Note 8)	500,000	-
Securities sold under agreements to repurchase (Note 9)	3,554,148	1,017,305
Other liabilities	638,704	472,438
Total liabilities	59,602,933	25,198,161

Commitments and contingencies (Notes 15 and 17)
Minority interest in subsidiary	17,596	18,737
Stockholders' equity (Notes 11, 12, and 16)
Preferred stock, 5,000,000 shares authorized; none issued	-	-
and outstanding
Common stock, $.01 par value; shares authorized 2001 100,000,000
2000 none; issued and outstanding 2001 21,704,830 shares; 2000 none	217,048	-
Class A voting common stock, $.01 par value; shares authorized
2001 none, 2000 30,000,000 shares; issued and outstanding
2001 none; 2000 16,954,211 shares	-	169,542
Class B nonvoting convertible common stock, $.01 par value;
shares authorized 2001 none, 2000 5,000,000 shares authorized;
issued and outstanding 2001 none; 2000 1,012,818 shares	-	10,128
Capital surplus	13,284,126	11,234,570
Accumulated deficit	(7,497,826)	(6,383,302)
Accumulated other comprehensive income (loss)	4,645	8,893
Total stockholders' equity	6,007,993	5,039,831
	$ 65,628,521	$ 30,256,729

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

	2001	2000
Interest income:
Loans, including fees	$ 1,717,404	$ 1,482,089
Securities	470,312	204,732
Federal funds sold	186,569	258,181
	2,374,285	1,945,002
Interest expense
Deposits	637,875	459,698
Other	52,538	113,344
	690,413	573,042
Net interest income	1,683,872	1,371,960
Provision for loan losses (Note 4)	-	278,500
Net interest income after provision for loan losses	1,683,872	1,093,460

Other income:
Service charges on deposit accounts	222,679	118,791
Securities gains (losses) (Note 3)	(2,568)	-
Other	1,096	2,550
Total other income	221,207	121,341

Other expenses:
Salaries and employee benefits	1,549,869	1,394,773
Occupancy and equipment	512,669	441,161
Data and item processing	288,657	89,286
Professional fees	207,943	149,109
Insurance	55,084	71,802
Other	408,265	436,118
Total other expenses	3,022,487	2,582,249

Loss before minority interest in
net loss of subsidiary	(1,117,408)	(1,367,448)

Minority interest in net loss of subsidiary	2,884	6,044
Net loss	$ (1,114,524)	$ (1,361,404)
Basic and diluted earnings (loss) per share (Note 13)	$ (0.06)	$ (0.11)

See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2001 and 2000

	Comprehensive Income	Preferred Stock	Common Stock	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 1999		$ -	$ -	$ 59,130	$ -	$ 5,921,300	$ (5,021,898)	$ (4,417)	$954,115
Comprehensive income (loss):
Net loss	$(1,361,404)	-	-	-	-	-	(1,361,404)	-	(1,361,404)
Other comprehensive income:
Change in unrealized gain
(loss) on securities
available for sale (Note 3)	13,310	-	-	-	-	-	-	13,310	13,310
Comprehensive (loss)	$(1,348,094)
Issuance of common stock (Note 11)		-	-	109,969	10,128	5,313,474	-	-	5,433,571
Issuance of stock upon exercise of options		-	-	443	-	204	-	239	239
Balance, December 31, 2000	-	-	-	169,542	10,128	11,234,570	(6,383,302)	8,893	5,039,831
Comprehensive income (loss):
Net loss	$ (1,114,524)	-	-	-	-	-	(1,114,524)	-	(1,114,524)
Other comprehensive income (loss):
Change in unrealized
Gain (loss) on
Securities for sale
(Note 3) available	(4,248)	-	-	-	-	-	-	(4,248)	(4,248)
Comprehensive (loss)	$ (1,118,772)
Issuance of common stock (Note 11)			-	-		2,044,189-	-	-	2,081,367
Conversion of common stock (Note 11)			(179,670)	(169,542)	(10,128)	-	-	-
Issuance of stock upon exercise of options			-	-	-	5,367	-	-	5,567
Balance, December 31, 2001		$ -	$217,048	$ -	$ -	$13,284,126	$(7,497,826)	$ 4,645	$ 6,007,993

See Notes to Consolidated Financial Statements.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)
Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows From Operating Activities
Net loss	$ (1,114,524)	$ (1,361,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion on securities	(2,604)	(65,872)
Provision for loan losses	-	278,500
Provision for losses on other real estate owned	-	65,831
Securities (gains) losses	2,568	-
Depreciation and amortization	103,617	121,666
Minority interest in net loss of subsidiary	(2,884)	(6,044)
(Increase) decrease in:
Accrued interest receivable	9,981	(9,201)
Other assets	36,718	(40,340)
Increase (decrease) in other liabilities	54,003	(232,227)
Net cash used in operating activities	(913,125)	(1,249,091)
Cash Flows From Investing Activities
Net cash flows from securities (Note 18)	611,030	(2,983,055)
Loan originations and principal collections on loans, net	(7,937,838)	(3,521,028)
Cash received in bank acquisition (Note 10)	3,092,813	-
Purchase of premises and equipment	(152,882)	(55,986)
Proceeds from sale of other real estate owned	-	201,803
Net cash (used in) investing activities	(4,384,309)	(6,358,266)
Cash Flows From Financing Activities
Net increase in securities sold under repurchase agreements	33,200	1,017,305
Net increase (decrease) in deposits	2,874,626	8,014,327
Proceeds from borrowing on notes payable	500,000	-
Principal payment on notes payable	-	(100,000)
Purchase of minority interests in subsidiary	(20,804)	(42,785)
Proceeds from issuance of stock	1,624,761	5,433,810
Net cash provided by financing activities	5,011,783	14,322,657
Net increase (decrease) in cash and cash equivalents	(288,219)	6,715,300
Cash and cash equivalents:
Beginning	9,890,620	3,175,320
Ending	$ 9,602,401	$ 9,890,620

See Notes to Consolidated Financial Statements (Additional cash flow information - Note 18)

Note 1.  Summary of Significant Accounting Policies

Description of business: Southern Security Bank Corporation (the "Company") provides a full range of banking services to individual and corporate customers in Southeast Florida through its subsidiary bank, which is 99.7% owned by the Company.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Southern Security Bank Corporation and its majority-owned subsidiary, Southern Security Bank (the "Bank"). Subsequent to December 31, 2001, the Bank's name was changed to PanAmerican Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation: The financial statements of Southern Security Bank Corporation and its subsidiary have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominate practice within the banking industry. In preparing the financial statements, the Company's management is required to make estimates and assumptions which significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and the fair value of securities. Actual results could differ from those estimates.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

Years
Building	39
Building improvements	15
Leasehold improvements	15
Furniture and equipment	3 - 7

Foreclosed assets: Assets acquired through foreclosure or deed in lieu of foreclosure represent specific assets to which the Company has acquired legal title in satisfaction of indebtedness. Such assets are recorded at the property's fair value at the date of foreclosure, establishing a new cost basis. Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated cost to dispose are recorded as necessary. Revenues and expenses related to holding and operating these properties are included in operations.

Goodwill and identified intangibles: The Company acquired goodwill and a deposit intangible in connection with the acquisition of assets and assumption of liabilities from another bank on December 31, 2001. Since the acquisition occurred after July 1, 2001, the transaction and the resulting goodwill and intangible will be accounted for under Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board in July 2001. As such, goodwill will not be amortized but will be subject to, at a minimum, annual impairment tests. The deposit intangible is being amortized over 12 years, the expected lives of the deposits assumed.

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

Stock-based compensation: The Bank has elected to use the intrinsic valuation method prescribed under Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees to account for stock-based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

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

The fair value estimates presented are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and therefore, current estimates of fair value may differ significantly from the amounts presented in these financial statements.

Emerging accounting standards: The Financial Accounting Standards Board has issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Bank, the provisions of Statement 144 are effective January 1, 2002. Implementation of the Statement is not expected to have a material impact on the Bank's financial statements.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain reserve balances in cash or on deposit, based on a percentage of deposits. Required reserve balances were completely satisfied by cash on hand at December 31, 2001 and 2000.

Note 3.  Investment Securities

Securities held to maturity: The amortized cost and fair values of securities held to maturity as of December 31, 2001 and 2000 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2001:	Cost	Gains	Losses	Values
Mortgage-backed securities	$ 20,830	$ 376	$ -	$ 21,206

2000:
U. S. Treasury securities	$ 297,279	$ -	$ (230)	$ 297,049
Mortgage-backed securities	42,103	211	-	42,314
	$ 339,382	$ 211	$ (230)	$ 339,363

Securities available for sale: The amortized cost and fair values of securities available for sale as of December 31, 2001 and 2000 are summarized as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2001:	Cost	Gains	Losses	Values
U. S. Treasury	$ 199,823	$ 4	$ -	$ 199,827
U. S. Government agencies and Corporations	6,500,728	4,576	-	6,505,304
Mortgage-backed securities	131,479	-	-	131,479
Mutual funds	44,045	79	-	44,124
	$ 6,876,075	$ 4,659	$ -	$ 6,880,734

2000:
U. S. Government agencies and Corporations	$ 2,987,118	$ 6,312	$ -	$ 2,993,430
Mortgage-backed securities	174,956	2,731	(114)	177,573
	$ 3,162,074	$ 9,043	$ (114)	$ 3,171,003

Contractual maturities of mortgage-backed securities available for sale are not disclosed because they are not due at a single maturity date. In addition, mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.

	Amortized	Fair
	Cost	Values
Due in one year or less	$ 2,694,109	$ 2,694,345
Over one year through five years	4,006,442	4,006,442
Mortgage-backed securities	131,479	135,902
Mutual funds	44,045	44,045
	$ 6,876,075	$ 6,880,734

During 2001, the Company recognized no gains and gross losses of $2,568 from the sale of securities available for sale. No securities available for sale were sold in 2000.

Securities available for sale with a carrying amount of approximately $5,000,000 and $2,993,000 at December 31, 2001 and 2000, respectively, were pledged as collateral on securities sold under agreements to repurchase.

Changes in the unrealized gain (loss) on securities available for sale are as follows:

	Year Ended December 31,
	2001	2000
Unrealized holding (losses) gains arising during the period	$ (6,838)	$ 13,455
Less reclassification adjustment for gains (losses) realized
in net income	(2,568)	-
Net unrealized gains (losses), before tax (expense) benefit	(4,270)	13,455
Tax (expense) benefit	-	-
Other comprehensive income (loss) before minority interest	(4,270)	13,455
Minority interest in other comprehensive
(income) loss of subsidiary	38	(145)
Other comprehensive income (loss)	$ (4,248)	$ 13,310

 Note 4.  Loans

The composition of net loans as of December 31, 2001 and 2000 is as follows:

	2001	2000
Commercial	$12,784,827	$ 5,057,030
Commercial real estate	21,412,209	5,133,369
Residential real estate	7,411,034	3,404,373
Consumer	3,363,509	2,792,490
Other	81,802	26,417
	45,053,381	16,413,679
Allowance for loan losses	(513,601)	(398,992)
Deferred loan fees and unamortized premiums, net	(18,936)	16,102
Loans, net	$ 44,520,844	$ 16,030,789

Activity in the allowance for loan losses for the years ended December 31, 2001 and 2000 was as follows:

	2001	2000
Balance, beginning	$ 398,992	$ 183,676
Amounts charged off:
Commercial loans	(72,000)	(41,382)
Consumer loans	(67,999)	(48,583)
Provision for loan losses	-	278,500
Acquisition related adjustment	200,000	-
Recoveries of amounts charged off:
Commercial loans	39,628	-
Consumer loans	14,980	26,781
Balance, ending	$ 513,601	$ 398,992

The Bank had no investment in impaired loans at December 31, 2001. The Bank's recorded investment in impaired loans was approximately $72,000 at December 31, 2000. The specific allowance associated with impaired loans, and included in the allowance for loan losses at December 31, 2000, was approximately $72,000. The average recorded investment in impaired loans during 2001 and 2000 was approximately $222,000 and $48,000, respectively. Interest income on impaired loans, recognized for cash payments received in 2001 and 2000, was not significant.

Note 5.  Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation as of December 31, 2001 and 2000 are as follows:

	2001	2000
Land	$ 478,375	$ -
Building and improvements	292,060	-
Leasehold improvements	713,606	676,369
Furniture and equipment	786,723	501,560
	2,270,764	1,177,929
Less accumulated depreciation and amortization	1,005,005	903,902
	$ 1,265,759	$ 274,027

 Note 6.  Deposits

The composition of interest-bearing deposits at December 31, 2001 and 2000 is as follows:

	2001	2000
Now accounts	$ 4,518,185	$ 6,034,363
Money market accounts	12,283,455	5,812,867
Savings accounts	1,232,006	605,085
Certificates of deposit less than $100,000	13,326,630	3,488,270
Certificates of deposit of $100,000 or more	8,636,540	2,342,408
Total	$ 39,996,816	$ 18,282,993

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

	Less than	$100,000
	$100,000	and Over	Total
Three months or less	$ 2,405,705	$ 3,325,259	$ 5,730,964
Over three through six months	3,898,041	1,725,533	5,623,574
Over six through twelve months	3,309,788	2,831,076	6,140,864
Over one through two years	3,088,088	654,195	3,742,283
Over two through three years	366,610	-	366,610
Over three through five years	258,398	100,477	358,875
	$ 13,326,630	$ 8,636,540	$ 21,963,170

Note 7. Income Taxes

The net cumulative tax effects of the primary temporary differences as of December 31, 2001 and 2000 are shown in the following table:

	2001	2000
Deferred tax assets:
Allowance for loan losses	$ 161,900	$ 125,900
Other real estate owned	-	5,600
Premises and equipment	97,600	99,100
Net operating loss carryforward	4,237,000	3,710,700
Accrual to cash conversion for income taxes	-	46,800
	4,496,500	3,988,100
Deferred tax liabilities:
Securities available for sale	(1,800)	(14,500)
Accrual to cash conversion for income taxes	(56,600)	-
	(58,400)	(14,500)
	4,438,100	3,973,600
Valuation allowance for deferred tax assets	(4,438,100)	(3,973,600)
Net deferred tax assets	$ -	$ -

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased by $464,500 and $418,700 during the years ended December 31, 2001 and 2000, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2001 and 2000, because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

The Company has available federal net operating loss carryforwards approximating the following at December 31, 2001:

Expiring December 31,	Amount
2002	$ 143,000
2003	998,000
2004	500,000
2005	759,000
2006	526,000
2007	935,000
2008	905,000
2009	872,000
2010	898,000
2011	288,000
2012	844,000
2018	328,000
2019	573,000
2020	1,268,000
2021	1,400,000
$ 11,237,000

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are limited in the amount that may be used in any year. As a result of this limitation, a minimum of $3,100,000 of these net operating loss carryforwards are expected to expire without being used.

Note 8. Notes Payable

The Company had a note payable of $500,000 at December 31, 2001. The obligation is collateralized by 99% of the common stock of Southern Security Bank and expires May 1, 2002. The interest rate is Wall Street Journal Prime Rate and the minimum interest rate will not be less than 4.75%. At December 31, 2001 the prime rate was 4.75%. Under the loan agreement the Bank must maintain a Tier 1 leverage ratio of 6%.

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

Note 10. Acquisition of PanAmerican Bank

On December 31, 2001, Southern Security Bank acquired substantially all of the assets and assumed substantially all of the liabilities of PanAmerican Bank located in Miami, Florida. As a result of the acquisition, Southern Security Bank will be a financial institution with four banking offices strategically located in Miami-Dade, Broward and Palm Beach counties. The Company also expects to reduce costs through the implementation of economies of scale.

The assets acquired included the name PanAmerican Bank. Subsequent to December 31, 2001, the Bank changed its name to PanAmerican Bank.

The aggregate purchase price was $5,275,173, including $4,813,000 of cash and 1,025,000 shares of common stock of Southern Security Bank Corporation valued at $462,173. The value of the common stock issued was determined based on a mutually agreed upon price of Southern Security Bank Corporation's shares.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition at December 31, 2001:

Cash and due from banks	$ 6,305,813
Federal funds sold	1,600,000
Securities available for sale	4,006,442
Loans, net	20,899,530
Premises and equipment	942,467
Other assets	510,324
Goodwill	1,953,540
Total assets acquired	$ 36,218,116

Noninterest-bearing deposits	$ 8,668,800
Interest-bearing deposits	19,658,237
Total deposits	28,327,037
Securities sold under agreements to repurchase	2,503,643
Other liabilities	112,263
Total liabilities assumed	$ 30,942,943

Deposit intangibles of $200,000 are included in other assets above and have a weighted-average useful life of approximately 12 years.

Goodwill in the amount of $1,753,540 is expected to be completely deductible for income tax purposes.

Pro forma results of operations for the years ended December 31, 2001 and 2000, as though the acquisition of PanAmerican Bank had been completed at the beginning of the year, are as follows:

	2001	2000

Interest income	$ 4,467,899	$ 3,998,023
Interest expense	1,843,662	1,620,350
Net interest income	2,624,237	2,377,673
Provision for loan losses	-	47,000
Net interest income, after provision
for loan losses	2,624,237	2,330,673
Noninterest income	360,105	354,455
Noninterest expense	4,450,205	4,325,581
Loss before minority interest	(1,465,863)	(1,640,453)
Minority interest in net loss of subsidiary	2,884	6,044
Net loss	$ (1,462,979)	$ (1,634,409)

Basic and diluted earnings (loss) per share	$ (0.07)	$ (0.12)

Note 11. Capital Stock

The Board of Directors has the authority to issue up to 5,000,000 preferred shares in one or more classes, to fix the number of shares constituting any class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption and the liquidation preference of such class. The Certificate of Incorporation, prior to the amendment disclosed in the following paragraph, created Series A Preferred Stock and authorized the issuance of 1,200,000 shares from the total authorized shares. No shares of the Series A Preferred Stock were ever issued or outstanding.

Effective November 12, 2001, the stockholders of the Company approved an amendment to the Certificate of Incorporation to (1) convert and combine Southern Security's Class A Voting Common Stock and the Class B Non-Voting Convertible Common Stock into a single class of Common Stock, par value $.01 per share, (2) delete the Series A Preferred Stock as a series of the authorized Preferred Stock, and (3) increase the authorized common stock to 100,000,000 common shares.

In December 2001, to meet capital requirements necessary to obtain regulatory approval to consummate the PanAmerican transaction (See Note 10), several of the Company directors purchased 487,235 shares of common stock for $229,000 under a private offering. The price of the stock was determined based upon the mutually agreed upon value of the shares in the PanAmerican acquisition.

On June 30, 2000, the Company initiated a private offering for the sale of up to 200 units at a price of $49,500 per unit. Each unit consisted of 60,000 shares of the Company's then authorized Class A Voting common stock and 18,000 shares of Class B Non-Voting common stock (the "2000 Offering"). The 2000 Offering resulted in the sale of 36.27 units in 2000, and 28.28 units during 2001. Total proceeds received under the 2000 offering were $1,390,904 and $2,766,542 during the years ended December 31, 2001 and 2000, net of applicable offering costs.

In March 2000, the Company received proceeds of $2,667,268 upon the issuance of 7,620,767 shares of Class A Common Stock at a price of $.35 per share under a private offering.

Note 12. Officer and Stock-Based Compensation

Options for the purchase of stock in Southern Security Bank

Under the Incentive Stock Option Plan (the "Plan") adopted by the Bank in 1988, the Bank granted options for the purchase of approximately 540,000 shares of Bank common stock. All directors, officers and employees of the Bank were eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant, but in no event may the price be less than the par value of such stock. Options granted under the plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expired July 1, 2000, and no additional options may be granted under the Plan. No options were granted under the Plan in 2001 or 2000. The weighted-average remaining life of options outstanding at December 31, 2001 and 2000 is 4 and 3 years, respectively.

A summary of the options for the purchase of common stock of the Bank outstanding as of December 31, 2001 and 2000, and changes during the years then ended is presented in the following table.

	2001		2000
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	313,090	$ 1.00	525,620	$ 1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(144,590)	1.00	(212,530)	1.00
Outstanding at end of year	168,500	1.00	313,090	1.00
Options exercisable at year-end	168,500	1.00	313,090	1.00

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

A summary of the options for the purchase of common stock of the Company outstanding as of December 31, 2001 and 2000, and changes during the years then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 5% and 6.2%, respectively, expected lives of 5 years and 9 years, and no dividends. Volatility was assumed to be zero because there is currently no market for the Company's stock.

	2001		2000
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,111,298	$ 1.18	1,172,956	$ 1.86
Granted	50,000	0.75	398,865	0.40
Exercised	(19,953)	0.28	(44,333)	0.01
Forfeited	-	-	(416,190)	2.49
Outstanding at end of year	1,141,345	1.18	1,111,298	1.18
Options exercisable at year-end	1,001,345	1.28	911,298	1.36
Weighted-average fair value of
options granted during the year		$ 0.29		$ 0.09

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of		Weighted-Average
Exercise	Number	Remaining	Weighted-Average	Number	Weighted-Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
0.00 - .50	815,747	3.9 years	0.35	715,747	0.35
.75	50,000	9.8	0.75	10,000	0.75
1.25 - 1.80	107,260	5.8	1.68	107,260	1.68
5.00	168,338	7.1	5.00	168,338	5.00

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

		2001	2000
Net loss	As reported	$ (1,114,523)	$ (1,361,403)
	Pro forma	(1,129,000)	(1,378,000)

Basic earnings (loss) per share	As reported	(0.07)	(0.11)
	Pro forma	(0.07)	(0.11)

Note 13. Earnings Per Share

Following is information about the computation of the earnings per share data for the years ended December 31, 2001 and 2000:

	Numerator	Denominator	Per-Share
	(Net Loss)	(Shares)	Amounts
2001:
Basic and diluted earnings (loss) per share,
income available to common stockholders	$(1,114,524)	19,615,100	$ (0.06)

2000:
Basic and diluted earnings (loss) per share,
income available to common stockholders	$ (1,361,404)	12,145,072	$ (0.11)

Options for the purchase of 1,141,375 and 1,111,298 shares at December 31, 2001 and 2000, respectively, have not been included in the computation of diluted earnings per share for 2001 and 2000 because their inclusion would have been antidilutive as a result of losses being reported for these years.

Note 14. Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Aggregate loans to, or guaranteed by, these related parties at December 31, 2001 and 2000 and the activity therein for the years then ended was as follows:

	2001	2000
Balance, beginning	$ 62,982	$ 291,933
New loans	340,617	-
Repayments	(56,102)	(228,951)
Balance, ending	$ 347,497	$ 62,982

Note 15. Leases

The Bank leases certain of its facilities under noncancelable agreements which expire on various dates through December 31, 2013. The approximate future minimum lease payments under these leases as of December 31, 2001, are as follows:

Year Ending
December 31,	Amount
2002	$ 249,500
2003	246,100
2004	244,400
2005	244,300
2006	229,100
Thereafter	1,496,500
Total minimum lease payments	$ 2,709,900

Total lease expense for the years ended December 31, 2001 and 2000 approximated $289,000 and $230,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 16.  Restrictions on Retained Earnings and Regulatory Capital Requirements

The Company's only source of income on which to pay dividends is through the payment of dividends from the Bank. The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all defined in the regulations). Management believes the Bank meets all capital adequacy requirements required by law as of December 31, 2001.

The Bank's actual capital amounts and ratios are also presented in the table below:

					To Be Adequately Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2001:
Total Capital (to
Risk-Weighted Assets)	$ 4,324,052	10.0%	$ 3,451,440	8.0%	$ 3,451,440	8.0%
Tier I Capital (to
Risk-Weighted Assets)	3,810,451	8.8	1,725,720	4.0	1,725,720	4.0
Tier I Capital (to
Average Assets)	3,810,451	9.9	1,533,120	4.0	1,533,120	4.0

As of December 31, 2000:
Total Capital (to
Risk-Weighted Assets)	$ 5,074,444	26.5%	$ 1,531,628	8.0%	$ 1,531,628	8.0%
Tier I Capital (to
Risk-Weighted Assets)	4,675,452	24.4	765,814	4.0	765,814	4.0
Tier I Capital (to
Average Assets)	4,675,452	16.5	1,134,120	4.0	1,134,120	4.0

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

These commitments were as follows at December 31, 2001 and 2000:

	2001	2000
Commitments to extend credit (unfunded)	$ 6,648,080	$ 2,771,910
Standby letters of credit	69,800	27,500
	$ 6,717,880	$ 2,799,410

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

In addition, the Company has executed employment agreements with four individuals who are both officers and directors of the Company and/or the Bank. The employment agreements include provisions requiring termination payments equal to the officer's total annual compensation upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.

The Company had executed an employment agreement with an individual who was both an officer and a director of the Company. Under the terms of the agreement, the Company had agreed to pay a base salary of $125,000 per year, to grant semiannual options for the purchase of common stock and to provide certain other benefits and compensation. The employment agreement also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control of the Company, death or disability.

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

Note 18.  Additional Cash Flow Information

	Year Ended December 31,
	2001	2000
Cash flows from securities:
Securities available for sale:
Maturities, calls, and paydowns	$ 16,544,691	$ 78,887
Proceeds from sales	7,751,215	-
Purchases	(24,006,150)	(2,958,450)
Securities held to maturity:
Maturities and paydowns	321,274	1,029,032
Purchases	-	(1,012,524)
Purchases of Federal Reserve Bank stock	-	(120,000)
	$ 611,030	$ (2,983,055)
Supplemental disclosures of cash flow information:
Cash payments for interest	$ 752,998	$ 658,798
Supplemental Schedule of Noncash Investing and
Financing Activities
Acquisition of assets and assumption of liabilities
of PanAmerican Bank (See Note 10)
Cash received, net of cash paid	$ 3,092,813
Noncash assets acquired	28,312,303
Liabilities assumed	(30,942,943)
Issuance of common stock	(462,173)
	$ 3,092,813

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

Notes payable: The fair values of the notes payable approximate their recorded book value due to interest rates that are near market rates and the short-term nature of such payables.

Securities sold under agreements to repurchase: The carrying amounts of securities sold under agreements to repurchase maturing within ninety days approximate their fair values.

Other liabilities: The carrying amount of other liabilities approximates their fair value.

Following is a summary of the carrying amounts and approximate fair values of the Company's financial instruments at December 31, 2001 and 2000:

	2001
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$ 9,602,401	$ 9,602,401
Investment securities (including Federal Reserve Bank stock)	7,105,505	7,110,540
Loans receivable	45,034,445	44,538,664
Accrued interest receivable	219,716	219,716
Deposits	54,910,081	54,833,055
Notes payable	500,000	500,000
Securities sold under agreements to repurchase	3,554,148	3,554,148
Other liabilities	638,704	638,704
Commitments to extend credit	-	-

	2000
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$ 9,890,620	$ 9,890,620
Investment securities (including Federal Reserve Bank stock)	3,718,985	3,718,966
Loans receivable	16,030,788	16,017,762
Accrued interest receivable	116,218	116,218
Deposits	23,708,418	23,733,044
Securities sold under agreements to repurchase	1,017,305	1,017,305
Other liabilities	472,438	472,438
Commitments to extend credit	-	-

Note 20.  Parent Company Only Financial Statements

Condensed financial statements for Southern Security Bank Corporation only are presented below:

BALANCE SHEETS
December 31, 2001 and 2000

ASSETS	2001	2000

Cash	$ 500,069	$ 539,118
Investment in Southern Security Bank	6,047,514	4,683,621
Other assets	7,037	-
	$ 6,554,620	$ 5,222,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Notes payable	$ 500,000	$ -
Other liabilities	46,627	182,908
Total liabilities	546,627	182,908
Stockholders' equity	6,007,993	5,039,831
	$ 6,554,620	$ 5,222,739

STATEMENTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

	2001	2000

Equity in net loss of Southern Security Bank	$ (758,291)	$ (833,902)
Expenses:
Salaries and benefits	192,568	382,763
Interest expense	-	8,000
Other expenses	163,665	136,739
Total expenses	356,233	527,502
Net loss	$ (1,114,524)	$ (1,361,404)

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000

	2001	2000

Net loss	$ (1,114,524)	$ (1,361,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in net loss of Southern Security Bank	758,291	833,902
Other	(123,577)	(224,860)
Net cash used in operating activities	(479,810)	(752,362)
Net cash used in investing activities (Investment in Southern
Security Bank)	(1,684,000)	(4,042,785)
Net cash provided by financing activities	2,124,761	5,333,810
Increase (decrease) in cash and cash equivalents	(39,049)	538,663
Cash and cash equivalents:
Beginning	539,118	455
Ending	$ 500,069	$ 539,118

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT : COMPANY OFFICERS AND DIRECTORS

Name	Term Expires	Age	Position	Position Since
James F. Partridge	2002	72	Chairman of the Board	April, 2000
Harold L. Connell	2003	59	President and CEO	February, 2000
Timothy S. Butler *	2002	52	Director	December, 1992
R. D. Butler, Jr. *	2003	53	Director	December, 1994
Sam S. Caliendo	2004	52	Director	September, 2001
Hugo A. Castro	2003	58	Director	April, 2001
Harold C. Friend	2003	55	Director	December, 1994
Leonard F. Marinello	2003	62	Director	September, 2001
G. Carlton Marlowe	2002	53	Director	February, 2000
Philip C. Modder	2004	61	Director	June, 1992
Stephen Perrone	2004	58	Director	September, 2001
Eugene J. Strasser	2004	55	Director	December, 1992
Alberto Valle	2002	64	Director	September, 2001
Floyd D. Harper	- -	52	Vice President, Secretary & Treasurer	April, 1997

* Timothy S. Butler and R. D. Butler, Jr. are cousins.

Each director is elected for a period of three years. The term of directorships are staggered as to expiration date, such that for the present board of directors, each year one-third of the directorship is subject to re-election, providing for additional stability and continuity. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of the directors then remaining in office. Certain information with respect to the background of each director and the executive officers of the Company is set forth below.

James F. Partridge: Mr. Partridge, Chairman of the Board of Southern Security Bank Corporation and serves as Chairman of the Audit & Examining and Compensation Committees. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of directors of Visa International and is Chairman of its Executive & Planning Committee. He joined the Management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978.

Harold L. Connell: Mr. Connell, President & CEO of Southern Security Bank Corporation is currently a partner with Connell Perrone Capital Group in Miami, Fl, a consulting group formed by Connell in 1997. Connell's banking career spans two decades with such organizations as First Financial in Tampa, Atlantic Bank in Jacksonville, The European American Bank in New York City and Meritor Savings Bank in Philadelphia. In Miami, Connell was Chief Financial Officer of Pan American Banks, a New York Stock Exchange firm that was acquired by NCNB, now Bank America, in 1986. From 1989 to 1992 Connell was president and CEO of Sendero Corporation, a wholly owned subsidiary of Fiserv, a consulting and software development firm specializing in assisting bank management in managing interest-rate risk or asset liability management for financial institutions. During his three years with Sendero, the company's client base exceeded 1,000 banks worldwide.

Robert David Butler, Jr.: Mr. Butler attended Carson-Newman College and the University of Tennessee and was graduated with degrees in Business Administration, English, and Music. After retiring from Eastern Airlines after fifteen years of service as a flight services representative, in June of 1991 he established Pegasus Travel Management, a division of Regit Enterprises, Inc., of which he is President and Chief Executive Officer. Mr. Butler resides in Coconut Grove, Florida, this city also being the location of the corporation headquarters of Regit Enterprises.

Timothy S. Butler: Mr. Butler attended Broward Community College and Florida State University. He has served as President of Butler Properties Ltd. since 1971. That Company manages the family assets consisting of farm land and various other real estate holdings. From January 1989 to June 1992, he served as an Associate Director of Mizner Bank in Boca Raton.

Sam S. Caliendo: Mr. Caliendo joined the Board of Southern Security in September 2001. Mr. Caliendo has lived in South Florida for more than 30 years. He has served as Vice President of Consolidated Construction, Inc., a commercial builder, since 1992; as President of Park Avenue Creative Decorating, Inc., a specialty residential decorating firm, since 1992, and as President of Shoreline Realty, Inc., a residential MLS realtor, since 1985. Mr. Caliendo is a graduate of Florida State University, with a degree in Business and Government.

Hugo A. Castro: Mr. Castro is currently the President, Chief Executive Officer and a Director of PanAmerican Bank and a Director of Southern Security Bank Corporation. Mr. Castro previously served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida during 1999. Mr. Castro was an Executive Vice President with TotalBank in Miami, Florida from 1996 through 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, Miami, Florida, having joined Intercontinental upon the acquisition of Commercial Trust Bank, Miami, Florida in 1993. Mr. Castro was the President and a founding shareholder of Commercial Trust Bank, Miami, Florida from 1988 to 1993.

Harold C. Friend, M.D.: Dr. Friend has been a resident of South Florida for 22 years. He received his B.A. from the University of Texas, and his MD. degree from the University of Texas Southwestern Medical School in 1972. Dr. Friend is a board-certified Neurologist, practicing in Boca Raton. He has been active in numerous business activities, including past membership of the Mizner Bank's Advisory Board, President of Puget Sound Yellow Taxi, Inc. a transportation company located in Seattle, Washington from June of 1993 to October, 1996, and President of the Neuroscience Center in Boca Raton, Florida from June 1985 to the present. As to civic involvement, Dr. Friend has held past and present positions with the Southern Region of the Boy Scouts, Executive Board of United Way, and the Local and International Rotary. Dr. Friend's biography is published in multiple editions of Who's Who of the South and South West, and the World.

G. Carlton Marlowe: Mr. Marlowe, has served as director of PanAmerican Bank since 1999 and was elected by the Board of Directors to serve as a Director of the Company on February 25, 2000. Mr. Marlowe has been a partner of the law firm of G. Carlton Marlowe, P.A. since 1994. Mr. Marlowe is Vice President of The Marlowe Corporation and a Partner of The Marlowe Family Limited Partnership, two family related entities that have their beginnings with family owned banks in Kentucky dating to 1929.

Leonard F. Marinello: Mr. Marinello has served as the Chairman of the Board of the Bank since June 2000. Mr. Marinello has been President and Chief Executive Officer of Allied Plating Supplies, Inc., a company engaged in the metal finishing business, from 1957 to the present, where he has been active in all phases of the business including domestic sales, international sales, manufacturing and finance. Mr. Marinello was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. During this time, he was an active member of that bank's Loan and Audit Committees. Mr. Marinello has also served as a director of several privately held companies, including Allied Plating Supplies, Inc. (Chairman), Arch Drain Block Co. (Chairman), Brick Oven Pizzeria and Royal Sport, Inc. Mr. Marinello is a graduate of the University of Miami, where he received a Bachelor's degree in Finance.

Philip C. Modder: Mr. Modder, Director of the Company, served as President of Southern Security Bank Corporation from 1992 to February 2000 and as its Regional President Palm Beach County from February 2000 to the present. Mr. Modder has been involved in the banking industry in Palm Beach County for over 25 years. Modder was educated at the University of Wisconsin, Racine, Wisconsin, Evangel College, Springfield, Mo., and Florida Atlantic University, which granted him a B.S. Degree in 1969, in Finance and Accounting. Prior to organizing the subject Company, Mr. Modder was President and CEO and an organizing director of Mizner Bank located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County, as Senior Vice President and Area Manager of Atlantic National Bank for five years and Vice President and Branch Manager for eight years at Sun Bank. Mr. Modder serves as a Director and was a past Chairman of the Boca Raton Chamber of Commerce, and also serves as Chairman of the Boca Raton Airport Authority. Mr. Modder has also served as an instructor for the American Institute of Banking.

Stephen Perrone: Mr. Perrone is Founder and President of Brickell Bay Capital Group, a private investment firm, which was formed in 1996. Prior to this, Mr. Perrone was a Partner with the Law Offices of Shutts & Bowen in Miami, Florida where he began his law career in 1968. During his time as a Partner at Shutts & Bowen, Mr. Perrone was involved in corporate mergers and acquisitions; formation and structuring of investment vehicles for U.S. and non-U.S. investors and businesses and U.S. income and estate planning matters. Mr. Perrone is also a Certified Public Accountant, licensed in Florida. Mr. Perrone has been active in community affairs, having been past President of the Miami Downtown Lions Club, and the Coral Gables - South Miami Khoury Baseball League, where he was active for twelve years. He was a founding member and still is on the Board of the Archdiocese of Miami Education foundation. He has also served on the Boards of Gulliver Schools and the Miami City Ballet.

Eugene J. Strasser, M.D.: Dr. Strasser did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, Maryland where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own private hospital, Cosmeplast Center, in Coral Springs, Florida, where he has practiced medicine since 1981.

Alberto Valle: Mr. Valle has served as a Director of PanAmerican Bank since 2000. He is a Member of the Director's Loan & Discount Committee, Asset/Liability & Investment Committee, and the Audit & Examining Committee. Mr. Valle attended the Havana Institute in Havana, Cuba, where he received his Bachelor in Science. He has been employed with BMC Investments, Athlone of Florida, Inc. since 1987, where he is responsible for the direct supervision of the construction and administration of new developments in Stuart, Florida, Real Estate Holdings in Palm Beach County, and related Corporations. Mr. Valle was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. He also served as Vice President and Lending Officer for Commercial Bank & Trust Company from 1985 to 1988.

Floyd D. Harper: Mr. Harper, who has been Vice President of the Company since 1997 (and Senior Vice President and Cashier of the Bank since 1994), graduated with honors from Northwood University, West Palm Beach, Florida with a Business Administration Degree, received a Degree from University of Virginia Graduate School of Retail Bank Management, and has been designated a Certified Consumer Credit Executive. From January 1993 to October 1994, Harper was engaged by the Resolution Trust Corporation in the disposition of failed banking institutions of over $12 Billion, as Regional Vice President, Branch Administration, and dealt with deposit acquisition and operational efficiency. Prior to 1993, Harper was Executive Vice President, Chief Operating Officer for Southern National Bank, was Vice President & District Manager for Chase Manhattan Bank (Florida) handling upscale lending, and served with Atlantic National Bank and Barnett Bank in South Florida.

NOMINATIONS

At the Company's board of directors meeting held on February 26. 2002, Messrs. Nelson Famadas and Michael Golden were nominated as directors of the Company, subject to shareholder and bank regulatory approval. Dr. Famadas has served as Chairman and CEO of World Triumph Medical, Inc. a durable medical equipment supplier for homebound patients since April 1994, and as Chairman and CEO of Gables Holdings, Inc., a diversified real estate holding company, since January 1995. Dr. Famadas serves on the Board of various civic and charitable organizations both in Puerto Rico and Florida. He is also a member of the board of a community-based Home Health Agency, as well as of two non-profit Hospitals. He is also presently an Adjunct Professor at Florida International University= s School of Business Administration, lecturing in Operations Management. Mr. Golden has been in the Investment Banking industry for over thirty years. Mr. Golden is currently a principal with the firm Colonial Financial in Boca Raton, Florida since 2001. Previously he was the President and Chairman of First Colonial Securities from 1989 to 2000. Mr. Golden has served on the boards of four commercial banks and many public companies over the course of his career.

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

Based solely on review of the copies of Section 16(a) reports furnished to the Company, the Company believes that none of the foregoing persons failed to file during 2001 on a timely basis, as disclosed in those forms, reports required to be filed by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF MANAGEMENT

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 2001, 2000, and 1999. The table includes information on the Company's President and CEO , Harold L. Connell, Director and Regional President Palm Beach County, Philip C. Modder, and the Bank's President and CEO Hugo A. Castro, (collectively, the "Named Executive Officers"). No other current executive officer earned more than $100,000 in salary and bonus in 2001.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Other Annual Compensation	Securities Underlying Options / SARs (#)	LTIP Layouts	Other Compensation
Harold L. Connell,	2001	$125,000	$19,800(1)	0	-0-	$ -0-
President and CEO	2000	$125,000	$ 0(1)	125,000	-0-	$ -0-
	1999	$ 0	$ 0(1)	0	-0-	$ -0-
Philip C. Modder, Director	2001	$125,000	$17,000(1)	0	-0-	$ -0-
& Regioanl President Palm	2000	$125,000	$17,000(1)	23,865	-0-	$ -0-
Beach County	1999	$125,000	$17,000(1)	128,454	-0-	$ -0-
Hugo A. Castro,	2001	$150,000	$19,800(1)	0	-0-	$ -0-
President & CEO	2000	$125,000	$19,800(1)	250,000	-0-	$ -0-
PanAmerican Bank	1999	$ 0	$ 0	0	-0-	$ -0-

(1)        Includes Term Life Insurance premiums and automobile allowances of $10,800 to Messrs. Modder, Connell and Castro.

The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 2001.

Option / SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SAR's Granted	% of Total Options/SAR's Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Harold L. Connell	0	0%	-0-	-0-
Hugo A. Castro	0	0%	-0-	-0-
Philip C. Modder	0	0%	-0-	-0-

The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SAR's at FY-End	Value of Unexercised In-the-Money Options/SAR's at FY-End
Philip Modder	-0-	-0-	444,489 / 0	$-0-(2)
Harold L. Connell	-0-	-0-	58,333 / 66,167	$-0-(3)
Hugo A. Castro	-0-	-0-	116,666 / 133,334	$-0-(3)

(1) There is no market for the Company's Common Stock, and any shares issued upon exercise of the options would have been restricted under the Securities Act.

(2) Average option exercise price was $0.43 per share

(3) Average option exercise price was $0.35 per share.

EMPLOYMENT AGREEMENTS

Philip C. Modder has an Employment Agreement with Southern Security dated June 11, 1992 as amended June 30, 1997 (as so amended, the "Employment Agreement"). The Employment Agreement provided that Modder would serve as Southern Security's Chief Executive Officer and Chairman of the Board. By mutual agreement and order of the Board of Directors of Southern Security on February 14, 2000 and subsequently approved by bank regulators, Mr. Modder's position was changed to Treasurer. The Employment Agreement provides that Mr. Modder shall serve for a five year term from June 11, 1997, except if Southern Security does not deliver written notice to the respective executive at least six months prior to the end of the term it shall automatically renew for an additional five year term. As currently in effect, the Employment Agreement provides for the following compensation to the executive: Southern Security will pay a base salary of $125,000 per year, an automobile allowance of $900 per month, and will pay for comprehensive medical and dental insurance.

Harold L. Connell has an Employment Agreement with Southern Security dated April 25, 2000 that expires March 31, 2002 unless either party notifies the other, sixty days prior to the ending date. Such notice was delivered in January 2002. Mr. Connell's Employment Agreement provides that he will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan. Mr. Connell's Employment Agreement also provided for the grant to him of options to purchase 125,000 shares of Class A common stock at $.35 per share that vested as to 25,000 shares on April 1, 2000, and as to the options for the remaining 100,000 shares, one third at the end of each successive year. The options are exercisable for a period of 5 years after vesting, but terminate 90 days after his separation from employment for any reason.

Hugo A. Castro has an Employment Agreement with Southern Security dated April 25, 2000 that expires March 31, 2002 unless either party notifies the other, sixty days prior to the ending date. No such notice was delivered in 2002. Mr. Castro's Employment Agreement provides that he will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan. Mr. Castro's Employment Agreement also provided for the grant to him of options to purchase 250,000 shares of Class A common stock at $.35 per share that vested as to 50,000 shares on April 1, 2000, and as to the options for the remaining 200,000 shares, one third at the end of each successive year. The options are exercisable for a period of 5 years after vesting, but terminate 90 days after his separation from employment for any reason.

The Employment Agreements above contain provisions for additional compensation to the executive in the event of termination. Mr. Modder, Mr. Castro and other executive officers of the Company and the Bank will be considered for inclusion in a management incentive bonus plan and the executive stock option plan which will be presented for board consideration in the near future.

COMPENSATION OF DIRECTORS

At present the Company does not compensate any of its directors for their services to the Company as directors, although it may do so in the future. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Board has created a Compensation Committee which will be responsible for negotiating any future Employment Agreements, their amendments, stock option plans, 401-K's, and other compensation agreements for executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 29, 2002, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company's voting securities.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding Shares

First Bancorp 1519 Ponce de Leon Ave San Juan, PR 00908	1,865,329	8.6%

Stephen Perrone 3475 Sheridan St Hollywood, FL 33021	1,570,149 (2)	7.2%

Martin & Edith Stein 3475 Sheridan St Hollywood, FL 33021	1,425,649	6.7%

Philip C. Modder 3475 Sheridan Street Hollywood, FL 33021	1,181,712 (3)	5.3%

(1) Based on information supplied by the persons indicated.

(2) Includes 571,428 shares owned by Mr. Perrone's IRA and 998,721 shares owned by corporations to which he has sole voting and investment power.

(3) Includes options to purchase 444,489 shares that are exercisable within 60 days, and 91,844 shares owned by Mr. Modder's wife.

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of March 29, 2002. Both the numerator and denominator include options as if exercised.

Name (1)	Shares of Common Stock		Percent (%) Of Class
James F. Partridge	656,535		3.0%
Harold L. Connell	520,237	(2)	2.4%
Robert D. Butler, Jr.	41,891	(3)	0.2%
Timothy S. Butler	474,675	(4)	2.2%
Sam S. Caliendo	227,382		1.1%
Hugo A. Castro	611,904	(5)	2.8%
Harold C. Friend	465,913	(6)	2.2%
Leonard F. Marinello	671,428		3.1%
G. Carlton Marlowe	554,993	(7)	2.6%
Philip C. Modder	1,181,712	(8)	5.3%
Stephen Perrone	1,570,149	(9)	7.2%
Eugene J. Strasser	383,060	(10)	1.8%
Alberto Valle	0		0.0%
Floyd D. Harper	3,000		0.0%
All directors & executive officers as a group (14 persons)	7,362,879		32.8%

(1) The business address of each of the persons identified above is at Southern Security Bank Corporation, P.O. Box 6699, Hollywood, Florida 33081-6699.

(2) Includes options to purchase 91,666 shares that are exercisable within 60 days.

(3) Includes options to purchase 11,841 shares that are exercisable within 60 days.

(4) Includes 83,334 shares owned by a trust to which Mr. Butler has sole voting and investment power and options to purchase 159,174 shares that are exercisable within 60 days.

(5) Includes options to purchase 183,333 shares that are exercisable within 60 days.

(6) Includes options to purchase 19,953 shares that are exercisable within 60 days and 134,211 shares owned by Mr. Friend as custodian for his children.

(7) Includes 468,219 shares owned by The Marlowe Family Ltd. Partnership

(8) See footnotes to preceding table.

(9) See footnotes to preceding table.

(10) Includes 272,620 shares owned by Eugene Strasser's wife and options to purchase 100,841 shares that are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

In December 2001, in order to comply with the capital requirements for consummating the PanAmerican Bank transaction, several of Southern Security's directors purchased an aggregate of 487,235 shares of Common Stock for $229,000 under a private offering in reliance upon the exemptions from the Securities Act registration provided by sections 4(2) and 4(6) and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.  The shares were sold at the per share price used in the acquisition, and no director purchased $60,000 or more of the stock.

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

  (c)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

  (d)   Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

  (e)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - (10)

        (ii)   By-laws of the registrant (4)

4.1       Stock Certificate for Common Stock -  filed herewith.

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

10.5     Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*

10.6     Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (8) *

10.7     Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7) *

10.8     Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

10.9     Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 - (9)

10.10     Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern Security Bank - filed herewith *

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

(9)       Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

(10)     Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

             *     Management compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
March 29, 2002	By: s/ Harold L. Connell Name: Harold L. Connell Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:

/s/ Harold L. Connell	Chief Executive Officer	March 29, 2002
Harold L. Connell

(ii) Principal Accounting and
Financial Officer:

/s/ Floyd D. Harper	Vice President	March 29, 2002
Floyd D. Harper	And Secretary
(chief financial officer)
(iii) Directors:

/s/ James F. Partridge	Chairman of the Board	March 29, 2002
James F. Partridge

/s/ Harold L. Connell	President, CEO, Director	March 29, 2002
Harold L. Connell

	Director	March ___, 2002
Timothy S. Butler

/s/ R. David Butler, Jr.	Director	March 29, 2002
R. David Butler , Jr.

/s/ Sam S. Caliendo	Director	March 29, 2002
Sam S. Caliendo

/s/ Hugo A. Castro	Director	March 29, 2002
Hugo A. Castro

/s/ Harold C. Friend	Director	March 29, 2002
Harold C. Friend

/s/ G. Carlton Marlowe	Director	March 29, 2002
G. Carlton Marlowe

/s/ Leonard F. Marinello	Director	March 29, 2002
Leonard F. Marinello

/s/ Philip C. Modder	Director	March 29, 2002
Philip C. Modder

	Director	March ___, 2002
Stephen Perrone

/s/ Eugene J. Strasser	Director	March 29, 2002
Eugene J. Strasser

/s/ Alberto Valle	Director	March 29, 2002
Alberto Valle

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

  (c)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

  (d)   Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

  (e)   Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - (10)

  (ii)   By-laws of the registrant (4)

4.1       Stock Certificate for Class A Common Stock - filed herewith.

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

10.5     Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*

10.6     Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (8) *

10.7     Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7) *

10.8     Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

10.9     Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 - (9)

10.10   Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern Security Bank - filed herewith *

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

(9)    Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

(10)  Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

* Management compensation plan or arrangement.