Form 10QSB
period 2002-03-31
SOUTHERN SECURITY BANK CORP
filed 2002-05-15
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Commission File No: 0-22911

SOUTHERN SECURITY BANK CORPORATION
(Name of small business as specified in charter)

Delaware
(State or other jurisdiction of incorporation)

65-0325364
(IRS Employer Identification Number)

3475 Sheridan Street, Hollywood, Florida 33021
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the May 8, 2002 (latest practicable date):

Common Stock:	21,704,838 shares

Transitional Small Business Disclosure Format (check one): YES____; NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2002 and December 31, 2001

ASSETS	March 31, 2002	December 31, 2001
	(Unaudited)	(Note)
Cash and due from banks	$3,399,370	$7,651,401
Federal Funds sold	7,042,000	1,951,000
Total cash and cash equivalents	10,441,370	9,602,401
Securities held to maturity	14,129	20,830
Securities available for sale	4,818,164	6,880,734
Federal Reserve Bank stock, at cost	273,000	208,600
Loans and Leases	48,625,480	45,034,445
Less: Allowance for Loan Losses	(634,184)	(513,601)
Loans and Leases, net	47,991,296	44,520,844
Premises and equipment	1,483,179	1,265,759
Real estate owned & repo's	34,725	84,535
Accrued interest receivable	224,039	219,716
Goodwill	1,951,912	1,953,540
Other assets	537,704	871,562
Total Assets	$ 67,769,518	$ 65,628,521

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2002 and December 31, 2001

LIABILITIES	March 31, 2002	December 31, 2001
Liabilities	(Unaudited)	(Note)
Noninterest bearing deposits	$16,445,459	$14,913,265
Interest-bearing deposits	39,988,128	39,996,816
Total deposits	56,433,587	54,910,081
Federal funds purchased	0	0
Securities sold under repurchase agreements	4,848,905	3,554,148
Notes Payable	500,000	500,000
Other liabilities	536,306	638,703
Total liabilities	62,318,798	59,602,932
Commitments and Contingencies	0	0
Minority interest in subsidiary	17,342	17,596
Stockholders' equity
Preferred Stock	0	0
(Authorized: 5,000,000; Outstanding: 0)
Common Stock	217,048	217,048
(Authorized: 100,000,000; Outstanding:
March 31, 2002 21,704,838;
December 31, 2001 21,704,838)
Capital Surplus	13,284,125	13,284,125
Accumulated deficit	(8,043,037)	(7,497,826)
	5,458,137	6,003,348
Accumulated other comprehensive income (loss)	(24,759)	4,645
Total stockholders' equity	5,433,378	6,007,993
Total liabilities & stockholders' equity	$67,769,518	$65,628,521

See Notes to Consolidated Condensed Financial Statements

Note: Information taken from audited financial statements as of that date.

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

Three Months Ended March 31, 2002 and 2001
	March 31, 2002	March 31, 2001
Interest Income:
Interest and fees on loans	$887,582	$428,446
Interest and dividends on securities	48,054	59,909
Interest on federal funds sold & repurchase agreement	28,375	99,595
	964,011	587,950
Interest Expense:
Deposits	260,073	174,526
Other	18,827	19,540
	278,900	194,066
Net interest income	685,111	393,884
Provisions for loan and lease losses	100,000	0
Net interest income after provision for loan and lease losses	585,111	393,884
Other Income:
Service charges on deposit accounts	120,586	41,136
Securities gains (losses), net	0	0
Other	6,863	2,825
Total other income	127,449	43,961
Operating Expenses:
Salaries and employee benefits	732,234	351,143
Occupancy and equipment	134,659	104,513
Data and item processing	121,602	40,549
Professional Fees	49,781	32,059
Insurance	30,385	10,821
Other	190,324	77,364
Total operating expenses	1,258,985	616,449
Income (loss) before minority
interest in net income (loss) of subsidiary	(546,426)	(178,604)
Minority interest in net (income) loss
Of subsidiary	1,215	346
Net Income (loss)	$(545,211)	$(178,258)
Basic earnings (loss) per share	$(0.03)	$(0.01)
Diluted earnings (loss) per share	$(0.03)	$(0.01)
Weighted average number of common
Shares, basic and dilutive	21,704,838	18,813,065

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

Three Months Ended March 31, 2002 and 2001

	March 31, 2002	March 31, 2001
Cash Flows from Operating Activities
Net Income (loss)	$(545,211)	$(178,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net accretion on securities	(302)	(12,310)
Provision for loan and lease losses	100,000	0
Depreciation and amortization	51,201	24,021
Securities (gains) losses, net	0	0
Minority interest in net income (loss) of subsidiary	(1,215)	(346)
(Increase) decrease in accrued interest receivable	(4,323)	(49,604)
(Increase) decrease in other assets	30,758	30,520
Increase (decrease) in other liabilities	(102,397)	(79,545)
(Increase) decrease of other real estate owned	0	0
Net cash provided by (used in) Operating activities	(471,489)	(265,522)
Cash Flows from Investing Activities
Net cash flows from securities	2,064,162	(5,787,912)
(Purchase) Sale of Federal Reserve Bk/Federal Home Loan Bk stock	(64,400)	0
Loan originations & principal collections on loans - net	(3,592,817)	(715,524)
Proceeds from sale of other real estate & repos	352,910	0
Purchase of premises and equipment - net	(268,620)	(36,035)
Increase (Decrease) in minority interest	961	(4,688)
Net cash provided by (used in) Investing activities	(1,507,805)	(6,544,159)
Cash Flows From Financing Activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,294,757	623,897
Net increase (decrease) in deposits	1,523,506	2,555,109
Net increase (decrease) in notes payable	0	0
Proceeds from issuance of stock	0	552,854
Net cash provided by (used in) Financing activities	2,818,263	3,731,860
Net increase (decrease) in cash and Cash and equivalents	838,969	(3,077,821)
Cash and cash equivalents, Beginning	9,602,401	9,890,620
Cash and cash equivalents, Ending	$10,441,370	$6,812,799

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS' EQUITY
UNAUDITED
	Common Stock		Paid-In Capital	Subscribed But not Issued Shares	Accumulated (Deficit)	Accumlated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2001	17,967,029	$179,670	$11,234,570	-	$(6,383,302)	$8,893	$5,039,831
Net loss	-	-	-	-	(178,258)	-	(178,258)
Other Comprehensive income, net of tax: Change in unrealized gain (loss) on securities available for sale	-	-	-	-	-	(1,301)	(1,301)
Issuance of stock	2,205,621	22,056	1,372,298	-	-	-	1,393,054
Less subscriptions not paid
For and shares not issued					(841,500)		(841,500)
Balance March 31, 2001	18,646,650	$200,466	$12,606,828	(841,500)	$(6,561,560)	$7,592	$5,411,826

	Common Stock		Paid-In Capital	Accumulated (Deficit)	Accumlated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2002	21,704,838	$ 217,048	$13,284,126	$(7,497,826)	$4,645	$ 6,007,993
Net loss	-	-	-	(545,211)	-	(545,211)
Other Comprehensive income,
net of tax: Change in unrealized
gain (loss) on securities
available for sale	-	-	-	-	(29,404)	(29,404)
Issuance of stock	-	-	-	-	-	-
Balance March 31, 2002	21,704,838	$217,048	$13,284,126	$(8,043,037)	$(24,759)	$5,433,378

See Notes to Consolidated Condensed Financial Statements

SOUTHERN SECURITY BANK CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
Three Months Ended March 31	2002	2001
Net loss	$(545,211)	$(178,258)
Other comprehensive loss:
Change in unrealized gain (loss) on securities	(29,404)	7,592
Available for sale
Comprehensive loss	$(574,615)	(170,666)

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Southern Security Bank Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company regulated by the Federal Reserve that owns 99.7% of the outstanding capital stock of PanAmerican Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended March 31, 2002 and 2001.

			Per-Share Amounts
	Numerator	Denominator
Three Months Ended March 31, 2002
Net Profit (loss)	$(545,211)
Basic and diluted earnings per share, income available to common shareholders	$(545,211)	21,704,838	$(0.03)
Three Months Ended March 31, 2001
Net Profit (loss)	$(178,258)
Basic and diluted earnings per share, income available to common shareholders	$(178,258)	18,813,065	$(0.01)

Options to purchase 901,345 shares at March 31, 2002 and 821,298 shares at March 31, 2001 and subscriptions for the purchase of 1,525,000 shares at March 31, 2001, have not been included in the computation of diluted earnings per share for March 31, 2002 and 2001 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Three Months Ended March 31	2002	2001
Balance, beginning of year	$513,601	$398,992
Total charge-offs	(1,782)	(119,462)
Recoveries	22,365	7,898
Provision for loan & lease losses	100,000	0
Allowance balance at end of period	$634,184	$287,428
Total loans and discount	$48,625,480	$17,033,741
Allowance to total loans and discount	1.30%	1.69%

Note 3. CAPITAL ADEQUACY

March 31, 2002 PanAmerican Bank			Bank	For Capital Adequacy Purposes Under Prompt Corrective Action Provisions
Total Risk-Based Ratio:
Tier 2 Capital + ALLL	4,280,000
Risk Weighted Assets	50,099,000	=	8.54%	> 8.00%

Tier 1 Risk-Based Ratio:
Tier 1 Capital	3,654,000
Risk Weighted Assets	50,099,000	=	7.29%	> 4.00%

Tier 1 Leverage Ratio:
Tier 1 Capital	3,654,000
Average Quarterly Assets	62,195,000	=	5.88%	> 4.00%

Note 4. BANK ACQUISITION

On December 31, 2001, Southern Security Bank Corporation and its subsidiary bank, Southern Security Bank (SSB) completed the acquisition of the Assets and Liabilities of PanAmerican Bank (PAB), 2770 SW 27 Avenue Miami, Florida in accordance with the Asset Purchase Agreement between PanAmerican Bank, the Company and SSB.

PAB operated one full service banking office located in Miami, Miami-Dade County, Florida which has been reopened as Southern Security Bank's Grovegate Branch. The assets included cash, loans, the bank name and securities and the liabilities consisted principally of deposits. PAB owned the land and building on which the banking office is located and these assets were also acquired.

Subsequent to the closing of the Agreement, PAB surrendered its bank charter and changed its name to PanInvest, Inc., a Florida Corporation. On January 10, 2002, SSB applied to the Florida Division of Banking to change its name to PanAmerican Bank.

The results for the period ended March 31, 2002, represented in this filing do not include financial data occurring before the acquisition of the assets and liabilities.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Southern Security Bank

Corporation ("Company") and its subsidiary PanAmerican Bank ("Bank") for the three month period ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the Company and the Bank, the financial services industry, and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgements relating to, and discussion of, the provision and reserve for loan losses involve judgements as to future events and are inherently forward-looking statements. Assessments that the Company's acquisitions and other growth endeavors will be profitable are necessarily statements of belief as to the outcome of future events, based in part on information provided by others which the Company has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which the Company relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. Southern Security Bank Corporation and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements whether as a result of new information, future events, or otherwise.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2001 TO MARCH 31, 2002

FINANCIAL CONDITION

Total assets increased by $2.2 million, or 3.4%, from $65.6 million at December 31, 2001, to $67.8 million at March 31, 2002, with the increase invested principally in loans. The increase in total assets was primarily the result of increased deposits.

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available-for-sale investments, increased by $3.1 million to $11.9 million at March 31, 2002, from $8.8 million at December 31, 2001. This increase in short-term investments is the result of increased deposits of $2.7 million since December 31, 2001.

The Company's net loans receivable increased by $3.5 million or 7.9%, to $48.0 million at March 31, 2002, from $44.5 million at December 31, 2001. The increase in these earning assets were the result of additional loan activity from the branches.

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

Deposits increased to $62.3 million on March 31, 2002 from $59.6 million at December 31, 2001. The increase was the result of additional deposit activity from the Brickell and Boca Raton locations, which were converted from loan production offices to full service branches in March 2001.

Interest Bearing Deposits at March 31, 2002

NOW Accounts	$5,611,194
Money Market Accounts	12,277,467
Savings Accounts	1,326,427
CD's Under $100M	12,325,613
CD's $100M and more	8,447,427
$39,988,128

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans decreased from $555,853 at December 31, 2001 (1.23% of total loans) to $193,950 at March 31, 2002 (.40% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had $348,000 in other real estate or repossessed assets at December 31, 2001 and $34,725 at March 31, 2002, a decrease of $313,275 (90%).

	March 31, 2002	December 31, 2001
Classified Loans & Discount	$159,225	$207,853
Other Real Estate Owned & Repossessions	34,725	348,000
Total Classified and Other	193,950	555,853
Percent Classified and Other / Total Loans	40%	1.23%
Gross Loans & Discount	$48,625,480	$45,034,445

In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $5,433,378 at March 31, 2002, a decrease of $0.6 million, or 10%, from $6,007,993 at December 31, 2001. The decrease is due primarily to the operating loss of the subsidiary bank in the quarter.

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

Bank Capital Ratios	March 31, 2002	December 31, 2001	Adequate
Total risk-weighted capital:	8.54%	10.01%	> 8.00%
Tier I risk-weighted capital:	7.29%	8.87%	> 4.00%
Tier 1 Leverage:	5.88%	10.99%	> 4.00%

The Company's continuing losses have reduced its regulatory capital, which it has replenished through a series of private sales of common stock. The Company expects to experience further losses in the immediate future that will continue until it is able to grow to a size that will enable it to achieve sustained profits. The Company expects to seek to raise capital through additional private financings both in order to grow and in order to meet its capital requirements. Unless the Company is able to obtain additional financing in sufficient amounts and in a timely manner it expects to have difficulty achieving profitability and meeting its regulatory capital requirements.

LIQUIDITY

The Company's principal sources of liquidity and funding are generated by the operations of its subsidiary PanAmerican Bank ("Bank") through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company's liquidity at March 31, 2002, consisted of $10.4 million in cash and cash equivalents and $4.8 million in available-for-sale investments, for a total of $15.2 million, compared with a total of $16.5 million at year-end 2001, a decrease of approximately $1.3 million (7.9%).

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month period ended March 31, 2002 and 2001. The net loss recognized for the three months ended March 31, 2002 was $545,211 compared to a loss of $178,604 for the three month period ended March 31, 2001. This was a negative change of $366,953. Earnings for the three months as compared to the same period last year were primarily impacted by an increase of operating expenses in excess of the increase of net interest income.

The significant increase in income and expenses for the period ended March 31, 2002, is primarily due to the inclusion of the assets and liabilities of PanAmerican Bank, which was completed on December 31, 2001.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2002 was $685,111 as compared to $393,884 for the three months ended March 31, 2001, an increase of $291,227 or 73.9%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $11,855 from $59,909 for the three month period ended March 31, 2001, compared to $48,054 for the three month period ended March 31, 2002, due primarily to a decrease in the rates received on such investments. Interest and fees on loans increased by $459,136 (107.2%)in the three months ended March 31, 2002 as compared to the same period in 2001. The increase in loan income resulted from an increase in average loan balances outstanding from the period ended March 31, 2001 to the period ended March 31, 2002, and was partially offset by lower interest rates.

Total interest expense increased $84,834 (43.7%) from $194,066 for the three months ended March 31, 2001 to $278,900 for the three months ended March 31, 2002. Interest expense increase was primarily the result of an increase in interest bearing deposit account balances to $40.0 million at March 31, 2002 from $20.5 million at march 31, 2001.

OPERATING EXPENSES

Operating expenses increased by $642,536, or 104.2% from $616.449 at March 31, 2001 to $1,258,985 at March 31, 2002. The increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 resulted primarily from increases in expenses related to the PAB acquisition and the conversion of the two loan production offices to full service banking branches. There was an increase in salaries and employee benefits of $381,091 or 108.5% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due primarily to an increase in staffing at the bank and severance payments to individuals as a result of the acquisition. To achieve economies of scale available through the acquisition, three persons were terminated with severance payments totaling $125,000. Occupancy and equipment expenses increased $30,143 (28.8%) from $104,513 at March 31, 2001, to $134,659 at March 31, 2002 due to the PAB acquisition and its subsequent data and item processing conversion. Other uncategorized expenses increased $112,960 (146.0%) from $77,364 at March 31, 2001, to $190,324 at March 31, 2002, due primarily to the acquisition and conversion.

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

RESERVE ALLOCATION AT SEPTEMBER 30, 2001

Allowance - Domestic	$ 634,184
Allowance - Foreign	0
Allowance - Unallocated	0
Total Allowance For Loan & Lease Loss	$634,184

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $634,184 at March 31, 2002. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 2002, an additional provision was expensed during the first three months of 2002 to maintain the reserve at an adequate level as the result of loan growth.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ended March 31, 2002 and 2001 because the results of operations do not provide evidence that the net operating losses available for carryforward will be utilized in the future.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            Commencing May 1, 2002, the Company initiated a private offering of up to 1,710,000 Common Shares at a price of $0.47 per share. The offering, which is being made on a restricted basis to certain non-employee directors, is being made for the purpose of enabling the Company to continue to meet capitalization ratios under regulatory guidelines. As of May 10, 2002, the Offering has resulted in the total sale or subscription of 744,681 Shares to one investor/director at an aggregate price of $350,000.07. The Offering expires May 15, 2002. The Company made the Offering reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Securities Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and reports on Form 8-K

The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997	(1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997	(1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997	(1)
3.(i)	Articles of Incorporation
(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996	(2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation)	(1)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998	(2)
(d)	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999	(3)
(e)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001	(10)
(ii)	By-laws of the registrant	(4)
4.1	Stock Certificate for Class A Common Stock	(4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto	(4)	*
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder	(4)	*
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995	(5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6)	(6)	*
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000	(3)	*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation	(7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001	(8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001	(9)
11.0	Statement of Computation of Per Share Earnings -	N/A
15.0	Letter on Unaudited Interim Financial Information -	N/A
18.0	Letter re change in accounting principles -	N/A
19.0	Reports furnished to security holders -	N/A
22.0	Published report re matters submitted to vote -	N/A
23.0	Consent of experts and counsel -	N/A
24.0	Power of attorney -	N/A
99.0	Additional Exhibits -	N/A
*	Management compensation plan or arrangement.
(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3)	Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(9)	Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(10)	Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

            None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION

May 14, 2002	By: /s/ Philip C. Modder
Name: Philip C. Modder
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:	Chief Executive Officer	May 14, 2002
/s/ Philip C. Modder Philip C. Modder
(ii) Principal Accounting and Financial Officer	Vice President And Secretary (chief financial officer)	May 14, 2002
/s/ Floyd D. Harper Floyd D. Harper

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997	(1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997	(1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997	(1)
3.(i)	Articles of Incorporation
(a)	Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996	(2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to Southern Security Bank Corporation)	(1)
(c)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998	(2)
(d)	Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999	(3)
(e)	Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001	(10)
(ii)	By-laws of the registrant	(4)
4.1	Stock Certificate for Class A Common Stock	(4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto	(4)	*
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder	(4)	*
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995	(5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6)	(6)	*
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000	(3)	*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement	(8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation	(7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001	(8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001	(9)
11.0	Statement of Computation of Per Share Earnings -	N/A
15.0	Letter on Unaudited Interim Financial Information -	N/A
18.0	Letter re change in accounting principles -	N/A
19.0	Reports furnished to security holders -	N/A
22.0	Published report re matters submitted to vote -	N/A
23.0	Consent of experts and counsel -	N/A
24.0	Power of attorney -	N/A
99.0	Additional Exhibits -	N/A
*	Management compensation plan or arrangement.
(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3)	Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(9)	Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(10)	Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.