Form 10QSB/A
period 2002-03-31
SOUTHERN SECURITY BANK CORP
filed 2002-06-21
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 17, 2002 (latest practicable date):

Common Stock: 23,754,544 shares

Transitional Small Business Disclosure Format (check one): YES____; NO X

Yes X            No_____

Explanatory Note

This amendment contains a correction to numbers that appeared in Note 1 to the Notes to the Consolidated Financial Statements contained in Part 1 of the Report on form 10-QSB of the Registrant for the quarter ended March 31, 2002, as filed on May 15, 2002. Except as specifically corrected by the information contained in this amendment, the information contained in the May 15, 2002 filing is not changed by this amendment.

PART I - FINANCIAL INFORMATION

Note 1. Basis of Presentation and Disclosure

Options to purchase 1,591,882 shares at March 31, 2002 and 861,835 shares at March 31, 2001, and subscriptions for the purchase of 1,525,000 shares at March 31, 2001, have not been included in the computation of diluted earnings per share for March 31, 2002 and 2001 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN SECURITY BANK CORPORATION
June 17, 2002	By: s/ Philip C. Modder
Name: Philip C. Modder
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer:	Chief Executive Officer	June 17, 2002
s/ Philip C. Modder
Philip C. Modder

(ii) Principal Accounting and	Vice President	June 17, 2002
Financial Officer:	And Secretary
(chief financial officer)	(chief financial officer)
s/ Floyd D. Harper
Floyd D. Harper