Form 10QSB
period 2002-06-30
SOUTHERN SECURITY BANK CORP
filed 2002-08-19
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
Commission File No: 0-22911

PANAMERICAN BANCORP
(Name of small business as specified in charter)

Delaware
(State or other jurisdiction of incorporation)

65-0325364
(IRS Employer Identification Number)

3475 Sheridan Street, Hollywood, Florida 33021
(954) 985-3900

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the August 13, 2002 (latest practicable date):

Common Stock: 23,846,210 shares

Transitional Small Business Disclosure Format (check one): YES [   ];       NO [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
(FORMERLY SOUTHERN SECURITY BANK CORPORATION)
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2002 and December 31, 2001

ASSETS	June 30, 2002	December 31, 2001
	(Unaudited)	(Note)

Cash and due from banks	$3,247,235	$7,651,401
Federal Funds sold	6,860,000	1,951,000

Total cash and cash equivalents	10,107,235	9,602,401
Securities held to maturity	11,351	20,830
Securities available for sale	9,100,143	6,880,734
Federal Reserve Bank stock, at cost	273,000	208,600
Loans and Leases	50,338,044	45,034,445
Less: Allowance for Loan Losses	(638,754)	(513,601)

Loans and Leases, net	49,699,290	44,520,844
Premises and equipment	1,438,290	1,265,759
Real estate owned & repo’s	34,825	84,535
Accrued interest receivable	230,190	219,716
Goodwill	2,069,957	1,953,540
Other assets	407,808	871,562

Total Assets	$73,372,089	$65,628,521

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2002 and December 31, 2001

LIABILITIES	June 30, 2002	December 31, 2001

	(Unaudited)	(Note)
Liabilities
Noninterest bearing deposits	$19,238,794	$14,913,265
Interest-bearing deposits	42,591,953	39,996,816

Total deposits	61,830,747	54,910,081
Federal funds purchased	0	0
Securities sold under repurchase agreements	4,451,363	3,554,148
Notes Payable	500,000	500,000
Other liabilities	356,400	638,703

Total liabilities	67,138,510	59,602,932

Commitments and Contingencies	0	0
Minority interest in subsidiary	23,205	17,596

Stockholders’ equity
Preferred Stock	0	0
(Authorized: 5,000,000; Outstanding:0)
Common Stock	238,462	217,048
(Authorized: 100,000,000; Outstanding:
June 30, 2002 23,846,210; December 31, 2001 21,704,838)
Capital Surplus	14,144,482	13,284,126
Accumulated deficit	(8,158,463)	(7,497,826)

	6,224,481	6,003,348
Accumulated other comprehensive income (loss)	(14,107)	4,645

Total stockholders’ equity	6,210,374	6,007,993

Total liabilities & stockholders’ equity	$73,372,089	$65,628,521

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED

Six Months Ended June 30, 2002 and 2001

	June 30, 2002	June 30, 2001

Interest Income:
Interest and fees on loans	$1,802,199	$858,822
Interest and dividends on securities	113,295	219,531
Interest on federal funds sold & repurchase agreement	52,335	124,169

	1,967,829	1,202,522

Interest Expense:
Deposits	427,142	342,853
Other	36,944	34,530

	464,086	377,383

Net interest income	1,503,743	825,139
Provisions for loan and lease losses	115,000	0

Net interest income after provision for loan and lease losses	1,388,743	825,139

Other Income:
Service charges on deposit accounts	264,674	82,517
Securities gains (losses), net	0	(1,007)
Other	6,863	11,041

Total other income	271,537	92,551

Operating Expenses:
Salaries and employee benefits	1,195,125	736,022
Occupancy and equipment	392,316	223,047
Data and item processing	263,809	90,805
Professional Fees	145,947	70,621
Insurance	58,221	21,258
Other	266,881	189,674

Total operating expenses	2,322,299	1,331,427

Income (loss) before minority interest in net income (loss) of subsidiary	(662,019)	(413,737)
Minority interest in net (income) loss Of subsidiary	1,382	780

Net Income (loss)	$(660,637)	$(412,957)

Basic earnings (loss) per share	$(0.03)	$(0.02)

Diluted earnings (loss) per share	$(0.03)	$(0.02)

Weighted average number of common Shares, basic and dilutive	22,379,180	19,037,858

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED

Three Months Ended June 30, 2002 and 2001

	June 30, 2002	June 30, 2001

Interest Income:
Interest and fees on loans	$914,617	$430,376
Interest and dividends on securities	65,241	159,622
Interest on federal funds sold & repurchase agreement	23,960	24,574

	1,003,818	614,572

Interest Expense:
Deposits	167,069	168,327
Other	18,117	14,990

	185,186	183,317

Net interest income	818,632	431,255
Provisions for loan and lease losses	15,000	0

Net interest income after provision for loan and lease losses	803,632	431,255

Other Income:
Service charges on deposit accounts	144,088	41,381
Securities gains (losses), net	0	(1,007)
Other	0	8,216

Total other income	144,088	48,590

Operating Expenses:
Salaries and employee benefits	462,891	384,879
Occupancy and equipment	257,657	118,534
Data and item processing	142,207	50,256
Professional Fees	96,166	38,562
Insurance	27,836	10,437
Other	76,557	112,310

Total operating expenses	1,063,314	714,978

Income (loss) before minority interest in net income (loss) of subsidiary	(115,594)	(235,133)
Minority interest in net (income) loss Of subsidiary	1,382	434

Net Income (loss)	$(114,212)	$(234,699)

Basic earnings (loss) per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share	$(0.01)	$(0.02)

Weighted average number of common Shares, basic and dilutive	24,720,189	19,037,858

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED

Six Months Ended June 30, 2002 and 2001

	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities
Net Income (loss)	$(660,637)	$(412,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net accretion on securities	826	(4,332)
Provision for loan and lease losses	115,000	0
Depreciation and amortization	117,602	51,473
Securities (gains) losses, net	0	1,007
Minority interest in net income (loss) of subsidiary	(1,382)	(780)
(Increase) decrease in accrued interest receivable	(10,474)	(34,879)
(Increase) decrease in other assets	652,841	(7,971)
(Increase) decrease of other real estate owned	49,710	0
(Increase) decrease of goodwill	(116,417)	0
Increase (decrease) in other liabilities	(475,303)	(172,273)

Net cash provided by (used in) Operating activities	(328,050)	(580,712)

Cash Flows from Investing Activities
Net cash flows from securities	(2,206,943)	(6,974,068)
(Purchase) Sale of Federal Reserve Bank/ Federal Home Loan Bank stock	(64,400)	0
Loan originations & principal collections on loans — net	(5,316,011)	(2,088,525)
Purchase of premises and equipment — net	(290,133)	(101,676)
Increase (Decrease) in minority interest	10,721	(4,782)

Net cash provided by (used in) Investing activities	(7,866,765)	(9,169,051)

Cash Flows From Financing Activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	897,215	1,662,885
Net increase (decrease) in deposits	6,920,666	4,775,153
Net Proceeds from issuance of stock	881,770	1,047,741

Net cash provided by (used in) Financing activities	8,699,650	7,485,779

Net increase (decrease) in cash and Cash and equivalents	504,834	(2,263,984)
Cash and cash equivalents, Beginning	9,602,401	9,890,620

Cash and cash equivalents, Ending	$10,107,235	$7,626,636

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

				Subscribed		Accumulated
	Common Stock			But not		Other
			Paid-In	Issued	Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	(Deficit)	Income	Total

Balance, January 1, 2001	17,967,029	$179,670	$11,234,570	—	$(6,383,302)	$8,893	$5,039,831
Net loss	—	—	—	—	(412,957)	—	(412,957)
Other Comprehensive income, net of tax: Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(32,671)	(32,671)
Issuance of stock	2,205,621	22,056	1,372,185	—	—	—	1,394,241
Less subscriptions not paid For and shares not issued				(346,500)			(346,500)

Balance June 30, 2001	20,172,650	$201,726	$12,606,755	(346,500)	$(6,796,259)	$(23,778)	$5,641,944

					Accumulated
	Common Stock				Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, January 1, 2002	21,704,838	$217,048	$13,284,126	$(7,497,826)	$4,645	$6,007,993
Net loss	—	—	—	(660,637)	—	(660,637)
Other Comprehensive income, net of tax: Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(18,752)	(18,752)
Issuance of stock	2,141,372	21,414	860,356	—	—	881,770

Balance June 30, 2002	23,846,210	$238,462	$14,144,482	$(8,158,463)	$(14,107)	$6,210,374

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

Six Months Ended June 30	2002	2001

Net loss	$(660,637)	$(412,957)
Other comprehensive loss:
Change in unrealized gain (loss) on securities Available for sale	(18,752)	(32,671)

Comprehensive loss	$(679,389)	(445,628)

Three Months Ended June 30	2002	2001

Net loss	$(114,212)	$(234,699)
Other comprehensive loss:
Change in unrealized gain (loss) on securities Available for sale	10,652	7,592

Comprehensive loss	$(103,560)	(227,107)

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of PanAmerican Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company regulated by the Federal Reserve that owns 99.7% of the outstanding capital stock of PanAmerican Bank (“Bank”). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended June 30, 2002 and 2001.

			Per-Share
	Numerator	Denominator	Amounts

Six Months Ended June 30, 2002
Net Profit (loss)	$(660,637)
Basic and diluted earnings per share, income available to common shareholders	$(660,637)	22,379,180	$(0.03)

Three Months Ended June 30, 2002
Net Profit (loss)	$(114,212)
Basic and diluted earnings per share, income available to common shareholders	$(114,212)	24,720,189	$(0.01)

Six Months Ended June 30, 2001
Net Profit (loss)	$(412,957)
Basic and diluted earnings per share, income available to common shareholders	$(412,957)	19,037,858	$(0.02)

Three Months Ended June 30, 2001
Net Profit (loss)	$(234,699)
Basic and diluted earnings per share, income available to common shareholders	$(234,699)	19,037,858	$(0.02)

Options to purchase 1,322,919 shares at June 30, 2002 and 1,121,298 shares at June 30, 2001 and subscriptions for the purchase of 546,000 shares at June 30, 2001, have not been included in the computation of diluted earnings per share for June 30, 2002 and 2001 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Six Months Ended June 30	2002	2001

Balance, beginning of year	$513,601	$398,992
Total charge-offs	(12,412)	(119,462)
Recoveries	22,565	9,809
Provision for loan & lease losses	115,000	0

Allowance balance at end of period	$638,754	$289,339

Total loans and discount	$50,338,044	$18,408,653
Allowance to total loans and discount	1.27%	1.57%

Note 3. CAPITAL ADEQUACY

			For Capital Adequacy
June 30, 2002			Purposes Under Prompt
PanAmerican Bank		Bank	Corrective Action Provisions

Total Risk-Based Ratio:
Tier 2 Capital + ALLL	5,027,000

Risk Weighted Assets	53,151,000 =	9.46%	> 8.00%
Tier 1 Risk-Based Ratio:
Tier 1 Capital	4,388,000

Risk Weighted Assets	53,151,000 =	8.26%	> 4.00%
Tier 1 Leverage Ratio:
Tier 1 Capital	4,388,000

Average Quarterly Assets	67,986,000 =	6.45%	> 4.00%

Note 4. BANK ACQUISITION

On December 31, 2001, PanAmerican Bancorp and its subsidiary bank, Southern Security Bank (SSB) completed the acquisition of the Assets and Liabilities of PanAmerican Bank (PAB), 2770 SW 27 Avenue Miami, Florida in accordance with the Asset Purchase Agreement between PanAmerican Bank, the Company and SSB.

PAB operated one full service banking office located in Miami, Miami-Dade County, Florida which was reopened as SSB’s Grovegate Branch. The assets included cash, loans, the bank name and securities and the liabilities consisted principally of deposits. PAB owned the land and building on which the banking office is located and these assets were also acquired.

Subsequent to the closing of the Agreement, PAB surrendered its bank charter and changed its name to PanInvest, Inc., a Florida Corporation. On January 10, 2002, SSB applied to the Florida Division of Banking to change its name to PanAmerican Bank.

Post acquisition, the increase in goodwill of $116,417 was the result of an adjustment to the price as the result of an uncollected receivable.

The results for the period ended June 30, 2001, represented in this filing do not include financial data occurring before the acquisition of the assets and liabilities. The significant increase in income and expenses for the period ended June 30, 2002, is primarily due to the inclusion of the assets and liabilities which was completed on December 31, 2001.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the six month period ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the Company and the Bank, the financial services industry, and the economy in general. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgements relating to, and discussion of, the provision and reserve for loan losses involve judgements as to future events and are inherently forward-looking statements. Assessments that the Company’s acquisitions and other growth endeavors will be profitable are necessarily statements of belief as to the outcome of future events, based in part on information provided by others which the Company has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which the Company relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. PanAmerican Bancorp and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements whether as a result of new information, future events, or otherwise.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2001 TO JUNE 30, 2002

FINANCIAL CONDITION

Total assets increased by $7.8 million, or 11.9%, from $65.6 million at December 31, 2001, to $73.4 million at June 30, 2002, with the increase invested principally in loans. The increase in total assets was primarily the result of increased deposits.

The Company’s short-term investments, primarily consisting of federal funds sold (“fed funds”) and available-for-sale investments, increased by $7.2 million to $16.0 million at June 30, 2002, from $8.8 million at December 31, 2001. This increase in short-term investments is the result of increased deposits of $6.9 million since December 31, 2001.

The Company’s total loans receivable increased by $5.3 million or 11.8%, to $50.3 million at June 30, 2002, from $45.0 million at December 31, 2001. The increase in these earning assets were the result of additional loan activity from the branches.

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

Deposits increased to $61.8 million on June 30, 2002 from $54.9 million at December 31, 2001. The increase was the result of additional deposit activity from the Brickell and Boca Raton locations, which were opened as full service branches in March 2001.

     Interest Bearing Deposits at June 30, 2002

NOW Accounts	$6,793,649
Money Market Accounts	13,408,138
Savings Accounts	1,875,175
CD’s Under $100M	11,443,254
CD’s $100M and more	9,071,737

$42,591,953

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company’s classified assets increased from $292,388 at December 31, 2001 (0.65% of total loans) to $902,431 at June 30, 2002 (1.79% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had $84,535 in other real estate at December 31, 2001 and $34,825 at June 30, 2002, a decrease of $313,175 (90%).

	June 30, 2002	December 31, 2001

Classified Loans & Discount	$867,606	$207,853
Other Real Estate Owned & Repossessions	34,825	84,535

Total Classified and Other	902,431	292,388

Percent Classified and Other / Total Loans	1.79%	0.65%
Gross Loans & Discount	$50,338,044	$45,034,445

In management’s best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company’s total stockholders’ equity was $6,210,374 at June 30, 2002, an increase of $0.2 million, or 3%, from $6,007,993 at December 31, 2001. The increase is due primarily to a capital infusion from a private offering in May 2002.

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

Bank Capital Ratios	June 30, 2002	December 31, 2001	Adequate

Total risk-weighted capital:	9.46%	10.14%	> 8.00%
Tier I risk-weighted capital:	8.26%	9.01%	> 4.00%
Tier 1 Leverage:	6.45%	11.29%	> 4.00%

The Company’s continuing losses have reduced its regulatory capital, which it has replenished through a series of private sales of common stock. The Company expects to experience breakeven in the immediate future as it believes it has grown to a size that will shortly enable it to achieve sustained profits. The Company expects to seek to raise capital through additional private financings both in order to grow and in order to meet its capital requirements. Unless the Company is able to obtain additional financing in sufficient amounts and in a timely manner it expects to have difficulty sustaining profitability and meeting its regulatory capital requirements.

LIQUIDITY

The Company’s principal sources of liquidity and funding are generated by the operations of its subsidiary PanAmerican Bank (“Bank”) through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things.

The Company’s liquidity at June 30, 2002, consisted of $10.1 million in cash and cash equivalents and $9.1 million in available-for-sale investments, for a total of $19.2 million, compared with a total of $16.5 million at year-end 2001, an increase of approximately $2.7 million (16.4%).

RESULTS OF OPERATIONS

The results for the periods ended June 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Comparison of results in this section are for the six month period ended June 30, 2002 and 2001. The net loss recognized for the six months ended June 30, 2002 was $660,637 compared to a loss of $412,957 for the six month period ended June 30, 2001. This was a negative change of $247,680. Earnings for the six months as compared to the same period last year were primarily impacted by an increase of operating expenses in excess of the increase of net interest income.

The net loss recognized for the three months ended June 30, 2002 was $114,212 compared to a loss of $234,699 for the three month period ended June 30, 2001. This was a positive change of $120,487. Earnings for the three months as compared to the same period last year were primarily impacted by an increase in interest income and in deposit account service charges.

NET INTEREST INCOME

The results for the periods ended June 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Net interest income before provision for loan losses for the six months ended June 30, 2002 was $1,503,743 as compared to $825,139 for the six months ended June 30, 2001, an increase of $678,604 or 82.2%.

Net interest income before provision for loan losses for the three months ended June 30, 2002 was $818,632 as compared to $431,255 for the three months ended June 30, 2001, an increase of $387,377 or 89.8%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $178,070 from $343,700 for the six month period ended June 30, 2001, compared to $165,630 for the six month period ended June 30, 2002, due primarily to a decrease in the rates received on such investments. Interest and fees on loans increased by $943,377 (109.8%) in the six months ended June 30, 2002 as compared to the same period in 2001. The increase in loan income resulted from an increase in total loan balances outstanding of $18.4 million from the period ended June 30, 2001 to $50.3 million for the period ended June 30, 2002, a growth of $31.9 million (173.4%). This was partially offset by a lower interest rate environment.

Total interest expense increased $86,703 (23.0%) from $377,383 for the six months ended June 30, 2001 to $464,086 for the six months ended June 30, 2002. Interest expense increase was primarily the result of an increase in interest bearing deposit account balances to $42.6 million at June 30, 2002 from $20.9 million at June 30, 2001.

Total interest expense increased $1,869 (1.0%) from $183,317 for the three months ended June 30, 2001 to $185,186 for the three months ended June 30, 2002. The reduction in the deposit account interest rates held the interest expense level.

Total other income increased $178,986 (193.4%) from $92,551 for the six months ended June 30, 2001 to $271,537 for the six months ended June 30, 2002. The increase of total other income was primarily the result of increased wire transfer activity and related charges as well as a new fee schedule.

OPERATING EXPENSES

The results for the periods ended June 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Operating expenses for the six month period increased by $990,872, or 74.4% from $1,331,427 at June 30, 2001 to $2,322,299 at June 30, 2002. The increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulted primarily from increases in expenses related to the PAB acquisition and the conversion of the two loan production offices to full service banking branches. There was an increase in salaries and employee benefits of $459,103 (62.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due primarily to an increase in staffing as the result of the acquisition and severance payments to individuals also as a result of the acquisition. To achieve economies of scale available through the acquisition, three persons were terminated with severance payments totaling $125,000. Occupancy and equipment expenses increased for the six month period $169,269 (75.9%) from $223,047 at June 30, 2001, to $392,316 at June 30, 2002 due to the PAB acquisition and subsequent data and item processing conversion. Occupancy and equipment expenses increased for the three month period $139,123 (117.4%) from $118,534 at June 30, 2001, to $257,657 at June 30, 2002. Other uncategorized expenses have increased $77,207 (40.7%) from $189,674 at June 30, 2001, to $266,881 at June 30, 2002, due primarily to the acquisition and data processing conversion.

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

RESERVE ALLOCATION AT JUNE 30, 2002

Allowance – Domestic	$638,754
Allowance – Foreign	0
Allowance – Unallocated	0

Total Allowance For Loan & Lease Loss	$638,754

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $638,754 at June 30, 2002. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank’s allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 2002.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ended June 30, 2002 and 2001 because the results of operations do not presently provide evidence that the net operating losses available for carryforward will be utilized in the future.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

The Company initiated a confidential private offering memorandum dated June 15, 2002, pursuant to SEC Rule 506 of Regulation D. The Offering is for a maximum of 5 million Units on a best efforts basis. Each Unit is offered at a price of $1.00 and consists of one share of common stock at $0.80 and one warrant at $0.20. The warrants have a five year term exercisable at $0.84 each. The minimum purchase is 25,000 Units and the maximum purchase is capped at no greater than 9.9% of the outstanding common shares. The placement agent for the Offering is Franklin National Financial Group, LLC, Boca Raton, Florida (“Franklin”). Michael Golden, the President, CEO and shareholder of the Company, is also Chairman of Franklin National Holding Corporation, the parent of Franklin, the placement agent with respect to this Offering. Mr. Golden’s dual status has been fully disclosed to the Company and Franklin, and both entities have consented to Franklin’s retention in connection with this Offering. As of this filing, no subscription agreements or funds have been distributed from escrow.

The Company initiated a private offering on May 1, 2002, of up to 2,000,000 Common Shares at a price of $0.47 per share. The offering was made on a restricted basis to certain non-employee directors for the purpose of enabling the Company to continue to meet capitalization ratios under regulatory guidelines. The Offering, which expired May 17, 2002, resulted in the total sale or subscription of 1,879,681 Shares to five investors/directors at an aggregate price of $883,450. The Company made the Offering in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

During the first six months of 2002, three directors of the Company exercised a total of 261,691 options in exchange for common shares at an aggregate price of $80,200.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Securities Holders

By resolution adopted on February 26, 2002, the Board of Directors approved and recommended for approval by the Company’s stockholders an amendment to its Certificate to change the name of the corporation to PanAmerican Bancorp. The Board had fixed the close of business on June 10, 2002 as the record date for determining which shareholders were entitled to notice of and to vote at the Special Meeting of which there were 23,750,544 common shares outstanding. A special Meeting of the Company’s Shareholders was held on July 30, 2002, to consider and take action upon approval of an amendment to the Company’s Certificate of Incorporation to change the name of the corporation to PanAmerican Bancorp. The Amendment was approved by a vote of 15,737,267 (66.3%) For, 25,030 (0.1%) Abstaining, and no votes Against.

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

     (c)  Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

     (d)  Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

     (e)  Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 – (10)

     (ii)  By-laws of the registrant (4)

4.1	Stock Certificate for Class A Common Stock (4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No.1 thereto (4) *
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder (4) *
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6) *
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 – (9)
10.10	Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern Security Bank (11)
11.0	Statement of Computation of Per Share Earnings — N/A
15.0	Letter on Unaudited Interim Financial Information — N/A
18.0	Letter re change in accounting principles — N/A
19.0	Reports furnished to security holders — N/A
22.0	Published report re matters submitted to vote — N/A
23.0	Consent of experts and counsel — N/A
24.0	Power of attorney — N/A
99.1	Certification of CEO & CFO

* Management compensation plan or arrangement.

(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3)	Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.

(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.

(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.

(9)	Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

(10)	Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(11)	Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

August 13, 2002	By: s/ Michael E. Golden

Name: Michael E. Golden
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date

(i) Principal Executive Officer:	Chief Executive Officer	August 13, 2002

s/ Michael E. Golden
Michael E. Golden

(ii) Principal Accounting and Financial Officer:	Vice President And Secretary (chief financial officer)	August 13, 2002

s/ Floyd D. Harper
Floyd D. Harper

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997 (1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997 (1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997 (1)
3.(i)	Articles of Incorporation

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

     (c)  Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

     (d)  Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

     (e)  Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 – (10)

     (ii)  By-laws of the registrant (4)

4.1	Stock Certificate for Class A Common Stock (4)
10.1	Executive Employment Agreement of Philip C. Modder, dated June 11, 1992, together with Amendment No. 1 thereto (4) *
10.2	Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant relating to modification of the compensation arrangements for Philip C. Modder (4) *
10.3	Agreement between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated February 13, 1995 (5)
10.4	Agreements, dated June 30, 1999, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (6) *
10.5	Termination Agreement with James L. Wilson, dated February 11, 2000 (3)*
10.6	Agreements, dated March 31, 2000, between Philip C. Modder and Southern Security Bank Corporation, concerning compensation under his Employment Agreement (8)
10.7	Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)
10.8	Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 – (9)
10.10	Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern security Bank (11)
11.0	Statement of Computation of Per Share Earnings — N/A
15.0	Letter on Unaudited Interim Financial Information — N/A
18.0	Letter re change in accounting principles — N/A
19.0	Reports furnished to security holders — N/A
22.0	Published report re matters submitted to vote — N/A
23.0	Consent of experts and counsel — N/A
24.0	Power of attorney — N/A
99.1	Certification of CEO & CFO

* Management compensation plan or arrangement.

(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3)	Filed as an exhibit to Form 10-KSB of the registrant filed on March 31, 2000.

(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5)	Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.

(6)	Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.

(7)	Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.

(8)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.

(9)	Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

(10)	Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(11)	Files as an exhibit to Form 10-KSB of the registrant on April 3, 2002.