Form 10QSB
period 2002-09-30
PANAMERICAN BANCORP
filed 2002-11-19
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Commission File No: 0-22911

PANAMERICAN BANCORP
(Name of small business as specified in charter)

Delaware
(State or other jurisdiction of incorporation)

65-0325364
(IRS Employer Identification Number)

3475 Sheridan Street, Hollywood, Florida 33021
(954) 985-3900

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the November 13, 2002 (latest practicable date):

Common Stock: 24,912,210 shares

     Transitional Small Business Disclosure Format (check one): YES______; NO X

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Certification of CEO
Certification of CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

September 30, 2002 and December 31, 2001

ASSETS	September 30, 2002	December 31, 2001
	(Unaudited)	(Note)

Cash and due from banks	$3,998,475	$7,651,401
Federal Funds sold	8,559,000	1,951,000

Total cash and cash equivalents	12,557,475	9,602,401
Securities held to maturity	7,876	20,830
Securities available for sale	13,762,023	6,880,734
Federal Reserve Bank stock, at cost	273,000	208,600
Loans and Leases	52,367,564	45,034,445
Less: Allowance for Loan Losses	(660,969)	(513,601)

Loans and Leases, net	51,706,595	44,520,844
Premises and equipment	1,397,343	1,265,759
Real estate owned & repo’s	0	84,535
Accrued interest receivable	177,965	219,716
Goodwill	2,133,223	1,953,540
Other assets	175,297	871,562

Total Assets	$82,190,797	$65,628,521

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

September 30, 2002 and December 31, 2001

LIABILITIES	September 30, 2002	December 31, 2001

Liabilities	(Unaudited)	(Note)
Noninterest bearing deposits	$17,334,085	$14,913,265
Interest-bearing deposits	51,391,355	39,996,816

Total deposits	68,725,440	54,910,081
Federal funds purchased	0	0
Securities sold under repurchase agreements	5,414,202	3,554,148
Notes Payable	250,000	500,000
Other liabilities	607,758	638,703

Total liabilities	74,997,400	59,602,932

Commitments and Contingencies	0	0
Minority interest in subsidiary	22,255	17,596

Stockholders’ equity
Preferred Stock	0	0
(Authorized: 5,000,000; Outstanding: 0)
Common Stock	249,122	217,048
(Authorized: 100,000,000; Outstanding:
September 30, 2002 24,912,210; December 31, 2001 21,704,838)
Capital Surplus	14,995,591	13,284,125
Accumulated deficit	(8,096,309)	(7,497,826)

	7,148,404	6,003,348
Accumulated other comprehensive income (loss)	22,738	4,645

Total stockholders’ equity	7,171,142	6,007,993

Total liabilities & stockholders’ equity	$82,190,797	$65,628,521

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED

Nine Months Ended September 30, 2002 and 2001

	September 30, 2002	September 30, 2001

Interest Income:
Interest and fees on loans	$2,709,076	$1,283,320
Interest and dividends on securities	203,929	266,095
Interest on federal funds sold & repurchase agreement	72,386	162,745

	2,985,391	1,812,160

Interest Expense:
Deposits	663,098	490,951
Other	56,578	54,110

	719,676	545,061

Net interest income	2,265,715	1,267,099
Provisions for loan and lease losses	147,000	0

Net interest income after provision for loan and lease losses	2,118,715	1,267,099

Other Income:
Service charges on deposit accounts	427,803	124,000
Securities gains (losses), net	0	25,730
Other	1,668	19,452

Total other income	429,471	169,182

Operating Expenses:
Salaries and employee benefits	1,583,519	1,107,115
Occupancy and equipment	395,687	349,418
Data and item processing	365,753	314,335
Professional Fees	171,793	97,204
Insurance	89,256	32,737
Other	541,543	286,631

Total operating expenses	3,147,551	2,187,440

Income (loss) before minority interest in net income (loss) of subsidiary	(599,365)	(751,159)
Minority interest in net (income) loss of subsidiary	845	1,603

Net Income (loss)	$(598,520)	$(749,559)

Basic earnings (loss) per share	$(0.03)	$(0.04)

Diluted earnings (loss) per share	$(0.03)	$(0.04)

Weighted average number of common Shares, basic and dilutive	22,986,635	19,234,122

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED

Three Months Ended September 30, 2002 and 2001

	September 30, 2002	September 30, 2001

Interest Income:
Interest and fees on loans	$906,877	$424,498
Interest and dividends on securities	90,634	146,564
Interest on federal funds sold & repurchase agreement	20,051	38,576

	1,017,562	609,638

Interest Expense:
Deposits	235,956	148,098
Other	19,634	19,580

	255,590	167,678

Net interest income	761,972	441,960
Provisions for loan and lease losses	32,000	0

Net interest income after provision for loan and lease losses	729,972	441,960

Other Income:
Service charges on deposit accounts	163,129	41,483
Securities gains (losses), net	0	26,737
Other	(5,195)	8,411

Total other income	157,934	76,631

Operating Expenses:
Salaries and employee benefits	388,394	371,093
Occupancy and equipment	3,371	126,371
Data and item processing	101,944	223,530
Professional Fees	25,846	26,583
Insurance	31,035	11,479
Other	274,662	96,957

Total operating expenses	825,252	856,013

Income (loss) before minority interest in net income (loss) of subsidiary	62,654	337,422
Minority interest in net (income) loss of subsidiary	845	823

Net Income (loss)	$63,499	$(336,599)

Basic earnings (loss) per share	$0.00	$(0.02)

Diluted earnings (loss) per share	$0.00	$(0.02)

Weighted average number of common Shares, basic and dilutive	24,720,189	19,037,858

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED

Nine Months Ended September 30, 2002 and 2001

	September 30, 2002	September 30, 2001

Cash Flows from Operating Activities
Net Income (loss)	$(598,520)	$(749,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net accretion on securities	(28,181)	(4,373)
Provision for loan and lease losses	147,000	0
Depreciation and amortization	175,833	73,950
Securities (gains) losses, net	0	(25,730)
Minority interest in net income (loss) of subsidiary	(845)	(1,603)
(Increase) decrease in accrued interest receivable	(41,751)	30,503
(Increase) decrease in other assets	696,265	(73,661)
(Increase) decrease of other real estate owned	84,535	0
(Increase) decrease of goodwill	179,683	0
Increase (decrease) in other liabilities	(30,945)	(215,543)

Net cash provided by (used in) Operating activities	666,576	(966,013)

Cash Flows from Investing Activities
Net cash flows from securities	(7,156,774)	(7,079,241)
(Purchase) Sale of Federal Reserve Bank/Federal Home Loan Bank stock	(64,400)	0
Loan originations & principal collections on loans — net	(7,357,404)	(3,917,021)
Proceeds from sale of other real estate & repos	0	0
Purchase of premises and equipment — net	(307,417)	(112,910)
Increase (Decrease) in minority interest	5,503	(4,632)

Net cash provided by (used in) Investing activities	(14,880,492)	(11,113,304)

Cash Flows From Financing Activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,860,054	1,505,759
Net increase (decrease) in deposits	13,815,359	3,744,650
Net increase (decrease) in notes payable	(250,000)	0
Net Proceeds from issuance of stock	1,743,576	1,047,741

Net cash provided by (used in) Financing activities	17,168,989	6,298,150

Net increase (decrease) in cash and Cash and equivalents	2,955,073	(5,781,667)
Cash and cash equivalents, Beginning	9,602,401	9,890,620

Cash and cash equivalents, Ending	$12,557,474	$4,108,953

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

				Subscribed		Accumulated
				But not		Other
	Common Stock		Paid-In	Issued	Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	(Deficit)	Income	Total

Balance, January 1, 2001	17,967,029	$179,670	$11,234,570	—	$(6,383,302)	$8,893	$5,039,831
Net loss	—	—	—	—	(749,556)	—	(749,556)
Other Comprehensive income, net of tax: Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(1,301)	(1,301)
Issuance of stock	1,659,621	22,056	1,721,520	—	—	—	1,397,076
Less subscriptions not paid For and shares not issued				(346,500)			(346,500)

Balance September 30, 2001	19,626,650	$201,726	$12,956,090	(346,500)	$(7,132,852)	$7,592	$5,686,050

					Accumulated
					Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, January 1, 2002	21,704,838	$217,048	$13,284,126	$(7,497,826)	$4,645	$6,007,993
Net loss	—	—	—	(698,520)	—	(598,520)
Other Comprehensive income, net of tax: Change in unrealized gain (loss) on securities available for sale	—	—	—	—	18,093	18,083
Issuance of stock	3,207,372	32,074	1,711,502	—	—	1,743,576

Balance September 30, 2002	24,912,210	$249,122	$14,995,628	$(8,096,346)	$22,738	$7,171,142

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

Nine Months Ended September 30	2002	2001

Net loss	$(598,520)	$(749,556)
Other comprehensive loss:
Change in unrealized gain (loss) on securities	18,093	7,592
Available for sale

Comprehensive loss	$(580,427)	(741,964)

Three Months Ended September 30	2002	2001

Net loss	$63,499	$(336,599)
Other comprehensive loss:
Change in unrealized gain (loss) on securities	18,273	8,893
Available for sale

Comprehensive loss or gain	$81,772	(327,706)

See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of PanAmerican Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company regulated by the Federal Reserve that owns 99.78% of the outstanding capital stock of PanAmerican Bank (“Bank”). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended September 30, 2002 and 2001.

			Per-Share
	Numerator	Denominator	Amounts

Nine Months Ended September 30, 2002

Net Profit (loss)	$(598,520)
Basic and diluted earnings per share, income available to common shareholders	$(598,520)	22,986,635	$(0.03)

Three Months Ended September 30, 2002

Net Profit (loss)	$63,499
Basic and diluted earnings per share, income available to common shareholders	$63,499	24,201,543	$0.00

Nine Months Ended September 30, 2001

Net Profit (loss)	$(749,556)
Basic and diluted earnings per share, income available to common shareholders	$(749,556)	19,234,122	$(0.04)

Three Months Ended September 30, 2001

Net Profit (loss)	$(336,599)
Basic and diluted earnings per share, income available to common shareholders	$(336,599)	19,626,350	$(0.02)

Options to purchase 1,811,344 shares at September 30, 2002 and 1,161,298 shares at September 30, 2001 and subscriptions for the purchase of 546,000 shares at September 30, 2001, have not been included in the computation of diluted earnings per share for September 30, 2002 and 2001 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

Nine Months Ended September 30	2002	2001

Balance, beginning of year	$513,601	$398,992
Total charge-offs	(24,284)	(134,141)
Recoveries	24,652	33,893
Provision for loan & lease losses	147,000	0

Allowance balance at end of period	$660,969	$298,744

Total loans and discount	$52,367,565	$20,162,019
Allowance to total loans and discount	1.26%	1.48%

Note 3. CAPITAL ADEQUACY

				For Capital Adequacy
September 30, 2002				Purposes Under Prompt
PanAmerican Bank			Bank	Corrective Action Provisions

Total Risk-Based Ratio:
Tier 2 Capital + ALLL	5,957,000

Risk Weighted Assets	55,272,000	=	10.78%	> 8.00%
Tier 1 Risk-Based Ratio:
Tier 1 Capital	5,280,000

Risk Weighted Assets	55,272,000	=	9.55%	> 4.00%
Tier 1 Leverage Ratio:
Tier 1 Capital	5,280,000

Average Quarterly Assets	73,795,000	=	7.15%	> 4.00%

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

The results for the period ended September 30, 2002, represented in this filing do not include financial data occurring before the acquisition of the assets and liabilities.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the nine month period ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the Company and the Bank, the financial services industry, and the economy in general. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of, the provision and reserve for loan losses involve judgments as to future events and are inherently forward-looking statements. Assessments that the Company’s acquisitions and other growth endeavors will be profitable are necessarily statements of belief as to the outcome of future events, based in part on information provided by others which the Company has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which the Company relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. PanAmerican Bancorp and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements whether as a result of new information, future events, or otherwise.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2001 TO SEPTEMBER 30, 2002

FINANCIAL CONDITION

Total assets increased by $16.6 million, or 25.3%, from $65.6 million at December 31, 2001, to $82.2 million at September 30, 2002, with the increase invested principally in loans and investment securities. The increase in total assets was primarily the result of increased deposits.

The Company’s short-term investments, primarily consisting of federal funds sold (“fed funds”) and available-for-sale investments, increased by $13.5 million to

$22.3 million at September 30, 2002, from $8.8 million at December 31, 2001. This increase in short-term investments is the result of increased deposits of $13.8 million since December 31, 2001.

The Company’s total loans receivable increased by $7.4 million or 16.4%, to $52.4 million at September 30, 2002, from $45.0 million at December 31, 2001. The increase in these earning assets were the result of additional loan activity from the branches.

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

Deposits increased 13.8 million (25.1) to $68.7 million on September 30, 2002 from $54.9 million at December 31, 2001. The increase was the result of additional deposit growth activity from the Brickell and Boca Raton locations, which were opened as denovo full service branches in March 2001.

     Interest Bearing Deposits at September 30, 2002

NOW Accounts	$5,879,888
Money Market Accounts	26,017,203
Savings Accounts	1,840,718
CD’s Under $100M	9,932,573
CD’s $100M and more	7,720,974

$51,391,355

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company’s classified loans decreased from $555,853 at December 31, 2001 (1.23% of total loans) to $266,246 at September 30, 2002 (0.51% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had $348,000 in other real estate or repossessed assets at December 31, 2001 and None at September 30, 2002.

	September 30, 2002	December 31, 2001

Classified Loans & Discount	$266,246	$207,853
Other Real Estate Owned & Repossessions	0	348,000

Total Classified and Other	266,246	555,853

Percent Classified and Other / Total Loans	0.51%	1.23%
Gross Loans & Discount	$52,367,365	$45,034,445

In management’s best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company’s total stockholders’ equity was $7,171,143 at September 30, 2002, an increase of $1.2 million, or 19.4%, from $6,007,993 at December 31, 2001. The increase is due primarily to a capital infusion from a private offering in initiated in 2002.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification are also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

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

Bank Capital Ratios	September 30, 2002	December 31, 2001	Adequate

Total risk-weighted capital:	10.78%	10.14%	> 8.00%
Tier I risk-weighted capital:	9.55%	9.01%	> 4.00%
Tier 1 Leverage:	7.15%	11.29%	> 4.00%

The Company has in the third quarter of 2002 experienced breakeven and believes it has grown to a size that will enable it to achieve sustained profits. The Company expects to raise capital through additional private financings both in order to grow and in order to meet its capital requirements.

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

The Company’s liquidity at September 30, 2002, consisted of $12.6 million in cash and cash equivalents and $13.8 million in available-for-sale investments, for a total of $26.4 million, compared with a total of $16.5 million at year-end 2001, an increase of approximately $9.9 million (60.0%).

RESULTS OF OPERATIONS

The results for the periods ended September 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Comparison of results in this section are for the nine month period ended September 30, 2002 and 2001. The net loss recognized for the nine months ended September 30, 2002 was $598,520 compared to a loss of $749,559 for the nine month period ended September 30, 2001. This was a positive change of $151,039. Earnings for the nine months as compared to the same period last year were primarily impacted by an increase of net interest income of 78.8% as compared to an increase of 43.9% for total operating expenses.

The net profit recognized for the three months ended September 30, 2002 was $63,499 compared to a loss of $336,599 for the three month period ended September 30, 2001. This was a positive change of $400,098. Earnings for the three months as compared to the same period last year were primarily impacted by an increase in interest income and in deposit account service charges.

NET INTEREST INCOME

The results for the periods ended September 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Net interest income before provision for loan losses for the nine months ended September 30, 2002 was $2,265,715 as compared to $1,267,099 for the nine months ended September 30, 2001, an increase of $998,616 or 78.8%. The growth was due predominately to loan growth.

Net interest income before provision for loan losses for the three months ended September 30, 2002 was $761,972 as compared to $441,960 for the three months ended September 30, 2001, an increase of $320,012 or 72.4%. The growth was due predominately to loan growth.

Income from interest earning investments, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $152,525 from $428,840 for the nine month period ended September 30, 2001, compared to $276,315 for the nine month period ended September 30, 2002, due primarily to a decrease in the rates received on such investments. Interest and fees on loans increased by $1,425,756 (111.1%) in the nine months ended September 30, 2002 as compared to the same period in 2001. The increase in loan income resulted from an increase in total loan balances outstanding of $20.2 million from the period ended September 30, 2001 to $52.4 million for the period ended September 30, 2002, a growth of $32.2 million (159.4%). This was partially offset by a lower interest rate environment.

Total interest expense increased $174,615 (32.0%) from $545,061 for the nine months ended September 30, 2001 to $719,676 for the nine months ended September 30, 2002. Interest expense increase was primarily the result of an increase in interest bearing deposit account balances to $68.7 million at September 30, 2002 from $54.9 million at September 30, 2001.

Total interest expense increased $87,912 (52.4%) from $167,678 for the three months ended September 30, 2001 to $255,590 for the three months ended September 30, 2002. The growth in interest bearing deposit accounts accounted for the increase.

OPERATING EXPENSES

The results for the periods ended September 30, 2001, represented in this filing do not include financial data as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Operating expenses for the nine month period increased by $960,111, or 43.9% from $2,187,440 at September 30, 2001 to $3,147,551 at September 30, 2002. The increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulted primarily from increases in expenses related to the PAB acquisition and the conversion of the two loan production offices to full service banking branches. There was an increase in salaries and employee benefits of $476,404 (43.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due primarily to an increase in staffing as the result of the acquisition and severance payments to individuals also as a result of the acquisition. To achieve economies of scale available through the acquisition, three persons were terminated with severance payments totaling $125,000. Occupancy and equipment expenses increased $46,269 (13,2%) from $349,418 at September 30, 2001, to $395,687 at September 30, 2002 due to the PAB acquisition and subsequent data and item processing conversion. Other uncategorized expenses have increased $254,912 (88.9%) from $286,631 at September 30, 2001, to $541,543 at September 30, 2002, due primarily to the acquisition and data processing conversion.

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

     RESERVE ALLOCATION AT September 30, 2002

Allowance – Domestic	$660,969
Allowance – Foreign	0
Allowance – Unallocated	0

Total Allowance For Loan & Lease Loss	$660,969

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $660,969 at September 30, 2002. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank’s allowance for loan and credit losses was analyzed and deemed to be adequate at September 30, 2002 an additional provision was expensed during the first nine months of 2002 to maintain the reserve at an adequate level as the result of loan growth and economic conditions.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ended September 30, 2002 and 2001 because the results of operations do not presently provide evidence that the net operating losses available for carry-forward will be exceeded in the near future.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

The Company initiated a confidential private offering memorandum dated June 15, 2002, pursuant to SEC Rule 506 of Regulation D. The Offering is for a maximum of 5 million Units on a best efforts basis. Each Unit is offered at a price of $1.00 and consists of one share of common stock at $0.65, one warrant at $0.20 with a five year term exercisable at $0.80 per share and a second warrant at $0.15 per share with a three year term exercisable at $0.70 per share. The minimum purchase is 25,000 Units and the maximum purchase is capped at no greater than 9.9% of the outstanding common shares. As of September 30, 2002 the company sold 1,066,000 units existing of 1,066,000 shares of common stock and 2,132,000 warrants at an aggregate price of $1,066,000. Franklin National Financial Group, LLC. is the placement agent for the company in connection with this offering. The company made the offering in reliance upon the expectations from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the Securities and Exchange Commission for sales by an issuer solely to accredited investors and not involving any public offering.

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

99.0      Additional Exhibits — N/A

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

November 18, 2002		PANAMERICAN BANCORP By: s/ Michael E. Golden

	Name: Title:	Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature		Title	Date

s/ Michael E. Golden Michael E. Golden	(i)	Principal Executive Officer: Chief Executive Officer	November 18, 2002

s/ Alfredo M. Barreiro Alfredo M. Barreiro	(ii)	Principal Accounting and Financial Officer: accounting officer	November 18, 2002
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

10.7      Executive Employment Agreement dated April 1, 2000, between Harold L. Connell and Southern Security Bank Corporation (7)

10.8      Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

10.9      Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 — (9)

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

99.0      Additional Exhibits — N/A

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