Form 10QSB/A
period 2002-09-30
PANAMERICAN BANCORP
filed 2003-03-31
CIK 1042521

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the November 13, 2002 (latest practicable date):

                         Common Stock: 24,912,210 shares

    Transitional Small Business Disclosure Format (check one): YES [ ]; NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2002 and December 31, 2001



ASSETS                             September 30, 2002         December 31, 2001
                                       (Unaudited)                 (Note)
                                    ----------------          -----------------

Cash and due from banks              $  3,998,475              $  7,651,401

Federal Funds sold                      8,559,000                 1,951,000
                                     ------------              ------------
Total cash and cash equivalents        12,557,475                 9,602,401

Securities held to maturity                 7,876                    20,830

Securities available for sale          13,762,023                 6,880,734

Federal Reserve Bank stock, at cost       273,000                   208,600

Loans and Leases                       52,367,564                45,034,445

  Less:  Allowance for Loan Losses       (660,969)                 (513,601)
                                     ------------              ------------

Loans and Leases, net                  51,706,595                44,520,844

Premises and equipment                  1,397,343                 1,265,759

Real estate owned & repo's                      0                    84,535

Accrued interest receivable               177,965                   219,716

Goodwill                                1,953,540                 1,953,540

Other assets                              354,980                   871,562
                                     ------------              ------------
Total Assets                         $ 82,190,797              $ 65,628,521
                                     ============              ============

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

September 30, 2002 and December 31, 2001


LIABILITIES                               September 30, 2002   December 31, 2001
-----------                               ------------------   -----------------
Liabilities                                   (Unaudited)          (Note)

  Noninterest bearing deposits               $ 17,334,085        $ 14,913,265

  Interest-bearing deposits                    51,391,355          39,996,816
                                             ------------        ------------
     Total deposits                            68,725,440          54,910,081

  Federal funds purchased                               0                   0

  Repurchase agreements                         5,414,202           3,554,148

  Notes Payable                                   250,000             500,000

  Other liabilities                               607,758             638,703
                                             ------------        ------------
     Total liabilities                         74,997,400          59,602,932
                                             ------------        ------------
  Commitments and Contingencies                         0                   0

  Minority interest in subsidiary                  22,255              17,596
                                             ------------        ------------
  Stockholders' equity

    Preferred Stock                                     0                   0
      (Authorized: 5,000,000; Outstanding: 0)

    Common Stock                                  249,122             217,048
      (Authorized: 100,000,000; Outstanding:
         September 30, 2002 24,912,210;
         December 31, 2001 21,704,838)



  Capital Surplus                              14,995,628          13,284,125

  Accumulated deficit                           8,096,346          (7,497,826)
                                             ------------        ------------
                                                7,148,404           6,003,348
  Accumulated other comprehensive
   income (loss)                                   22,738               4,645
                                             ------------        ------------
    Total stockholders' equity                  7,171,142           6,007,993
                                             ------------        ------------
    Total liabilities & stockholders'
     equity                                  $ 82,190,797        $ 65,628,521
                                             ============        ============

See Notes to Consolidated Condensed Financial Statements
Note: Information taken from audited financial statements as of that date.

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Nine Months Ended September 30, 2002 and 2001


                                              September 30, 2002     September 30, 2001
                                              ------------------     ------------------
Interest Income:
    Interest and fees on loans                    $  2,709,076           $  1,283,320
    Interest and dividends on securities               203,929                266,095
    Interest on federal funds sold &
         repurchase agreement                           72,386                162,745
                                                  ------------           ------------
                                                     2,985,391              1,812,160
                                                  ------------           ------------
  Interest Expense:
    Deposits                                           663,098                490,951
    Other                                               56,578                 54,110
                                                  ------------           ------------
                                                       719,676                545,061
                                                  ------------           ------------
       Net interest income                           2,265,715              1,267,099
Provisions for loan and lease losses                   147,000                      0
                                                  ------------           ------------
       Net interest income after
        provision for loan and lease
        losses                                       2,118,715              1,267,099
                                                  ------------           ------------
Other Income:
    Service charges on deposit accounts                427,803                124,000
    Securities gains (losses), net                           0                 25,730
    Other                                                1,668                 19,452
                                                  ------------           ------------
        Total other income                             429,471                169,182
                                                  ------------           ------------
Operating Expenses:
     Salaries and employee benefits                  1,583,519              1,107,115
     Occupancy and equipment                           395,687                349,418
     Data and item processing                          365,753                314,335
     Professional Fees                                 171,793                 97,204
     Insurance                                          89,256                 32,737
     Other                                             541,543                286,631
                                                  ------------           ------------
       Total operating expenses                      3,147,551              2,187,440
                                                  ------------           ------------
       Income (loss) before minority
       interest in net income (loss) of
       subsidiary                                     (599,365)              (751,159)

  Minority interest in net (income)
         loss of subsidiary                                845                  1,603
                                                  ------------           ------------
       Net Income (loss)                          $   (598,520)          $   (749,559)
                                                  ============           ============
       Basic earnings (loss) per share            $      (0.03)          $      (0.04)
                                                  ============           ============
       Diluted earnings (loss) per share          $      (0.03)          $      (0.04)
                                                  ============           ============
  Weighted average number of common
         Shares, basic and dilutive                 22,986,635             19,234,122
                                                  ============           ============

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended September 30, 2002 and 2001


                                               September 30, 2002      September 30, 2001
                                               ------------------      ------------------
Interest Income:
    Interest and fees on loans                    $    906,877           $    424,498
    Interest and dividends on securities                90,634                146,564
    Interest on federal funds sold &
         repurchase agreement                           20,051                 38,576
                                                  ------------           ------------
                                                     1,017,562                609,638
                                                  ------------           ------------
  Interest Expense:
    Deposits                                           235,956                148,098
    Other                                               19,634                 19,580
                                                  ------------           ------------
                                                       255,590                167,678
                                                  ------------           ------------
       Net interest income                             761,972                441,960
Provisions for loan and lease losses                    32,000                      0
                                                  ------------           ------------
       Net interest income after
           provision for loan and
           lease losses                                729,972                441,960
                                                  ------------           ------------
Other Income:
    Service charges on deposit accounts                163,129                 41,483
    Securities gains (losses), net                           0                 26,737
    Other                                               (5,195)                 8,411
                                                  ------------           ------------
        Total other income                             157,934                 76,631
                                                  ------------           ------------
Operating Expenses:
     Salaries and employee benefits                    388,394                371,093
     Occupancy and equipment                           179,204                126,371
     Data and item processing                          101,944                223,530
     Professional Fees                                  25,846                 26,583
     Insurance                                          31,035                 11,479
     Other                                              98,829                 96,957
                                                  ------------           ------------
       Total operating expenses                        825,252                856,013
                                                  ------------           ------------
       Income (loss) before minority
       interest in net income (loss) of
       subsidiary                                       62,654                337,422

  Minority interest in net (income) loss
         Of subsidiary                                    (537)                   823
                                                  ------------           ------------
       Net Income (loss)                          $     62,117           $   (336,599)
                                                  ============           ============
       Basic earnings (loss) per share            $       0.00           $      (0.02)
                                                  ============           ============
       Diluted earnings (loss) per share          $       0.00           $      (0.02)
                                                  ============           ============
  Weighted average number of common
         Shares, basic and dilutive                 24,720,189             19,037,858
                                                  ============           ============

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30, 2002 and 2001


                                                    September 30, 2002     September 30, 2001
                                                    ------------------     ------------------
Cash Flows from Operating Activities
  Net Income (loss)                                    $   (598,520)          $   (749,556)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Net accretion on securities                             (28,181)                (4,373)

    Provision for loan and lease losses                     147,000                      0

    Depreciation and amortization                           175,833                 73,950

    Securities (gains) losses, net                                0                (25,730)

    Minority interest in net income (loss)
         of subsidiary                                         (845)                (1,603)

    (Increase) decrease in accrued interest
         receivable                                         (41,751)                30,503

    (Increase) decrease in other assets                     875,948                (73,661)

    (Increase) decrease of other real
         estate owned                                        84,535                      0


    Increase (decrease) in other
         liabilities                                        (30,945)              (215,543)
                                                       ------------           ------------
        Net cash provided by (used in)
              operating activities                          666,576               (966,013)
                                                       ------------           ------------
Cash Flows from Investing Activities
  Net cash flows from securities                         (7,156,774)            (7,079,241)

  (Purchase) Sale of Federal Reserve Bank/
         Federal Home Loan Bank stock                       (64,400)                     0

  Loan originations & principal collections
         on loans - net                                  (7,357,404)            (3,917,021)

  Proceeds from sale of other real estate & repos                 0                      0

  Purchase of premises and equipment - net                 (307,417)              (112,910)

  Increase (Decrease) in minority interest                    5,503                 (4,632)
                                                       ------------           ------------
      Net cash provided by (used in)
              investing activities                      (14,880,492)           (11,113,304)
                                                       ------------           ------------

Cash Flows From Financing Activities
Net increase (decrease) in federal funds
  purchased and securities sold under
  repurchase agreements                                   1,860,054              1,505,759

  Net increase (decrease) in deposits                    13,815,359              3,744,650

  Net increase (decrease) in notes payable                 (250,000)                     0

  Net Proceeds from issuance of stock                     1,743,576              1,047,741

                                                       ------------           ------------
    Net cash provided by (used in)
              Financing activities                       17,168,989              6,298,150
                                                       ------------           ------------

    Net increase (decrease) in cash and
         Cash and equivalents                             2,955,073             (5,781,667)

Cash and cash equivalents, Beginning                      9,602,401              9,890,620
                                                       ------------           ------------

Cash and cash equivalents, Ending                      $ 12,557,474           $  4,108,953
                                                       ============           ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                                          Subscribed                 Accumulated
                                                                           But not                      Other
                                       Common Stock          Paid-In       Issued      Accumulated   Comprehensive
                                   Shares       Amount       Capital       Shares       (Deficit)       Income          Total
                                 ----------   -----------   -----------   ----------   -----------   -------------  ----------
Balance, January 1, 2001         17,967,029   $   179,670   $11,234,570           --   $(6,383,302)  $     8,893    $ 5,039,831
   Net loss                              --            --            --           --      (749,556)           --       (749,556)
   Other Comprehensive income,
    net of tax: Change in
    unrealized gain (loss)
    on securities available
    for sale                             --            --            --           --            --        (1,301)        (1,301)
  Issuance of stock               1,659,621        22,056     1,721,520           --            --            --      1,743,576
  Less subscriptions not paid
    For and shares not issued      (346,500)     (346,500)
                                -----------   -----------   -----------  -----------   -----------   -----------    -----------
  Balance September 30, 2001     19,626,650   $   201,726   $12,956,090     (346,500)  $(7,132,852)  $     7,592    $ 5,686,050
                                ===========   ===========   ===========  ===========   ===========   ===========    ===========

                                                                                        Accumulated
                                                                                           Other
                                        Common Stock         Paid-In     Accumulated    Comprehensive
                                    Shares       Amount      Capital      (Deficit)        Income           Total
                                  ---------     --------    ----------   ------------   -------------    -----------
Balance, January 1, 2002          21,704,838   $   217,048   $13,284,125   $(7,497,826)   $     4,645   $ 6,007,993
   Net loss                               --            --            --      (598,520)            --      (598,520)
   Other Comprehensive income,
    net of tax: Change in
    unrealized gain (loss)
    on securities available
    for sale                              --            --            --            --         18,093        18,093
  Issuance of stock                3,207,372        32,074     1,711,502            --             --     1,743,576
                                 -----------   -----------   -----------   -----------    -----------   -----------
  Balance September 30, 2002      24,912,210   $   249,122   $14,995,628   $(8,096,346)   $    22,738   $ 7,171,142
                                 ===========   ===========   ===========   ===========    ===========   ===========


See Notes to Consolidated Condensed Financial Statements

PANAMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED



Nine Months Ended September 30                                 2002                 2001
------------------------------                              ---------            ----------
Net loss                                                    $(598,520)            $(749,556)

Other comprehensive loss:

  Change in unrealized gain (loss) on securities               18,093                 7,592
         Available for sale
                                                            ---------             ---------
Comprehensive loss                                          $(580,427)             (741,964)
                                                            ---------             ---------



Three Months Ended September 30                                2002                2001
-------------------------------                             ---------            ---------
Net loss                                                    $  62,117            $ 336,599)

Other comprehensive loss:

  Change in unrealized gain (loss) on securities               18,273                8,893
         Available for sale
                                                            ---------            ---------
Comprehensive loss or gain                                  $  80,390             (327,706)
                                                            ---------            ---------



See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of PanAmerican Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All material intercompany balances and transactions have been eliminated.

The Company is a bank holding company regulated by the Federal Reserve that owns 99.78% of the outstanding capital stock of PanAmerican Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

Following is information about the computation of earnings per share data for the periods ended September 30, 2002 and 2001.

                                                                       Per-Share
                                        Numerator       Denominator     Amounts
                                       ----------        ---------       -------
Nine Months Ended September 30, 2002
-----------------------------------
Net Profit (loss)                      $ (598,520)

Basic and diluted earnings per share,
income available to common
shareholders                           $ (598,520)      22,986,635       $(0.03)
                                       -----------      ----------       -------

Three Months Ended September 30, 2002
-----------------------------------
Net Profit (loss)                      $    62,117
Basic and diluted earnings per share,
income available to common
shareholders                           $    62,117      24,201,543         $0.00
                                       -----------      ----------       -------



Nine Months Ended September 30, 2001
------------------------------
Net Profit (loss)                      $ (749,556)

Basic and diluted earnings per share,
income available to common
shareholders                            $(749,556)      19,234,122       $(0.04)
                                        ----------      ----------       -------

Three Months Ended September 30, 2001
------------------------------
Net Profit (loss)                      $ (336,599)

Basic and diluted earnings per share,
income available to common
shareholders                            $(336,599)      19,626,350       $(0.02)
                                        ----------      ----------       -------

Options to purchase 1,811,344 shares at September 30, 2002 and 1,161,298 shares at September 30, 2001 and subscriptions for the purchase of 546,000 shares at September 30, 2001, have not been included in the computation of diluted earnings per share for September 30, 2002 and 2001 because their inclusion would have been antidilutive as a result of losses being reported for these periods.

Note 2. ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

    Nine Months Ended September 30             2002             2001
    ------------------------------         -----------       -----------
    Balance, beginning of year             $   513,601       $   398,992
    Total charge-offs                          (24,284)         (134,141)
    Recoveries                                  24,652            33,893
    Provision for loan & lease losses          147,000                 0
                                           -----------       -----------
    Allowance balance at end of period     $   660,969       $   298,744
                                           ===========       ===========

   Total loans and discount                $52,367,565       $20,162,019

   Allowance to total loans and discount          1.26%             1.48%



Note 3. CAPITAL ADEQUACY


                                                                       For Capital Adequacy
September 30, 2002                                                     Purposes Under Prompt
PanAmerican Bank                                        Bank        Corrective Action Provisions
-----------------------------                          ------       ----------------------------
Total Risk-Based Ratio:
        Tier 2 Capital + ALLL          5,957,000
                                      ----------
       Risk Weighted Assets           55,272,000 =       10.78%                > 8.00%

Tier 1 Risk-Based Ratio:
       Tier 1 Capital                  5,280,000
                                       ---------
       Risk Weighted Assets           55,272,000 =       9.55%                > 4.00%

Tier 1 Leverage Ratio:
       Tier 1 Capital                  5,280,000
                                       ---------
       Average Quarterly Assets       73,795,000 =       7.15%                > 4.00%


Note 4. BANK ACQUISITION

On December 31, 2001, PanAmerican Bancorp and its subsidiary bank, Southern Security Bank (SSB) completed the acquisition of the Assets and Liabilities of PanAmerican Bank (PAB), 2770 SW 27 Avenue Miami, Florida in accordance with the Asset Purchase Agreement between PanAmerican Bank, the Company and SSB.

PAB operated one full service banking office located in Miami, Miami-Dade County, Florida which was reopened as SSB's Grovegate Branch. The assets included cash, loans, the bank name and securities and the liabilities consisted principally of deposits. PAB owned the land and building on which the banking office is located and these assets were also acquired.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank ("Bank") for the nine month period ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available-for-sale investments, increased by $13.5 million to $22.3 million at September 30, 2002, from $8.8 million at December 31, 2001. This increase in short-term investments is the result of increased deposits of $13.8 million since December 31, 2001.

The Company's total loans receivable increased by $7.4 million or 16.3%, to $52.4 million at September 30, 2002, from $45.0 million at December 31, 2001. The increase in these earning assets were the result of additional loan activity from the branches.

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


    Interest Bearing Deposits at September 30, 2002

        NOW Accounts               $   5,879,888
       Money Market Accounts          26,017,203
       Savings Accounts                1,840,718
       CD's Under $100M                9,932,573
       CD's $100M and more             7,720,974
                                   -------------
                                   $  51,391,355
                                   =============

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

The Company had $84,535 in other real estate or repossessed assets at December 31, 2001 and None at September 30, 2002.


                                                 September 30, 2002     December 31,  2001
                                                 ==================      =================
   Classified Loans & Discount                    $       266,246         $       207,853
   Other Real Estate Owned & Repossessions                      0                 348,000
                                                  ------------------      -----------------
         Total Classified and Other                       266,246                 555,853
                                                  ==================      =================

   Percent Classified and Other / Total Loans                0.51%                   1.23%

   Gross Loans & Discount                         $    52,367,564         $    45,034,445


In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

CAPITAL

The Company's total stockholders' equity was $7,171,143 at September 30, 2002, an increase of $1.2 million, or 19.4%, from $6,007,993 at December 31, 2001. The increase is due primarily to a capital infusion from a private offering in initiated in 2002.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification are also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

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

Bank Capital Ratios            September 30, 2002   December 31, 2001   Adequate
-------------------            ------------------   -----------------   --------
Total risk-weighted capital:        10.78%               10.14%          > 8.00%
Tier I risk-weighted capital:        9.55%                9.01%          > 4.00%
Tier 1 Leverage:                     7.15%               11.29%          > 4.00%

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

The Company's liquidity at September 30, 2002, consisted of $12.6 million in cash and cash equivalents and $13.8 million in available-for-sale investments, for a total of $26.4 million, compared with a total of $16.5 million at year-end 2001, an increase of approximately $9.9 million (60.0%).


RESULTS OF OPERATIONS

The results for the periods ended September 30, 2001, represented in this filing do not include financial data of the acquired Bank as this date precedes the December 31, 2001 PAB asset and liability acquisition.

Comparison of results in this section are for the nine month period ended September 30, 2002 and 2001. The net loss recognized for the nine months ended September 30, 2002 was $598,520 compared to a loss of $749,559 for the nine month period ended September 30, 2001. This was a positive change of $151,039. Earnings for the nine months as compared to the same period last year were primarily impacted by an increase of net interest income of 78.8% offset by an increase of 43.9% in total operating expenses.

The net profit recognized for the three months ended September 30, 2002 was $63,499 compared to a loss of $336,599 for the three month period ended September 30, 2001. This was a positive change of $400,098. Earnings for the three months as compared to the same period last year were primarily impacted by an increase in interest income and in deposit account service charges.


NET INTEREST INCOME

The results for the periods ended September 30, 2001, represented in this filing do not include financial data of the acquired Bank as this date precedes the December 31, 2001 PAB asset and liability acquisition.

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

Income from interest earning investments, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock decreased by $152,525 from $428,840 for the nine month period ended September 30, 2001, to $276,315 for the nine month period ended September 30, 2002, due primarily to a decrease in the rates received on such investments. Interest and fees on loans increased by $1,425,756 (111.1%) in the nine months ended September 30, 2002 as compared to the same period in 2001. The increase in loan income resulted from an increase in total loan balances outstanding from$20.2 million at September 30, 2001 to $52.4 million at September 30, 2002, a growth of $32.2 million (159.4%). This was partially offset by a lower interest rate environment.

Total interest expense increased $174,615 (32.0%) from $545,061 for the nine months ended September 30, 2001 to $719,676 for the nine months ended September 30, 2002. Interest expense increase was primarily the result of an increase in interest bearing deposit account balances to $68.7 million at September 30, 2002 from $54.9 million atDecember 31, 2001.

Total interest expense increased $87,912 (52.4%) from $167,678 for the three months ended September 30, 2001 to $255,590 for the three months ended September 30, 2002. The growth in interest bearing deposit accounts accounted for the increase.

OPERATING EXPENSES

The results for the periods ended September 30, 2001, represented in this filing do not include financial data of the acquired Bank as this date precedes the December 31, 2001 PAB asset and liability acquisition.

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

 RESERVE ALLOCATION AT September 30, 2002

        Allowance - Domestic                   $   660,969
        Allowance - Foreign                              0
        Allowance - Unallocated                          0
        --------------------------------------------------
        Total Allowance For Loan & Lease Loss  $   660,969

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

                                               PANAMERICAN BANCORP




March 31, 2003                                 By: /s/ Michael E. Golden
                                               ---------------------------------
                                               Name:  Michael E. Golden
                                               Title: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                               Title                          Date
---------                               -----                          ----

(i) Principal Executive Officer:    Chief Executive Officer       March 31, 2003

/s/ Michael E. Golden
---------------------
Michael E. Golden

(ii) Principal Accounting and       Accounting Officer            March 31, 2003
     Financial Officer:             (Chief Financial Officer)


/s/ Alfredo M. Barreiro
-----------------------
Alfredo M. Barreiro

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