Form 10KSB
period 2002-12-31
PANAMERICAN BANCORP
filed 2003-03-31
CIK 1042521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission File Number: 0-22911

                               PANAMERICAN BANCORP
             (Exact name of registrant as specified in its charter)

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

                               Title of each class
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for the most recent fiscal year $4,719,309.

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - As of December 31, 2002, there was no public market for the registrant's common equity. Based solely upon the offering price in certain private sales of the registrant's common equity made within the last 90 days, the approximate market value of common equity held by non-affiliates as of March 1, 2003 would have been $9,144,704. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant's outstanding common stock have been deemed to be affiliates. The number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2003 is as follows: Common Stock 26,092,210 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

PanAmerican Bancorp (the "Holding Corporation" or the "Company") is a bank holding company that at December 31, 2002, owned 99.89% of outstanding capital stock of PanAmerican Bank (the "Bank" or "PanAmerican"). The Bank changed its name from Southern Security Bank to PanAmerican Bank in January 2002. The name PanAmerican Bank was acquired in the asset purchase described below. The Holding Corporation is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals.

The Holding Corporation is located at 3475 Sheridan Street Hollywood, Florida 33021. Its telephone number is (954) 985-3900. The Bank's main office is located at 3475 Sheridan Street, Hollywood, Florida 33021-3607. Its telephone number is
(954) 985-3900.

HISTORICAL DEVELOPMENT

The predecessor of the Holding Corporation was incorporated under the laws of Florida on April 8, 1992 under the name PCM Acquisition Group, Inc ("PCM"). PCM was reorganized under Florida law under the name Southern Security Bank Corporation, ("SSBC") on June 28, 1993, for the purpose of acquiring control of the Bank, which was then known as Florida First International Bank. The Holding Corporation completed the acquisition of the Bank on December 16, 1993 (the "Acquisition") through the purchase of 96.6% of its outstanding common stock. Subsequent to the date of Acquisition in 1993, the name of the Bank was changed to Southern Security Bank and on January 18, 2002 was changed to PanAmerican Bank. Southern Security Bank Corporation changed its name to PanAmerican Bancorp in August 2002.

On November 10, 1997, PanAmerican merged (the "Merger") with Southern Security Financial Corporation, a Delaware corporation ("SSFC"), with the Holding Corporation being the surviving corporation under the name Southern Security Bank Corporation. Prior to the Merger, SSFC had 279 shareholders of record, no substantial assets and no operating history. The Class A Common Stock of SSFC was registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on September 29, 1997. The Merger was effected for the purpose of placing the Holding Corporation in a posture to aid in the eventual development of a trading market in its Common Stock through: (i) registering the Class A Common Stock under the Exchange Act; (ii) increasing the number of stockholders; and (iii) reincorporating the Holding Corporation under the law of Delaware.

On December 31, 2001, SSFC and the SSBC completed the acquisition of the assets and liabilities of PanAmerican Bank ("PanAm"), 2770 SW 27 Avenue, Miami, Florida. PanAm operated one full service banking office in Miami-Dade County, Florida, which was reopened as the Bank's Grovegate Branch. The assets acquired included cash, loans, the bank name and securities consisting principally of deposits. SSFC paid $4.5 million in cash from its cash on hand and 1,025,000 shares of its common stock for PanAm.

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

The Bank has an established correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the Bank's operations.

MARKET AREA

The Bank has three full-service banking offices. The Bank considers its primary market and service area to be Broward, Miami-Dade and Palm Beach Counties. The population of Hollywood, where the main office is located, is approximately 140,000, with 60,000 households, and a civilian labor force of 70,000. The Bank has a full service banking office in Miami, Florida. The city of Miami has a population of approximately 375,000 and 134,000 households. Hispanics represent 70 percent of the city of Miami's total population. Boca Raton, where the Bank has one full service banking office, has a population of approximately 75,000, with 31,000 households, and a total civilian labor force of 37,000.

The Bank has also received regulatory approval to operate an International Banking Facility (IBF). IBF's are entitled to obtain demand and time deposits which are not insured by the FDIC. An IBF is also authorized to extend credit. Customers of an IBF are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories.

EMPLOYEES

The Holding Corporation leases all officers and employees through Oasis Outsourcing, Inc., a professional employer organization. There are two employees at the Holding Corporation level and 26 full time employees at the Bank level. The employees are provided with group life, health, major medical insurance, and long term disability. None of the leased employees of the Holding Corporation or the Bank are represented by any collective bargaining units. The Holding Corporation considers its employee relations to be good.

ENVIRONMENTAL LIABILITIES

Management of the Holding Corporation is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of PanAmerican.

SEASONAL ASPECTS

Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions.

COMPETITION

PanAmerican operates in a competitive environment, where it must compete with numerous other financial entities. In one or more aspects of its business, PanAmerican competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in PanAmerican's market area. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Competition for loans emanates from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in PanAmerican's market area offer certain services, such as trust, investment and full service international banking, which PanAmerican does not offer. To compete, the Bank relies upon competitive products and services, responsive handling of customer needs, and personal contacts by its officers, directors and staff. In those instances where PanAmerican is unable to provide services a customer needs, it seeks to arrange for those services to be provided by other banks with which it has correspondent relationships.

Certain bank holding companies are authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks are permitted to merge with banks organized under the law of other states. In addition, as of March 12, 2000, the federal law that restricted banks and securities firms from affiliating was repealed. These changes, together with economic developments in the United States, have lead to a period of consolidation in the banking industry, and may be expected to lead to even greater competition for PanAmerican and for PanAmerican to be placed in competition in the future with financial institutions with which it does not currently compete. As a result, PanAmerican may be expected to encounter intense competition within its market area for the foreseeable future.

INDUSTRY DEVELOPMENTS

Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial industry. Because of the uncertainty of the final terms and likelihood of passage of any proposed legislation, the Holding Corporation is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

TRANSACTIONS WITH AFFILIATES

The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Holding Corporation and its non-bank subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no bank may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such person's control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. There exists an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

SERVICES AND PRODUCTS

Commercial Loans. The primary lending focus of PanAmerican is to small and medium-sized businesses in a variety of industries. PanAmerican makes available to businesses a broad range of short and medium-term commercial lending products, including working capital lines (for financing inventory and accounts receivable), purchases of machinery and business expansion (including acquisition of real estate and improvements).

Commercial Mortgage Loans. PanAmerican makes commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. PanAmerican's commercial mortgage loans are secured by first liens on real estate, typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of three to seven years.

Consumer Lending. PanAmerican offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, lines of credit and other personal loans.

The Holding Corporation and the Bank maintain a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school and church activities.

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

The foregoing is a brief summary of certain statutes, rules, and regulations affecting the Holding Corporation and the Bank. Numerous other statutes and regulations have an impact on the operations of the Holding Corporation and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

LEGISLATIVE IMPACT

The operations of the Company and the Bank are affected by state and federal legislative changes and by policies of various regulatory authorities. Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals could have significant effects on the way in which the Holding Corporation and its subsidiary, and financial institutions in general, conduct their business, and could have significant effects on the Holding Corporation's operating results. The Holding Corporation cannot however, accurately predict what those effects would be.

ADOPTION OF GRAMM-LEACH-BLILEY ACT

The Gramm-Leach-Bliley Act of 1999 which is known as the Financial Services Modernization Act ("FSM Act"), significantly changed the regulatory structure and oversight of the financial services industry. The FSM Act repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. Management has no current plans to pursue these additional possibilities.

Management does not believe that the FSM Act has or will have an immediate positive or negative material effect on operations. However, the Act may have the result of increasing the amount of competition that we face from larger financial service companies, many of whom have substantially more financial resources than our Company, which may now offer banking services in addition to insurance and brokerage services.

The FSM Act imposed customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties receiving such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

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

Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located. The legislation resulted in a number of the Bank's competitor banks being purchased by large, out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of Florida and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of larger corporations, but concentrates its efforts on small and medium-size businesses, professionals and individuals. The Bank believes it has competed effectively in this market segment by offering quality, personalized service. It is management's intention to remain a locally based, independent, Florida Bank.

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

Under regulatory guidelines as of December 31, 2002, the Bank is "Well-Capitalized" and, therefore, exceeds the "Adequately-Capitalized" standard required to participate in interstate affiliations with out-of-state banks and bank holding companies.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING

The Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At PanAmerican's most recent evaluation during 1999, the Federal Reserve Board rated the Bank "Satisfactory" in complying with its CRA obligations.

MONETARY POLICY

The earnings and growth of the Holding Corporation and the Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Holding Corporation cannot be predicted.

CAPITAL ADEQUACY

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FRB. The FRB requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. Under the FRB's leverage capital requirement, state member banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum leverage ratio of not less than 4%. As of December 31, 2002, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

LOANS

Lending activities include originating secured and unsecured loans and lines of credit, and providing cash management services to a variety of businesses. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan may be substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on mortgage loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan market rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan market rates.

Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors, previous and present customers of the Bank and business acquaintances, and walk-ins. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. On mortgage loans, an appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Florida.

Nonperforming Assets and Delinquencies. When a loan borrower fails to make a required payment when due, the Bank initiates collection procedures in which mail notices are generated. Attempts to contact the borrower by telephone or letter generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan is brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish
(i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

The board of directors of the Bank is informed on a monthly basis as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned ("OREO"), if real estate, or in other assets, if other property, until they are sold. When property is acquired it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs.

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

ALLOWANCE FOR LOAN LOSSES

The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank increase significantly its allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank, and therefore the Company's financial condition and results of operations.

INVESTMENT ACTIVITIES

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. As a FRB member bank, the Bank is required to maintain an investment in FRB stock. The Bank is required under state and federal regulations to maintain a minimum amount of liquid assets.

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

A committee consisting of Bank officers and directors determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Bank's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have low risk capital weighting.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources.

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

The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, the Bank believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than a specified percentage of its net withdrawable deposit accounts. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 2002, exceeded the regulatory requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

FEDERAL AND STATE TAXATION

Federal Taxation: The Holding Corporation and the Bank report their income on a fiscal year, consolidated basis, utilizing the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed in management's discussion and analysis..

The following discussion of state tax matters is intended only as a summary and does not purport to be a comprehensive description of the state tax rules applicable to the Bank or the Company. Neither entity has been audited by the IRS in the last five years.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

The Holding Corporation's headquarters are located at 3475 Sheridan Street Hollywood, Florida 33021 while its mailing address is P.O. Box 6699 Hollywood, Florida 33081-6699. The Bank's main office is also located at the PanAmerican Bank Building 3475 Sheridan Street, Hollywood, Florida 33021-3607. At that location, the Company leases 5,212 square feet of space for its banking and office requirements under a lease which runs until December 31, 2003. The Bank's Boca Raton office, which has 1,200 square feet of office space and is located at 369 East Palmetto Park Road Boca Raton, Florida, is leased on a month to month basis. The Bank owns the Grovegate banking office located at 2770 SW 27 Avenue Miami, Florida, and uses all of the approximately 5,000 square feet of space in this building.

Management believes that each of its facilities is adequate and well suited to its current operations with the exception of the Boca Raton office. As of March 17, 2003, the Bank relocated its previous Boca Raton office to 1200 North Federal Highway, Boca Raton, Florida 33431.

                            ITEM 3. LEGAL PROCEEDINGS

The Holding Corporation and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending proceeding against the Holding Corporation or the Bank which, if determined adversely, would have a material effect on the business or financial position of either entity.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Holding Corporation held its Annual Meeting of Shareholders at the Corporate Office, 3475 Sheridan Street Hollywood, Florida, on December 18, 2002 to elect directors. Of the total shares outstanding 73.8% either voted in person or by proxy.

A total of six Directors were to be elected at the meeting. The Board is classified into three groups of Directors that serve staggered terms of three years each. In accordance with the Holding Corporation's Certificate of Incorporation, which requires that the classes of its Directors be maintained as nearly equal as possible, the Board has designated that of the two new Directors elected during 2002, Nelson Famadas would be designated as a Class II Director and Michael Golden would be designated as a Class III Director. The Board's nominees for election are as follows:


       DIRECTOR                                  FOR           WITHHELD           ABSTAINED           REELECTED
       --------                                  ---           --------           ---------           ---------
       James F. Partridge                       94.7%              0.0%             5.3%                 Yes
       Timothy S. Butler                        26.9%             71.4%             1.7%                 No
       G. Carlton Marlowe                       25.9%             72.3%             1.7%                 No
       Alberto Valle                            94.7%              0.0%             5.3%                 Yes
       Michael Golden                           94.7%              0.0%             5.3%                 Yes
       Nelson Famadas                           94.7%              0.0%             5.3%                 Yes



At the Organizational Meeting following the Annual Meeting, the Directors nominated and elected two new Directors. Unanimously elected were Susan Jaramillo and Joseph Rey who will serve until the next Annual Meeting, at which time they will stand for reelection.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Effective in March 2003, the Holding Corporation's common stock became eligible for trading on the OTC Bulletin Board. Prior to this time, there was no public trading market for the common equity.

(b) On March 1, 2003 there were 556 holders of record of the Holding Corporation's common stock.

(c) Dividends. The Holding Corporation has not paid any dividends on its common stock since its inception and has no present intention of paying dividends to its shareholders in the foreseeable future. The Holding Corporation currently intends to reinvest earnings, if any, in the development and expansion of its business. A determination by the Board of Directors to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant. The ability of the Holding Corporation to pay dividends is subject to statutory restrictions on cash dividends applicable to corporations.

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

(d) Sales of unregistered securities. During the fiscal year ended December 31, 2002, the Holding Corporation sold the following securities without registration under the Securities Act of 1933:

The Holding Corporation initiated a confidential private offering memorandum dated June 15, 2002, pursuant to SEC Rule 506 of Regulation D. The Offering is for a maximum of 5 million Units on a best efforts basis. Each Unit is offered at a price of $1.00 and consists of one share of common stock at $0.65, one "A" warrant at $0.20 and one "B" warrant at $0.15. The "A" warrants have a five year term exercisable at $0.80 each and the "B" warrants have a three year term exercisable at $0.70 each. The minimum purchase is 25,000 Units and the maximum purchase is capped at no greater than 9.9% of the outstanding common shares. The placement agent for the Offering is Franklin National Financial Group, LLC, Boca Raton, Florida ("Franklin"). Michael Golden, a Director, the President, CEO and shareholder of the Company, was formally the Chairman of Franklin National Holding Corporation, the parent of Franklin, the placement agent with respect to this Offering. Mr. Golden resigned as of September 15, 2002, and his prior dual status was fully disclosed to the Company and Franklin, and both entities consented to Franklin's retention in connection with the Offering. Through March 1, 2003 the offering has resulted in the total subscription of 1,946,000 Units to 25 investors at an aggregate price of $1,946,000.

The Holding Corporation initiated a private offering on May 1, 2002, of up to 2,000,000 shares of its common stock at a price of $0.47 per share. The offering was made on a restricted basis to certain non-employee directors for the purpose of enabling the Holding Corporation to continue to meet capitalization ratios under regulatory guidelines. The Offering, which expired May 17, 2002, resulted in the total sale or subscription of 1,879,681 shares of common stock to five investors/directors at an aggregate price of $883,450. The Offering was conducted in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

During 2002, three directors of the Holding Corporation exercised a total of 261,691 options in exchange for common shares at an aggregate price of $80,200.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Holding Corporation from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Holding Corporation's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "estimates," "anticipates," and "plans" and similar expressions are intended to identify forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward, Miami-Dade and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to achieve and sustain profitability, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.

OVERVIEW

The Holding Corporation's principal asset is its ownership of a controlling interest in the Bank, which is a State of Florida chartered commercial banking company domiciled in Hollywood, Florida. The Bank, PanAmerican Bank, is a state chartered commercial bank regulated by the Florida Division of Banking and Finance, as its primary regulator. As the Bank is a member of the Federal Reserve System, the Bank's federal regulator is the Federal Reserve Bank of Atlanta.

The Holding Corporation's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 60% to 75%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 25% to 40%) is generally held in cash and invested in government guaranteed - investment grade securities.

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

OPERATING HISTORY

The Holding Corporation has focused its attention on adding branches and resources to grow the Bank, while maximizing asset quality. Management believes the Bank currently has high asset quality, and that the Bank's capital exceeds statutory guidelines. Management believes that the Bank currently has needs to grow its level of earning assets as they relate to operating expenses. Management is pursuing this strategy by increasing the level of earning assets (predominantly by increasing the loan portfolio) and increasing the level of capital in support of this growth. The Holding Corporation's board of directors may seek to raise additional capital through private offerings in the future.

The Bank has continued to focus on increasing net loans through developing new business relationships and intensifying marketing efforts. The efforts have resulted in an increase of net loans to $60.0 million as of December 31, 2002, from $44.5 million at December 31, 2001. Loan growth experienced was financed by a corresponding growth in the deposit base of the Bank, and by an infusion of new capital at the Bank level. Of the total net loans at December 31, 2001, $20.9 million were purchased in the PanAm transaction and the Bank separately increased its portfolio by $7.4 million during the year.

AVERAGE BALANCE SHEET. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

                               PanAmerican Bancorp
                         Average Balance Sheet Analysis


                                          Average      2002       Average      Average        2001      Average
                                          Balance    Interest   Yield/Rate     Balance      Interest   Yield/Rate
                                          -------    --------   ----------     -------      --------   ----------
Assets:                                     (Dollars in Thousands)
Interest-earning assets:
Investments (1)                         $ 10,021       $ 332     3.19%        $ 8,939         $  470        5.26%
Federal funds sold                         5,746         100     1.74           4,347            187        4.29
Loans receivable (2)                      51,247       3,657     6.59          19,309          1,717        8.89
                                          ------       -----     ----         -------         ------       ------
Total interest earning assets             67,014       4,089     6.10          32,595          2,374        7.28
Noninterest-earning assets                 7,612                                3,021
                                           -----                              -------
Total                                   $ 74,626                              $35,616
Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
NOW and money market accounts           $ 24,604       $ 375     1.52%        $11,076         $  195        1.76%
Savings accounts                           1,582          12      .74             844             10        1.18
Certificates of deposit                   19,983         622     3.11           7,984            422        5.28
Fed Funds Purchased and Securities
Sold Under Repurchase Agreement and        4,321          69     1.61           2,143             63        2.94
Other
Total interest-bearing liabilities        50,490       1,078     2.14          22,047            690        3.13
                                          ------       -----     ----         -------         ------       ------
Noninterest bearing liabilities           16,363                 3.96           8,144                       4.15
Stockholders' equity                       7,773                                5,425
                                           -----                              -------
Total                                   $ 74,626                              $35,616
Net Interest income and net yield                    $ 3,011     4.49%                       $ 1,684        5.17%
on interest-earning assets


--------------
(1)   Includes investment securities and Federal Reserve Bank stock.
(2)   Includes loans for which the accrual of interest has been suspended.

RATE/VOLUME ANALYSIS. The impact of the Bank's strategies can be seen in the table entitled Analysis of Changes in Interest Income and Interest Expense. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); (iii) change in rate/volume (change in rate multiplied by change in volume); and (iv) total change in rate and volume.

                               PanAmerican Bancorp
           Analysis of Changes in Interest Income and Interest Expense


                                                  2002 vs. 2001                          2001 vs. 2000
                                       Increase (Decrease) Attributable to     Increase (Decrease) Attributable to
                                       ------------------------------------    -----------------------------------
                                                             Rate/                                 Rate/
                                       Volume      Rate     Volume      Net      Volume    Rate    Volume      Net
                                       ------      ----     ------      ---      ------    ----    ------      ---
                                                             (Dollars in Thousands)
Interest Income on:
    Investments                       $    57     $(174)    $ (21)    $  (138)    $388    $ (42)    $ (81)    $ 265
    Federal funds sold                     60      (111)      (36)        (87)      15      (82)       (5)      (72)
    Loans receivable                    2,840      (339)     (561)      1,940      501     (198)      (67)      236
                                      -------     -----     -----     -------     ----    -----     -----     -----
         Total interest income on
         interest-earning assets        2,957      (624)     (618)      1,715      904     (322)     (153)      429
Interest expense on:
    NOW and money market accounts         238       (26)      (32)        180      103      (26)      (20)       57
    Savings accounts                        9        (4)       (3)          2        4       (3)       (1)        0
    Certificates of deposit               634      (173)     (261)        200      132      (16)       (6)      110
    Fed Funds Purchased and
        Securities
        Sold Under
     Repurchase Agreements                (52)      (52)       52         (52)       0      (53)       (0)      (53)
    Other                                 103        (4)      (41)         58       25       (5)      (17)        3
                                      -------     -----     -----     -------     ----    -----     -----     -----
         Total interest expense on
         interest-bearing
         liabilities                      932      (259)     (285)        388      264     (103)      (44)      117
                                      -------     -----     -----     -------     ----    -----     -----     -----
Increase (decrease) in net
         interest income              $ 2,025     $(365)    $(333)    $ 1,327     $640    $(219)    $(109)    $ 312
                                      =======     =====     =====     =======     ====    =====     =====     =====


RESULTS OF OPERATIONS

GENERAL. The Holding Corporation's net loss for the year ended December 31, 2002 was ($507,949) or $(.02) per share, diluted, compared to ($1,114,524) or $(.06)
per share, diluted, for the year ended December 31, 2001. The decrease in the net loss of $606,575 was primarily the result of increases in net interest income and noninterest income offset by increases in salaries and employee benefits, occupancy and equipment expenses, and data processing due to the merger as of December 31, 2001.

NET INTEREST INCOME. Net interest income totaled $3.0 million for the year ended December 31, 2002, as compared to $1.7 million for the year ended December 31, 2001, representing an increase of $1.3 million or approximately 43.3%. The change was primarily due to the increase in total average earning assets from 2001 to 2002, offset by declining average yields. The average yield/rate for interest-earning assets decreased to 6.10% during 2002 from 7.28% during 2001, while the average yield/rate of interest-bearing liabilities decreased to 2.14% during 2002 from 3.13 % during 2001 as presented in the prior two charts. The Bank's reduction in yields earned on interest earning assets and cost of funds on interest bearing liabilities was consistent with prevailing market trends.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 2002, the provision for loan losses was $233,00 compared to $0 for the year ended December 31, 2001. As of December 31, 2002 and 2001, the allowance for loan losses was 1.23% and 1.14 % of loans receivable at the end of the period. For more information on the allowance for loan losses, see "Financial Condition".

OTHER NONINTEREST INCOME. Total other income was approximately $630,000 during 2002 compared with $221,000 for 2001, which represents an increase of $409,000. The Bank experienced a significant increase in service charges due to the addition of PanAm accounts at the end of 2001. In addition, the Bank continued to evaluate the fee schedule for service charges, which had a positive impact on other income. The Bank also sold $28,113,778 of securities in 2002, resulting in a net gain of $30,000.

OTHER NONINTEREST EXPENSE. Salaries and employee benefits totaled $1,979,000 and $1,550,000 for 2002 and 2001 respectively, which represent an increase of $429,000. The increase is due to the increased number of employees as a result of the merger with PanAmerican in 2001. Total other expenses were $1,938,000 and $1,473,000 for 2002 and 2001, respectively, which represent an increase of $465,000, or 31.6%. The Bank opened two new branches in 2001, and the increased expense in 2002 was a result of the branches being fully operating for the entire year. In addition, data processing costs increased as a result of the increased transactions processed as a result of the Merger.

FEDERAL INCOME TAXES. At December 31, 2002, the Holding Corporation had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of $4,293,000 with specific amounts expiring each year from 2003 through the year 2022. No deferred tax asset has been recognized because the Holding Corporation's past results of operations do not indicate that it is more likely than not such net operating losses will be used in the future. Due to the limitations on the amount of losses that may be used in each year, as a result of changes in control, a significant portion of the losses will never be used.

FINANCIAL CONDITION

GENERAL. At December 31, 2002, total assets were $90.2 million compared to $65.6 million at December 31, 2001, representing an increase of $24.6 million or 37.5%. Management is committed to growing the balance sheet with quality assets that provide the appropriate yields. The following is a discussion of the significant fluctuations between the December 31, 2002 and 2001 balance sheets.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $12.1 million at December 31, 2002 compared to $9.6 million at December 31, 2001. The increase of $2.5 million or 26.0% was primarily the result of an increase in deposits of $25.2 million.

LOANS RECEIVABLE. Total loans were $60.0 million at December 31, 2002, an increase of $15.8 million or 35.5% from $44.5 million at December 31, 2001. This increase resulted primarily from increases in commercial and commercial real estate loan production. The increased production was offset by an increase in loans being paid in full. This was caused by the numerous reductions in key interest rate drivers by the federal government.

DEPOSITS. Total deposits were $80.1 million at December 31, 2002 compared to $54.9 million at December 31, 2001, representing an increase of $25.2 million or 45.9%. The increase is the result of an increased focus on generating new deposits and increasing the deposits in the relatively new branch locations.

NOTES PAYABLE. Notes payable was $250,000 at December 31, 2002 compared to $500,000 at December 31, 2001. The note was obtained during 2001 to assist in the financing of the Merger. The Holding Corporation made a payment of $250,000 on the note during 2002.

REPURCHASE AGREEMENTS. Repurchase agreements were $1.4 million at December 31, 2002 compared to $3.5 at December 31, 2001.

ASSET/LIABILITY MANAGEMENT. A principal objective of the Bank's asset/liability management strategy is to minimize the Bank's exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee ("ALCO") of the Bank that establishes policies and monitors results to control interest rate sensitivity.

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

Therefore, Bank management and the ALCO committee's strategy are to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered. The Bank's ALCO policy limits for GAP and the Bank's position with respect to various time traunches at December 31, 2002 are:

- Rate-Sensitive Assets (RSA)/Rate-Sensitive Liabilities (RSL) (0 to 365 days); the Bank is at .73
- RSA / RSL (0 to 90 days); the Bank is at .68
- RSA / RSL (91-365 days); the Bank is at 0.89

The Bank is in a negative GAP position at December 31, 2002. In evaluating the quantitative level of interest rate risk the Bank assesses the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

INTEREST RATE RISK. The Bank does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Bank does not intend to engage in such activities in the immediate future.

LOAN MATURITY SCHEDULE. The following schedule sets forth the time to contractual maturity of the Bank's loan portfolio at December 31, 2002. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.


                                                One Year          One to            Over
                                Total            or Less         Five Years       Five Years
                             ------------       -----------      -----------      -----------
Residential Real Estate      $  8,958,736       $   471,113      $   995,293      $ 7,492,330
Consumer                        2,914,720           674,657        2,066,979          173,084
Commercial                     17,411,400        11,770,440        4,232,671        1,408,289
Commercial Real Estate         31,339,661         1,525,362       13,674,192       16,140,107
Other                             251,366           251,366
                             $ 60,875,883       $14,692,938      $20,969,135      $25,213,810
Deferred loan costs               (91,690)
                              -----------
                             $ 60,784,193
                             ============

Fixed rate loans due after one year total are approximately $21.3 million and adjustable rate loans due after one year total are approximately $24.9 million. The trends illustrated in the above chart reflect managements continuing efforts to evaluate maturities and to increase floating rate earnings assets as opportunities are presented.

The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank's GAP position and, ultimately, its profitability.

SECURITIES PORTFOLIO. The Holding Corporation's investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following Table of Maturities of Investment Securities. The average yield/rate for the Holding Corporation's investment portfolio decreased to 3.19% in 2002 from 5.26% at December 31, 2001.

                               PanAmerican Bancorp
                       Maturities of Investment Securities
                                December 31, 2002


                    One Year or Less     Through Five Years     Through Ten Years      After Ten Years            Total
                   ------------------  ---------------------- --------------------- --------------------   -----------------------
                             Weighted               Weighted               Weighted             Weighted                  Weighted
                   Carrying   Average    Carrying    Average    Carrying    Average  Carrying    Average     Carrying     Average
                    Value      Yield      Value       Yield      Value       Yield     Value      Yield       Value         Yield
                   -------     ----    -----------  --------- ----------  ---------  --------   --------    -----------  ---------
                                                             (Dollars in Thousands)
Corporate Bonds:
Held to
  maturity              --       --             --       --    1,003,600     4.25           %       --        1,003,600     4.25%
Available
  for sale              --       --             --       --           --       --          --       --               --       --
Mortgage-backed
securities:
Held to
  maturity           4,912     7.58%            --                    --       --          --       --            4,912     7.58%
Available
  for Sale              --       --         80,149     6.75%          --       --          --       --           80,149     6.75%
U.S. government
agencies:
Held to
  Maturity          50,000     1.57%    11,973,204      3.6%          --       --     500,000      4.5%      12,523,204     3.64%
Available for
  sale
Mutual Funds
Total              $54,912     2.11%   $12,053,353     3.62%  $1,003,600     4.25%   $500,000      4.5%     $13,611,865     3.69%


ASSET QUALITY. The Bank's management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is other which includes overdrafts. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. The Holding Corporation routinely monitors these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

Displayed below are the percentages of the total loan portfolio as of December 31, 2002 and December 31, 2001:

          LOAN DISTRIBUTION                           2002         2001
          -----------------                           ----         ----
          Commercial & Industrial Loans                28%         25%
          Commercial Mortgage Loans                    52%         48%
          Residential Mortgage Loans                   15%         17%
          Consumer & Installment Loans                 5%          10%
          Other                                        0%           0%

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of the value of real estate property could have an adverse impact on the Holding Corporation's profitability. As part of the Bank's loan policy and loan management strategy, the Bank typically limits its loan-to-value ratio to a maximum of 50%-80% depending on the type of real property secured thereby. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

The Loan and Discount Committee of the board of directors of the Bank concentrates its efforts and resources and that of its senior management and lending officers on loan review and underwriting procedures and standards. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral, early detection of loan degradation, and regional economic conditions.

CLASSIFICATION OF ASSETS. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan/receivable contract. It is the Bank's policy to discontinue the accrual of interest income and classify loan(s)/asset(s) as non-accrual when principal or interest is past-due 90 days or more and/or the loan is not properly/adequately collateralized, or if in the belief of Bank management principal and/or interest is not likely to be paid accordance with the terms of the obligation/documentation. As of December 31, 2002, delinquent loans greater than 30 and less than 90 days totaled $1,084,921; and classified loans totaled $466,374.

NON-PERFORMING ASSETS. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at December 31, 2002 and 2001.

      (Dollars in Thousands)                      2002     2001
                                                  ----     ----
      Nonaccrual loans
      Real estate                                  $ 0     $  0
      Commercial                                    28        0
      Accrual loans - Past Due 90 days or more
      Real estate                                    0        0
      Installment                                    7       26
      Restructured loans                             0        0
      Real estate & repossessions                    0      348
                                                   ---     ----
      Total nonperforming assets                   $35     $374
                                                   ===     ====

Total nonperforming assets have decreased in 2002 from 2001 by $339,000. Nonaccrual loans increased by $28,000 and real estate and other assets owned decreased by $348,000. Accrual loans over 90 days decreased by $19,000. Total impaired loans, excluded from the above schedule, increased to $747,000 at December 31, 2002 from $0 at December 31, 2001. This amount represents four credit facilities where the Bank purchased accounts receivables from customers, which defaulted under the original terms of the respective agreements due to adverse economic conditions. A loan is deemed impaired when full payment under the loan terms is not expected.

Allowances for Loan Losses, or the reserve, is established though a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb possible losses inherent in existing loans and loan commitments, based on evaluations of collection and prior loss experience. Management evaluates the adequacy of the allowance monthly, or more frequently as necessary. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific identified problem assets/loans, and current anticipated economic conditions that may effect the borrower's ability to fulfill its contractual commitment(s).

Activity in the allowance for loan losses for the years ended December 31, 2002 and 2001 was as follows:

                                                                  2002            2001
                                                                ---------       ---------
      Balance, beginning                                        $ 513,601       $ 398,992
      Amounts charged off:
      Commercial loans                                               (588)        (72,000)
      Consumer loans                                              (23,695)        (67,999)
      Recoveries of amounts charged off:
      Commercial loans                                             17,773          39,628
      Consumer loans                                                7,658          14,980
                                                                ---------       ---------
      Net charge-offs                                               1,148          85,391
      Provision for loan losses                                   233,000              --
      Acquisition related adjustment                                    0         200,000
                                                                ---------       ---------
      Balance, ending                                           $ 747,750       $ 513,601
                                                                =========       =========
      Ratio of net charge-offs to average loans outstanding
      during the period                                               .02%            0.4%


The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.


                                                 2002                           2001
                                       ----------------------------  ----------------------------
                                                     Percentage of                Percentage of
                                       Amount of        Loans to     Amount of      Loans to
                                       Allowance      Gross Loans    Allowance     Gross Loans
                                       ---------     --------------  ----------    --------------
Commercial & Industrial Loans           $209,370          28%         $128,375          25%
Commercial Mortgage Loans                388,830          52%          246,580          48%
Residential Mortgage Loans               112,163          15%           87,295          17%
Consumer & Installment Loans              37,387           5%           51,351          10%
Other                                          0           0%                0           0%
                                        --------         ---          --------         ---
Total allowance for loan losses         $747,750         100%         $513,601         100%
                                        ========         ===          ========         ===


LIABILITIES AND STOCKHOLDERS' EQUITY. The liability side of the balance sheet has great significance to the profitable operation of a banking company. Deposits are the major source of the Bank's funds for lending and other investment activities. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD's). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis.

The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

The following table sets forth the average deposit base of the Bank for the years ending December 31, 2002 and December 31, 2001. The Holding Corporation views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

                                PanAmerican Bank
                            Average Deposit Accounts
                                   December 31


                                                        2002                                 2001
                                        -----------------------------------     ---------------------------------
                                                       Weighted                              Weighted
                                        Average         Average      % of       Average      Average      % of
                                        Balance          Rate      Deposits     Balance        Rate     Deposits
                                        -------          ----      --------     -------        ----     --------
Noninterest bearing accounts:          $ 16,114,823        0.00%     25.88%    $ 6,129,431      0.00%     23.54%
Interest bearing accounts:
NOW accounts                              5,014,321         .78%      8.05%      3,868,990      1.02%     14.86%
Money market deposit accounts            19,589,762        1.72%     31.45%      7,207,254      2.22%     27.68%
Savings accounts                          1,582,010         .74%      2.54%        844,073      1.18%      3.24%
Time deposits                            19,983,431        3.11%     32.08%      7,983,882      5.29%     30.67%
                                       ------------                           ------------
Total deposits                         $ 62,284,347                            $26,033,630
                                       ============                            ===========


The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2002, is as follows:

      Three months or less                   $2,282,357
      Over three through six months           1,958,274
      Over six through twelve months          2,728,983
      Over twelve months                      2,758,938
                                             ----------
                                             $9,728,552
                                             ==========

Additional details regarding securities sold under agreements to repurchase for 2002 and 2001 are as follows:

                                                               2002                   2001
                                                          -------------          -------------
      Maximum amount outstanding at any month-end         $   6,600,189          $   3,554,148
      Average balance for the year                            4,321,000              1,727,000
      Average interest rate                                        1.23%                  3.02%
      Average interest rate paid at year end                        .70%                  1.23%


The following table sets forth information with respect to the Company's return on assets and the return on equity for the years ending December 31, 2002 and 2001, and the ratio of average equity to average assets for those years.


      (Dollars In Thousands)                            2002                 2001
                                                     ----------           ----------
      Net loss                                       $     (508)          $   (1,115)
      Average total assets                               74,626               35,616
      Average total equity                                7,773                5,425
      Return on average assets                             (.68)%               (3.1%)
      Return on average equity                            (6.53)%              (20.6%)
      Average equity to average assets ratio              10.42%                15.2%

Average total assets increased in 2002 by $39.0 million from 2001 due to management's efforts to grow the Bank. As a result of growth in the assets, the average equity to average assets ratio decreased from 15.2% in 2001 to 10.42% in 2002.

There were no dividends declared in the years ended December 31, 2002 and 2001.

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

The Bank's capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2001 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2002 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading "PAB" are the capital ratios of the Bank at December 31, 2002. The column below with the indication "Adequately" is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication "Well" is that regulatory definition for a Well Capitalized banking institution.


REGULATOR DEFINITION FOR EACH CAPITAL TIER CATEGORY              PAB             ADEQUATELY       WELL
----------------------------------------------------             ----            -----------      ----
Tier-2 Capital       = Tier-2 Cap/Risk Weighted Assets           10.9%            8.00%           10.00%
Tier-1 Risk          = Tier-1 Cap/Risk Weighted Assets            9.7%            4.00%            6.00%
Tier-1 Leverage      = Tier-1 Cap/Average Quarterly Assets        7.1%            4.00%            5.00%


EFFECT OF GOVERNMENT POLICY, FUTURE LEGISLATION AND CHANGING FINANCIAL MARKETS

One of the primary determinants of the Holding Corporation's future success and profitability is the interest rate differentials obtained by its affiliate banking institution. The Bank's earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowing and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Holding Corporation will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies that implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions.

There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Holding Corporation and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Holding Corporation to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Holding Corporation will be affected by such matters.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Holding Corporation are primarily monetary in nature and changes in market interest rates have a greater impact on its performance than do the effects of inflation.

                          ITEM 7. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
PanAmerican Bancorp
Hollywood, Florida


We have audited the accompanying consolidated balance sheet of PanAmerican Bancorp as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmerican Bancorp as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.



                                           Crowe, Chizek and Corporation LLP

Fort Lauderdale, Florida
March 26, 2003


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
PanAmerican Bancorp
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of PanAmerican Bancorp (f/k/a Southern Security Bank Corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmerican Bancorp and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the Untied States of America.


Fort Lauderdale, Florida                                MCGLADRY R. PULLEN, LLP
March 5, 2002


--------------------------------------------------------------------------------

                               PANAMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                      2002               2001
                                                                                  ------------       ------------
ASSETS
Cash and due from financial institutions                                          $  2,730,195       $  7,651,401
Federal funds sold                                                                   9,322,000          1,951,000
                                                                                  ------------       ------------
     Cash and cash equivalents                                                      12,052,195          9,602,401
Certificate of deposit in another financial institution                                 96,813                 --
Securities available for sale                                                           80,149          6,880,734
Securities held to maturity (fair value 2002-
  $13,586,534, 2001- $ 21,206)                                                      13,531,716             20,830
Loans, net (of allowance of $747,750 and $513,601)                                  60,036,443         44,520,844
Federal Reserve Bank Stock                                                             273,000            208,600
Accrued interest receivable                                                            244,810            219,716
Other real estate owned                                                                     --             84,535
Premises and equipment, net                                                          1,599,912          1,265,759
Goodwill                                                                             1,953,540          1,953,540
Other assets                                                                           341,555            871,562
                                                                                  ------------       ------------

                                                                                  $ 90,210,133       $ 65,628,521
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                         $ 16,984,143       $ 14,913,265
     Interest bearing                                                               63,101,557         39,996,816
                                                                                  ------------       ------------
         Total deposits                                                             80,085,700         54,910,081
Repurchase agreements                                                                1,421,652          3,554,148
Notes payable                                                                          250,000            500,000
Accrued expense and other liabilities                                                  402,332            638,703
                                                                                  ------------       ------------
     Total liabilities                                                              82,159,684         59,602,932

Minority interest                                                                       20,683             17,596

Shareholders' equity
     Preferred stock, 5,000,000 shares authorized; none issued Common stock,
     $.01 par value; 100,000,000 shares
       authorized; 2002- 25,792,210  shares issued,
       2001- 21,704,838 shares issued                                                  257,922            217,048
     Capital surplus                                                                15,774,429         13,284,126
     Accumulated deficit                                                            (8,005,775)        (7,497,826)
     Accumulated other comprehensive income                                              3,190              4,645
                                                                                  ------------       ------------
         Total shareholders' equity                                                  8,029,766          6,007,993
                                                                                  ------------       ------------

                                                                                  $ 90,210,133       $ 65,628,521
                                                                                  ============       ============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                              2002              2001
                                                         -----------       -----------
Interest and dividend income
    Loans, including fees                                $ 3,656,779       $ 1,717,404
    Securities                                               332,008           470,312
    Federal funds sold and other                             100,149           186,569
                                                         -----------       -----------
                                                           4,088,936         2,374,285
Interest expense
    Deposits                                               1,008,965           637,875
    Other                                                     69,440            52,538
                                                         -----------       -----------

NET INTEREST INCOME                                        3,010,531         1,683,872

Provision for loan losses                                    233,000                --
                                                         -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        2,777,531         1,683,872

Noninterest income
    Service charges on deposit accounts                      593,131           222,679
    Net gains (losses) on sales of securities                 30,371            (2,568)
    Other                                                      6,871             1,096
                                                         -----------       -----------
                                                             630,373           221,207
Noninterest expense
    Salaries and employee benefits                         1,978,729         1,549,869
    Occupancy and equipment                                  731,732           512,669
    Data processing                                          446,340           288,657
    Professional services                                    208,118           207,943
    Insurance                                                102,750            55,084
    Other                                                    448,721           408,265
                                                         -----------       -----------
                                                           3,916,390         3,022,487
                                                         -----------       -----------

Loss before taxes and minority interest in net loss         (508,486)       (1,117,408)

Income tax expense                                                --                --
                                                         -----------       -----------

Loss before minority interest in net loss                   (508,486)       (1,117,408)

Minority interest in net loss                                    537             2,884
                                                         -----------       -----------

NET LOSS                                                 $  (507,949)      $(1,114,524)
                                                         ===========       ===========
Basic and diluted loss per share                         $      (.02)      $      (.06)


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001


--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other         Total
                                    Common       Class A       Class B       Capital        Retained   Comprehensive  Shareholders'
                                     Stock    Common Stock  Common Stock     Surplus       (Deficit)       Income        Equity
                                    --------  ------------  ------------   -----------    -----------  -------------  -------------
Balance at January 1, 2001          $     --    $ 169,542     $ 10,128     $11,234,570    $(6,383,302)    $ 8,893     $ 5,039,831

Comprehensive income:
    Net loss                                                                               (1,114,524)                 (1,114,524)
    Change in net unrealized
      gain (loss) on securities
      available for sale, net of
      reclassification                                                                                     (4,248)         (4,248)
                                                                                                                       -----------
          Total comprehensive
            income                                                                                                     (1,118,772)

Issuance of Common Stock              37,178                                 2,044,189                                  2,081,367
Conversion of common stock           179,670     (169,542)     (10,128)
Issue of stock under stock
  option plans                           200                                     5,367                                      5,567
                                    --------    ---------     --------     -----------    -----------     -------     -----------


Balance at December 31, 2001        $217,048           --           --      13,284,126     (7,497,826)      4,645       6,007,993

Comprehensive income:
    Net loss                                                                                 (507,949)                   (507,949)
    Change in net unrealized
      gain (loss) on securities
      available for sale net
      of reclassification                                                                                  (1,455)         (1,455)
                                                                                                                       -----------
       Total comprehensive
         income                                                                                                          (509,404)

Issuance of common stock              38,507                                 2,412,605                                  2,451,112
Issue of stock under stock
  option plans                         2,367                                    77,698                                     80,065
                                    --------    ---------     --------     -----------    -----------     -------     -----------
Balance at December 31, 2002        $257,922    $      --     $     --     $15,774,429    $(8,005,775)    $ 3,190     $ 8,029,766
                                    ========    =========     ========     ===========    ===========     =======     ===========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                      2002               2001
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $   (507,949)      $ (1,114,524)
     Adjustments to reconcile net loss to net
       cash from operating activities
         Minority interest in net loss of subsidiary                    (537)            (2,884)
         Net accretion on securities                                 (13,797)            (2,604)
         Net gain on sale of securities                              (30,371)             2,568
         Depreciation and amortization                               225,119            103,617
         Provision for loan losses                                   233,000                 --
              Net change in:
              Accrued interest receivable and other assets           589,448             46,699
              Other liabilities                                     (286,371)            54,003
                                                                ------------       ------------
                  Net cash from operating activities                 208,542           (913,125)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits                       (96,813)                --
     Available-for-sale securities:
         Sales                                                    28,113,778          7,751,215
         Maturities, prepayments and calls                        13,999,253         16,544,691
         Purchases                                               (35,269,733)       (24,006,150)
     Held-to-maturity securities:
         Maturities, prepayments and calls                            15,917            321,274
         Purchases                                               (13,526,803)                --
     Purchases of FHLB stock                                         (64,400)                --
     Cash received in bank acquisition                                    --          3,092,813
     Loan originations and payments, net                         (15,748,599)        (7,937,838)
     Additions to premises and equipment                            (559,272)          (152,882)
                                                                ------------       ------------
         Net cash from investing activities                      (23,136,672)        (4,386,877)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       25,175,619          2,874,626
     Net change in repurchase agreements                          (2,082,496)            33,200
     Proceeds from borrowings on notes payable                            --            500,000
     Repayments on notes payable                                    (250,000)                --
     Proceeds from exercise of stock options                          80,065                 --
     Purchase (sale) of minority interests in subsidiary               3,624            (20,804)
     Proceeds from issuance of stock                               2,451,112          1,624,761
                                                                ------------       ------------
         Net cash from financing activities                       25,377,924          5,011,783
                                                                ------------       ------------

Net change in cash and cash equivalents                            2,449,794           (288,219)

Beginning cash and cash equivalents                                9,602,401          9,890,620
                                                                ------------       ------------

ENDING CASH AND CASH EQUIVALENTS                                $ 12,052,195       $  9,602,401
                                                                ============       ============


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                    2002              2001
                                                               ------------      ------------
Supplemental cash flow information:
     Interest paid$                                               1,051,621      $    752,998
Supplemental noncash disclosures:
     Acquisition of assets and assumptions of liabilities
       of PanAmerican Bank:
         Cash received, net of cash paid                                            3,092,813
         Noncash assets acquired                                                   28,212,303
         Liabilities assumed                                                      (30,942,943)
         Issuance of common stock                                                     462,173















--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PanAmerican Bancorp and its subsidiary, PanAmerican Bank, which is 99.89% owned by PanAmerican Bancorp, together referred to as "the Corporation". Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides financial services through its offices in Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

CASH FLOWS: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Reserve Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS: Goodwill results from a prior business acquisition and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the Corporation ceased amortizing goodwill. Net income for 2001 was not adjusted for the accounting change, as there was no amortization for the one day of goodwill arising from the acquisition of the Bank. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

The identifiable intangible asset consists of core deposit intangible assets arising from the bank acquisition. This identified intangible asset was initially measured at fair value and is now being amortized on a straight-line basis over its weighted-average useful life, which is 12 years.

LONG-TERM ASSETS: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

REPURCHASE AGREEMENTS: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share for 2002 and 2001 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                      2002              2001
                                                  -----------       -----------
Net loss as reported                              $  (507,949)      $(1,114,524)
Deduct:  Stock-based compensation expense
  determined under fair value based method            (15,750)          (14,477)
                                                  -----------       -----------
Pro forma net loss                                $  (523,699)      $(1,129,000)
                                                  ===========       ===========

Basic and diluted loss per share as reported      $      (.02)      $     (0.06)
Pro forma basic and diluted loss per share               (.02)            (0.07)




--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                    2002              2001
                                                  --------          --------

     Risk-free interest rate                          5.28%                5%
     Expected option life                         10 years           5 years
     Expected stock price volatility                     0                 0
     Dividend yield                                      0%                0%

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

OFF BALANCE SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Corporation's financial condition or results of operations.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $1,200,000 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding Corporation or by the holding Corporation to shareholders. These restrictions preclude the bank and Corporation from paying dividends for the foreseeable future.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

OPERATING SEGMENTS: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

RECLASSIFICATIONS: Some items in the prior year financial statements were reclassified to conform to the current presentation.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                 GROSS              GROSS
                                             FAIR             UNREALIZED          UNREALIZED
                                            VALUE                GAINS              LOSSES
                                        --------------      --------------      --------------
2002
    Mortgage-backed                     $       80,149      $        3,190      $           --
                                        --------------      --------------      --------------

       Total                            $       80,149      $        3,190      $           --
                                        ==============      ==============      ==============

2001
    U.S. Government and federal agency  $    6,705,131      $        4,580      $           --
    Mortgage-backed                            131,479                  --
    Other                                       44,124                  79                  --
                                        --------------      --------------      --------------

       Total                            $    6,880,734      $        4,659      $           --
                                        ==============      ==============      ==============


The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                        GROSS              GROSS
                                                  CARRYING         UNRECOGNIZED         UNRECOGNIZED              FAIR
                                                   AMOUNT              GAINS                LOSSES                VALUE
                                              ---------------      ---------------      ---------------      ---------------
2002
    U.S. Government and federal agency        $    12,523,204      $        32,753      $            --      $    12,555,957
    Corporate                                       1,003,600               21,951                   --            1,025,551
    Mortgage-backed                                     4,912                  114                   --                5,026
                                              ---------------      ---------------      ---------------      ---------------

       Total                                  $    13,531,716      $        54,818      $            --      $    13,586,534
                                              ===============      ===============      ===============      ===============

2001
    Mortgage-backed                           $        20,830      $           376      $            --      $        21,206
                                              ===============      ===============      ===============      ===============


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows:

                                   2002             2001
                               -----------      -----------
     Proceeds                  $28,113,778      $ 7,751,215
     Gross gains                    36,726               --
     Gross losses                    6,355            2,568

The fair value of debt securities and carrying amount, if different, at year-end 2002 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                           HELD-TO-MATURITY             AVAILABLE
                                      --------------------------        FOR SALE
                                       CARRYING          FAIR             FAIR
                                        AMOUNT           VALUE            VALUE
                                     -----------      -----------      -----------
     Due in one year or less         $    50,000      $    50,000               --
     Due from one to five years       11,973,204       12,004,238               --
     Due from five to ten years        1,503,600        1,527,270               --
     Due after ten years                      --               --               --
     Mortgage-backed                       4,912            5,026      $    80,149
                                     -----------      -----------      -----------

                                     $13,531,716      $13,586,534      $    80,149
                                     ===========      ===========      ===========



Securities pledged at year-end 2002 and 2001 had a carrying amount of $0 and $5,000,000, and were pledged to secure repurchase agreements. At year-end 2001, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity. At year-end 2002, there was debt security of one issuer (General Electric) held in the portfolio totaling $1,003,600, or 12.58% of shareholders equity.




--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at year-end were as follows:

                                                                    2002               2001
                                                               ------------       ------------
     Commercial                                                $ 17,411,400       $ 11,268,541
     Real estate:
         Residential                                              8,958,736          7,411,048
         Commercial                                              31,339,661         21,780,234
     Consumer                                                     2,914,720          4,599,339
     Other                                                          251,366              4,878
                                                               ------------       ------------
                                                                 60,875,883         45,064,040
     Less:  allowance for loan losses                              (747,750)          (513,601)
         Net deferred loan fees                                     (91,690)           (29,595)
                                                               ------------       ------------

     Loans, net                                                $ 60,036,443       $ 44,520,844
                                                               ============       ============


Activity in the allowance for loan losses was as follows

                                                                    2002               2001
                                                               ------------       ------------
     Beginning balance                                         $    513,601       $    398,992
     Provision for loan losses                                      233,000                 --
     Acquisition related adjustment                                      --            200,000
     Loans charged-off                                              (24,283)          (139,999)
     Recoveries                                                      25,432             54,608
                                                               ------------       ------------

     Ending balance                                            $    747,750       $    513,601
                                                               ============       ============


Impaired loans were as follows:

                                                                   2002               2001
                                                               ------------       ------------
     Year-end loans with no allocated allowance
       for loan losses                                         $         --       $         --
     Year-end loans with allocated allowance
       for loan losses                                              747,147                 --
                                                               ------------       ------------

                                                               $    747,147       $         --
                                                               ============       ============



--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)


                                                                   2002              2001
                                                             ------------      ------------
Amount of the allowance for loan losses allocated            $    134,564      $         --

     Average of impaired loans during the year               $    348,966      $    222,000
     Interest income recognized during impairment                  73,817                --
     Cash-basis interest income recognized                         73,817                --



Nonperforming loans were as follows:

                                                                     2002              2001
                                                             ------------      ------------
     Loans past due over 90 days still on accrual            $      7,123      $         --
     Nonaccrual loans                                              27,909                --



Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.


NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                                   2002              2001
                                                             ------------      ------------
Land                                                         $    478,375      $    478,375
Buildings and improvements                                        405,755           292,060
Leasehold improvements                                          1,288,173           713,606
Furniture, fixtures and equipment                                 634,577           786,723
                                                             ------------      ------------
                                                                2,806,880         2,270,764
Less:  Accumulated depreciation                                 1,206,968         1,005,005
                                                             ------------      ------------

                                                             $  1,599,912      $  1,265,759
                                                             ============      ============



Depreciation expense was $225,119 and $103,617 for 2002 and 2001.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT (Continued)

Rent expense was $338,000, and $289,000 for 2002, and 2001. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

                  2003                                 $   339,808
                  2004                                     356,551
                  2005                                     373,362
                  2006                                     379,030
                  2007                                     391,337
                  Thereafter                             2,448,931
                                                       -----------
                                                       $ 4,291,019
                                                       ===========

NOTE 5 - IDENTIFIED INTANGIBLE ASSETS

ACQUIRED INTANGIBLE ASSETS

Identified intangible assets were as follows as of year-end:

                                                           2002                                 2001
                                            ---------------------------------     --------------------------------
                                                  GROSS                               GROSS
                                                CARRYING         ACCUMULATED        CARRYING         ACCUMULATED
                                                 AMOUNT         AMORTIZATION          AMOUNT         AMORTIZATION
                                            ---------------    --------------     --------------    --------------
     Core deposit intangibles               $       190,278    $        9,722     $      200,000    $             -
                                            ===============    ==============     ==============    ===============



Aggregate amortization expense was $9,722, for 2002.

Estimated amortization expense for each of the next five years:

                  2003                          $ 16,668
                  2004                            16,668
                  2005                            16,668
                  2006                            16,668
                  2007                            16,668
                                                --------
                                                $ 83,340
                                                ========


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS

Time deposits of $100,000 or more were $9,728,552 and $8,636,540 at year-end 2002 and 2001.

Scheduled maturities of time deposits for the next five years were as follows.

                  2003                          $15,172,201
                  2004                            2,291,903
                  2005                              915,346
                  2006                              497,977
                  2007                            1,539,537
                  Thereafter                        111,434
                                                -----------
                                                $20,528,398
                                                ===========


NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $5,000,000 at year-end 2001.

Securities sold under agreements to repurchase are financing arrangements that generally mature within two years.

NOTE 8 - NOTES PAYABLE

The Corporation had a note payable of $500,000 at December 31, 2001. The obligation was collateralized by 99% of the common stock of Southern Security Bank and expired May 1, 2002. The line was renewed May 1, 2002, and was collateralized by 99% of the stock of PanAmerican Bank. The interest rate was Wall Street Journal Prime Rate and the minimum interest rate will not be less than 4.75%. Under the loan agreement the Bank must maintain a Tier 1 leverage ratio of 6%.


NOTE 9 - ACQUISITION OF PANAMERICAN BANK

On December 31, 2001, Southern Security Bank acquired substantially all of the assets and assumed substantially all of the liabilities of PanAmerican Bank located in Miami, Florida. As a result of the acquisition, Southern Security Bank became a financial institution with four banking offices located in Miami-Dade, Broward and Palm Beach counties.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 9 - ACQUISITION OF PANAMERICAN BANK (Continued)

The assets acquired included the name PanAmerican Bank. On January 10, 2002 the Southern Security changed its name to PanAmerican Bank, and on July 30, 2002, the Corporation changed its name to PanAmerican Bancorp.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition at December 31, 2001:

         Cash and due from banks                             $ 6,305,813
         Federal funds sold                                    1,600,000
         Securities available for sale                         4,006,442
         Loans, net                                           20,899,530
         Premises and equipment                                  942,467
         Other assets                                            510,324
         Goodwill                                              1,953,540
                                                             -----------
                                                             $36,218,116
                                                             ===========

         Noninterest-bearing deposits                        $ 8,668,800
         Interest-bearing deposits                            19,658,237
                                                             -----------
                                                              28,327,037
         Securities sold under agreements to repurchase        2,503,643
         Other liabilities                                       112,263
                                                             -----------
                                                             $30,942,943
                                                             ===========


Identified core deposit intangibles of $200,000 are included in other assets above and have a weighted-average useful life of approximately 12 years.

Goodwill in the amount of $1,953,540 is expected to be completely deductible for income tax purposes.


--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 9 - ACQUISITION OF PANAMERICAN BANK (Continued)

Pro forma results of operations for the years ended December 31, 2001, as though the acquisition of PanAmerican Bank had been completed at the beginning of the year, are as follows:

                                                               2001
                                                          -----------
         Interest income                                  $ 4,467,899
         Interest expense                                   1,843,662
                                                          -----------
             Net interest income                            2,624,237
         Noninterest income                                   360,105
         Noninterest expense                                4,450,205
                                                          -----------
             Loss before minority interest                 (1,465,863)
         Minority interest in net loss of subsidiary            2,884
                                                          -----------
             Net loss                                     $(1,462,979)
                                                          ===========
         Basic and diluted loss per share                        (.07)
                                                          ===========


NOTE 10 - INCOME TAXES

The Corporation recorded no current or deferred benefit for income taxes in 2002 as a result of recording a valuation allowance in an amount equal to its net deferred tax assets.

Effective tax rates for 2002 applied to financial statement loss differ from the federal statutory rate of 34% due to the following.

                                                                        2002            2001
                                                                     ---------       ---------
         Federal statutory rate times financial statements loss      $(172,703)      $(378,938)
         Effect of:
             State taxes                                                20,086         (44,070)
             Deferred tax valuation allowance                          152,617         423,008
                                                                     ---------       ---------
                                                                     $       0       $       0
                                                                     =========       =========



The effective tax rate was 34% for 2001.

--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

                                                                               2002              2001
                                                                          -----------       -----------
         Deferred tax assets:
             Net operating loss carryforward                              $ 4,141,155       $ 4,237,000
             Allowance for loan losses                                        235,928           161,900
             Premises and equipment                                                --            97,600
             Other                                                             34,737                --
                                                                          -----------       -----------
                                                                            4,411,820         4,496,500

         Deferred tax liabilities:
             Unrealized (gain) loss on securities available for sale               --            (1,800)
             Intangibles                                                      (50,101)               --
             Accrual to cash                                                   (4,808)          (56,600)
             Purchase accounting adjustment for allowance
              for loan losses                                                 (66,122)               --
                                                                          -----------       -----------
         Net deferred tax asset                                             4,290,789         4,438,100
         Valuation allowance for deferred tax assets                       (4,290,789)       (4,438,100)
                                                                          -----------       -----------
             Net deferred tax asset after valuation allowance             $         0       $         0
                                                                          ===========       ===========


The Corporation has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance decreased by $127,000 during the year ended December 31, 2002, and increased $464,500 during the year ended December 31, 2001. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2002 and 2001, because the results of operations do not provide sufficient evidence that the net operating losses available for carryforward will be utilized in the future.

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2002:

--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

Expiring December 31,

                  2003                           $       998,000
                  2004                                   501,000
                  2005                                   760,000
                  2006                                   526,000
                  2007                                   935,000
                  2008                                   905,000
                  2009                                   872,000
                  2010                                   898,000
                  2011                                   288,000
                  2012                                   844,000
                  2013                                   308,000
                  2014                                   591,000
                  2015                                 1,268,000
                  2016                                 1,416,000
                                                 ---------------
                                                 $    11,110,000
                                                 ===============


As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are limited in the amount that may be used in any year. As a result of this limitation, a minimum of $3,100,000 of these net operating loss carryforwards are expected to expire without being used.


NOTE 11 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2002 and 2001 were as follows.

                                                      2002           2001
                                                 -----------    -----------

              Beginning balance                  $   347,497    $    62,982
              New loans                            2,827,708        340,617
              Repayments                            (138,988)       (56,102)
                                                 -----------    -----------
              Ending balance                     $ 3,036,217    $   347,497
                                                 ===========    ===========

Deposits from principal officers, directors, and their affiliates at year-end 2002 were $2,826,744.



--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 12 - STOCK OPTIONS

OPTIONS FOR THE PURCHASE OF STOCK IN SOUTHERN SECURITY BANK

Under the Incentive Stock Option Plan (the "Plan") adopted by the Bank in 1988, the Bank granted options for the purpose of approximately 540,000 shares of Bank common stock. All directors, officers and employees of the Bank were eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant but in no event may the price be less than the par value of such stock. Options granted under the Plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expired July 1, 2000, and no additional options may be granted under the Plan. No options were granted under the Plan in 2002 or 2001. All remaining outstanding options were forfeited during 2002.

A summary of the activity in the plan is as follows.


                                               2002                       2001
                                       -----------------------      ---------------------
                                                     WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE
                                        SHARES         PRICE         SHARES       PRICE
                                       -------     -----------      -------     ---------

Outstanding at beginning of year       168,500       $   1.00       313,090       $1.00
Granted                                     --                           --
Exercised                                   --                           --
Forfeited or expired                  (168,500)                    (144,590)       1.00
                                      =========                    --------
Outstanding at end of year                  --                      168,500        1.00
                                      =========                    ========
Options exercisable at year-end             --                      168,500        1.00
                                      =========                    ========

OPTIONS FOR THE PURCHASE OF STOCK IN PANAMERICAN BANCORP

The Corporation has granted stock options for the purchase of shares of common stock of the Corporation to directors of the Corporation under various compensation agreements and actions of the Board of Directors, representing a majority of the stockholders. All options for the purchase of common stock of the Corporation expire from five to ten years from the date of issue, and are vested over a period of one to five years.




--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 12 - STOCK OPTIONS (Continued)

A summary of the options for the purchase of common stock of the Corporation outstanding as of December 31, 2002 and 2001, and changes during the years then ended is presented below.


                                                       2002                        2001
                                             -----------------------     -----------------------
                                                            WEIGHTED                   WEIGHTED
                                                             AVERAGE                    AVERAGE
                                                            EXERCISE                   EXERCISE
                                              SHARES         PRICE        SHARES        PRICE
                                             ---------      --------     ---------     ---------
      Outstanding at beginning of year       1,141,345       $1.18       1,111,298       $1.18
      Granted                                   75,000         .47          50,000         .75
      Exercised                               (261,691)        .33         (19,953)        .28
      Forfeited or expired                    (285,068)       3.64
                                            ----------       -----      ----------
      Outstanding at end of year               669,586       $ .37       1,141,345        1.18
                                             =========       =====       =========
      Options exercisable at year-end          522,919       $ .34       1,001,345        1.27
                                             =========       =====       =========
      Weighted average fair value of
        options granted during year                          $ .21                       $ .29



Options outstanding at year-end 2002 were as follows.


                                ------------------OUTSTANDING----------------     ----------EXERCISABLE-------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                         WEIGHTED
RANGE OF                                           REMAINING         AVERAGE                          AVERAGE
EXERCISE                                          CONTRACTUAL       EXERCISE                         EXERCISE
PRICES                              NUMBER           LIFE             PRICE          NUMBER            PRICE
------                          ------------      -----------       --------       -----------       ---------
$0.00-$0.50                          571,856          3.95 years      $.26             455,189        $  .18
$.75                                  50,000          5.22             .75              20,000           .75
$1.25                                 47,730          6.76            1.25              47,730          1.25
                                ------------                                      ------------
Outstanding at year-end              669,586                                           522,919
                                ============                                      ============





--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
EARNINGS

The Company initiated a confidential private offering memorandum dated June 15, 2002 for a maximum of 5,000,000 shares. As part of the Offering, the Corporation issued to shareholders one "Class A" stock warrant and one "Class B" stock warrant, resulting in the issuance of 3,392,000 warrants. The "A" warrants have a five year term exercisable at $0.80 each and the "B" warrants have a three year term exercisable at $0.70 each. In addition, 151,388 warrants exercisable at $.27 were issued to the underwriter as part of compensation for services provided for the private offering.

The Company initiated a private offering on May 1, 2002, of up to 2,000,000 Common Shares at a price of $0.47 per share. The offering was made for the purpose of enabling the Corporation to continue to meet capitalization ratios under regulatory guidelines.

The Board of Directors has the authority to issue up to 5,000,000 preferred shares in one or more classes, to fix the number of shares constituting any class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption and the liquidation preference of such class. The Certificate of Incorporation, prior to the amendment disclosed in the following paragraph, created Series A Preferred Stock and authorized the issuance of 1,200,000 shares from the total authorized shares. No shares of Series A Preferred Stock were ever issued or outstanding.

Effective November 12, 2001, the shareholders of the Corporation approved an amendment to the Certificate of Incorporation to (1) convert and combine Southern Security's Class A Voting Common Stock and the Class B Non-Voting Convertible Common Stock into a single class of Common Stock, par value $.01 per share, (2) delete the Series A Preferred Stock as a series of authorized Preferred Stock, and (3) increase the authorized common stock to 100,000,000 common shares.

In December 2001, to meet capital requirements necessary to obtain regulatory approval to consummate the PanAmerican transaction, several of the Corporation directors purchased 487,235 shares of common stock for $229,000 under a private offering. The price of the stock was determined based upon the mutually agreed upon value of the shares in the PanAmerican acquisition.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
EARNINGS (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2002 and 2001, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Actual and required capital amounts and ratios for the Bank are presented below at year-end.

                                                                                             TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                   FOR CAPITAL             PROMPT CORRECTIVE
                                           ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                           ------               -----------------          -----------------
                                    AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                    ------        -----        ------        -----       ------        -----
2002
    Total Capital to risk
      weighted assets                 $6,874,946     10.9%     $5,065,725      8.0%     $6,332,155     10.0%
    Tier 1 (Core) Capital to risk
      weighted assets                  6,127,196      9.7       2,532,862      4.0       3,799,293      6.0
    Tier 1 (Core) Capital to
      average assets                   6,127,196      7.1       3,430,804      4.0       4,208,502      5.0

2001
    Total Capital to risk
      weighted assets                 $4,524,052     10.5%     $3,451,440      8.0%     $4,314,300     10.0%
    Tier 1 (Core) Capital to risk
      weighted assets                  4,010,451      9.3       1,725,720      4.0       2,588,580      6.0
    Tier 1 (Core) Capital to
      average assets                   4,010,451     10.5       1,533,120      4.0       1,916,400      5.0



--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.
                                        2002           2001
                                    ----------     ----------

      Commitments to make loans     $7,300,813     $6,648,080
      Letters of credit                     --         69,800
                                    ----------     ----------

                                    $7,300,813     $6,717,880
                                    ==========     ==========

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.5% to 12.0% and maturities ranging from one year to three years.

EMPLOYMENT AGREEMENTS: The Corporation has employment agreements with three officers of the Corporation. Under terms of the agreement, the Corporation agreed to pay a base salary, to grant semiannual options, and to provide certain other benefits and compensation. The employment agreement also include a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The agreements expire in 2003 with no automatic renewal.



--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:


                                                         2002                               2001
                                            ------------------------------      ----------------------------
                                              CARRYING            FAIR            CARRYING            FAIR
                                               AMOUNT             VALUE            AMOUNT             VALUE
                                            ------------      ------------      ------------      ------------
      Financial assets
          Cash and due from financial
             institutions                   $ 12,052,195      $ 12,052,195      $  9,602,000      $  9,602,000
          Certificate of deposit                  96,813            96,813                --                --
          Securities available for sale           80,149            80,149         6,880,734         6,880,734
          Securities held to maturity         13,531,716        13,586,534            20,830            21,206
          Loans, net                          60,036,443        61,630,243        44,520,844        44,538,664
          Federal Home Loan Bank stock           273,000           273,000           208,600           208,600
          Accrued interest receivable            244,810           244,810           219,716           219,716

      Financial liabilities
          Deposits                          $(80,085,700)     $(80,428,527)     $(54,910,081)     $(54,833,055)
          Repurchase agreements               (1,421,652)       (1,421,652)       (3,554,148)       (3,554,148)
          Note payable                          (250,000)         (250,000)         (500,000)         (500,000)
          Accrued interest                      (261,345)         (261,345)         (252,748)         (252,748)


The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of interest rate swaps is based on market prices or dealer quotes.



--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 16 - PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of PanAmerican Bancorp follows.

                            CONDENSED BALANCE SHEETS
                                  December 31,

                                                              2002           2001
                                                          ----------     ----------
      ASSETS
      Cash and cash equivalents                           $  275,947     $  500,069
      Investment in subsidiary                             8,049,459      6,047,514
      Other assets                                               451          7,037
                                                          ----------     ----------

           Total assets                                   $8,325,857     $6,554,620
                                                          ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Notes payable                                       $  250,000     $  500,000
      Other liabilities                                       46,091         46,627
      Shareholders' equity                                 8,029,766      6,007,993
                                                          ----------     ----------
           Total liabilities and shareholders' equity     $8,325,857     $6,554,620
                                                          ==========     ==========


                         CONDENSED STATEMENTS OF INCOME
                            Years ended December 31,


                                                     2002             2001
                                                  ---------      -----------

      Interest expense                            $  16,097               --
      Salaries and benefits                         105,931      $   192,568
      Other expense                                 120,396          163,665

      Equity in undistributed subsidiary loss      (265,525)        (758,291)
                                                  ---------      -----------
      Net loss                                    $(507,949)     $(1,114,524)
                                                  =========      ===========




--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------



NOTE 16 - PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            Years ended December 31,


                                                                    2002             2001
                                                                -----------      -----------
      CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                             $  (507,949)     $(1,114,524)
           Adjustments:
               Equity in undistributed subsidiary income            265,525          758,291
               Change in other assets and other liabilities          36,595         (123,577)
                                                                -----------      -----------
                    Net cash from operating activities             (205,829)        (479,810)

      CASH FLOWS FROM INVESTING ACTIVITIES
           Investments in subsidiary                             (2,249,470)      (1,684,000)
                                                                -----------      -----------
               Net cash from investing activities                (2,249,470)      (1,684,000)

      CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds of borrowings                                        --          500,000
           Repayments of borrowings                                (250,000)              --
           Exercise of stock options                                 80,065               --
           Proceeds from stock issue                              2,401,112        1,624,671
                                                                -----------      -----------
               Net cash from financing activities                 2,231,177        2,124,761
                                                                -----------      -----------

      Net change in cash and cash equivalents                      (224,122)         (39,049)

      Beginning cash and cash equivalents                           500,069          539,118
                                                                -----------      -----------

      ENDING CASH AND CASH EQUIVALENTS                          $   275,947      $   500,069
                                                                ===========      ===========


NOTE 17 -EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.


                                                                     2002              2001
                                                               ------------      ------------
      Basic and diluted
        Net loss                                               $   (507,949)     $ (1,114,524)
                                                               ============      ============
          Weighted average common shares
            outstanding                                          23,625,528        19,615,100
                                                               ------------      ------------
        Basic and diluted earnings (loss) per common share     $       (.02)     $       (.06)
                                                               ============      ============





--------------------------------------------------------------------------------

                                  (Continued)

                               PANAMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------


NOTE 17 - EARNINGS (LOSS) PER SHARE (Continued)

Stock options and stock warrants for 669,586 and 3,543,288 were not considered in computing diluted earnings per common share for 2002, and stock options for 1,141,375 shares of common stock were not considered in computing diluted earnings per common share for 2001, because they were antidilutive.


NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.


                                                              2002         2001
                                                            --------      -------
      Unrealized holding gains and losses on
        available-for-sale securities                       $(31,828)     $(6,838)
      Less reclassification adjustments for gains
        and losses later recognized in income                (30,371)      (2,568)
                                                            --------      -------
      Net unrealized gains and losses                         (1,457)      (4,270)
      Tax effect                                                  --           --
                                                            --------      -------
      Other comprehensive loss before minority interest       (1,457)      (4,270)
      Minority interest in other comprehensive
        loss of subsidiary                                         2           22
                                                            --------      -------
      Other comprehensive income (loss)                     $ (1,455)     $(4,248)
                                                            ========      =======


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     EARNINGS (LOSS) PER SHARE
                                 INTEREST       NET INTEREST           NET         ------------------------------
                                  INCOME           INCOME         INCOME (LOSS)        BASIC         FULLY DILUTED
                              --------------   ---------------   ---------------   -----------       -------------
2002
    First quarter             $   964,011       $  685,111       $   (545,211)        $ (.03)       $   (.03)
    Second quarter              1,003,818          818,632           (114,212)          (.01)           (.01)
    Third quarter               1,017,562          761,972             63,499            .00             .00
    Fourth quarter              1,023,545          744,816             87,975            .00             .00


2001
    First quarter             $   587,950       $  393,884       $   (178,278)        $ (.01)       $   (.01)
    Second quarter                614,572          431,255           (234,699)          (.01)           (.01)
    Third quarter                 608,638          440,960           (337,600)          (.02)           (.02)
    Fourth quarter                563,125          417,773           (363,947)          (.02)           (.02)



--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT: COMPANY OFFICERS AND DIRECTORS


NAME                             TERM EXPIRES       AGE  POSITION                  POSITION SINCE
-----                            -------------      ---- ---------                 --------------
James F. Partridge               2005               73   Chairman of the Board     April, 2000
R. David Butler, Jr.             2003               54   Director                  December, 1994
Samuel S. Caliendo               2004               52   Director                  September, 2001
Hugo A. Castro                   2003               59   Director                  April, 2001
Nelson Famadas                   2004               53   Director                  May, 2002
Michael E. Golden                2005               58   Director                  May, 2002
Susan Jaramillo                  2003               57   Director                  December, 2002
Leonard F. Marinello             2003               63   Director                  September, 2001
Philip C. Modder                 2003               62   Director                  June, 1992
Stephen Perrone                  2004               59   Director                  September, 2001
Joseph Rey                       2003               53   Director                  December, 2002
Eugene J. Strasser               2004               56   Director                  December, 1992
Alberto Valle                    2005               65   Director                  September, 2001


Each director is elected for a period of three years. The term of directorships are staggered as to expiration date, such that for the present board of directors, each year one-third of the directorship is subject to re-election, providing for additional stability and continuity. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of the directors then remaining in office. Certain information with respect to the background of each director and the executive officers of the Holding Corporation is set forth below.

James F. Partridge: Mr. Partridge has been the Chairman of the Board of the Holding Corporation since April 2000 and is a director of PanAmerican Bank. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of directors of Visa International and is Chairman of its Executive & Planning Committee. He joined the Management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978.

R. David Butler, Jr.: Mr. Butler has been a director of the Holding Corporation since December 1994. Mr. Butler attended Carson-Newman College and the University of Tennessee and was graduated with degrees in Business Administration, English, and Music. After retiring from Eastern Airlines after fifteen years of service as a flight services representative, in June of 1991 he established Pegasus Travel Management, a division of Regit Enterprises, Inc., of which he is President and Chief Executive Officer. Mr. Butler resides in Coconut Grove.

Samuel S. Caliendo: Mr. Caliendo has been a director of the Holding Corporation since September 2001. Mr. Caliendo has lived in South Florida for more than 30 years. He has served as Vice President of Consolidated Construction, Inc., a commercial builder, since 1992; as President of Park Avenue Creative Decorating, Inc., a specialty residential decorating firm, since 1992, and as President of Shoreline Realty, Inc., a residential MLS realtor, since 1985. Mr. Caliendo is a graduate of Florida State University, with a degree in Business and Government.

Hugo A. Castro: Mr. Castro is currently the President, Chief Executive Officer, is a director of PanAmerican Bank and has been a director of the Holding Corporation since April 2001. Mr. Castro previously served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida during 1999. Mr. Castro was an Executive Vice President with TotalBank in Miami, Florida from


--------------------------------------------------------------------------------

1996 through 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, Miami, Florida, having joined Intercontinental upon the acquisition of Commercial Trust Bank, Miami, Florida in 1993. Mr. Castro was the President and a founding shareholder of Commercial Trust Bank, Miami, Florida from 1988 to 1993.

Nelson Famadas, Ph.D.: Dr. Famadas has been a director and Vice Chairman of the Holding Corporation since May 2002 and is also a director of PanAmerican Bank. Dr. Famadas is also the chairman of the Audit Committee of the board of Holding Corporation. Dr. Famadas serves on the board of various civic and charitable organizations both in Puerto Rico and Florida. He is also a member of the board of a community-based Home Health Agency, as well as of two non-profit Hospitals. He is presently an Adjunct Professor at Florida International University's School of Business Administration, lecturing in Operations Management. Dr. Famadas is Chairman and CEO of Gables Holding Corporation, a real estate development company, with over $116 millions of projects under development.

Michael E. Golden: Mr. Golden is the President, Chief Executive Officer and has been a director of the Holding Corporation since May 2002. Mr. Golden is also the Vice Chairman of the Board of PanAmerican Bank. Mr. Golden has been in the investment banking /securities business for over 30 years. He was a Senior Vice President and Partner at Smith Barney & Co., Inc. prior to starting his own firm, First Colonial Securities Group, Inc., in 1989, which was sold in January 2001. Mr. Golden was a Founder and Vice Chair of Carnegie Bank of New Jersey, which was sold to Sovereign Bank in 1998. He was also a vice-chairman of Admiralty Bank of South Florida. He has also been on the board of several other banks and industrial companies. He was a member of the Board of Directors and Vice President of the Executive Committee of the Jewish Federation of South Palm Beach County, Florida, a Trustee of the Donna Klein Jewish Academy, President of the South Jersey Chapter of the American Heart Association and a Trustee of the Cooper Hospital of South Jersey.

Susan Jaramillo: Ms. Jaramillo has been a director of the Holding Corporation since December 2002. She earned an MBA degree from the University of Chicago Graduate School of Business in 1977. After business school, Ms. Jaramillo worked for CBS at its Chicago station, WBBM-TV, as Director of Financial Planning. During 1981 she was Vice President and Assistant to the Chairman of American Cinema and its parent company, American Communications Industries, a large U.S. film production and distribution company. In 1981 Ms. Jaramillo was granted a construction permit by the FCC to build and operate WDZL (Channel 39) in Miami, Florida, which she operated from 1982 to 1984 when it was sold. In 1993 she became a general partner of Rainbow Broadcasting, which built and operated WRBW (Channel 65) in Orlando, Florida. The station was sold in 1998. Since that time, Ms. Jaramillo has been an individual investor in Miami, Florida and is presently the CEO of Locus Location Systems, LLC. and a partner in several investment partnerships with Joseph Rey and Stephen Perrone.

Leonard F. Marinello: Mr. Marinello has served as the Chairman of the Board of PanAmerican Bank and a director of the Holding Corporation since June 2000. Mr. Marinello has been President and Chief Executive Officer of Allied Plating Supplies, Inc., a company engaged in the metal finishing business, from 1957 to the present, where he has been active in all phases of the business including domestic sales, international sales, manufacturing and finance. Mr. Marinello was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. During this time, he was an active member of that bank's Loan and Audit Committees. Mr. Marinello has also served as a director of several privately held companies, including Allied Plating Supplies, Inc. (Chairman), Arch Drain Block Co. (Chairman), Brick Oven Pizzeria and Royal Sport, Inc. Mr. Marinello is a graduate of the University of Miami, where he received a Bachelor's degree in Finance.

Philip C. Modder: Mr. Modder is a director of PanAmerican Bank and has been a director of the Holding Corporation since June 1992. He is the Regional President of Palm Beach County for the Bank. Mr. Modder has been involved in the banking industry in Palm Beach County for over 25 years. Modder was educated at the University of Wisconsin, Racine, Wisconsin, Evangel College, Springfield, Mo., and Florida Atlantic University, which granted him a B.S. Degree in 1969, in Finance and Accounting. Prior to organizing the subject Company, Mr. Modder was President and CEO and an organizing director of Mizner Bank located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County, as Senior Vice President and Area Manager of Atlantic National Bank for five years and Vice President and Branch Manager for eight years at Sun Bank. Mr. Modder serves as a Director and was a past Chairman of the Boca Raton Chamber of Commerce, and also serves as Chairman of the Boca Raton Airport Authority.

Stephen L. Perrone: Mr. Perrone is a director of PanAmerican Bank and has been a director of the Holding Corporation since September 2001. Mr. Perrone is also a member of the Audit Committee of the board of Holding Corporation. Mr. Perrone is Founder and President of Brickell Bay Capital Group, a private investment firm, which was formed in 1996. Prior to this, Mr. Perrone was a Partner with the Law Offices of Shutts & Bowen in Miami, Florida where he began his law career in 1968. During his time as a Partner at Shutts & Bowen, Mr. Perrone was

--------------------------------------------------------------------------------
involved in corporate mergers and acquisitions; formation and structuring of investment vehicles for U.S. and non-U.S. investors and businesses and U.S. income and estate planning matters. Mr. Perrone is also a Certified Public Accountant, licensed in Florida. Mr. Perrone has been active in community affairs, having been past President of the Miami Downtown Lions Club, and the Coral Gables South Miami Khoury Baseball League, where he was active for twelve years. He was a founding member and still is on the Board of the Archdiocese of Miami Education foundation. He has also served on the Boards of Gulliver Schools and the Miami City Ballet.

Joseph Rey: Mr. Rey has been a director of the Holding Corporation since December 2002. Mr. Rey received his B.A. from City University of New York in 1972. He began his career in New York City where he worked with Westinghouse Broadcasting Co., Buckley Broadcasting Co. and Golden West Broadcasting before moving to Miami, Florida in 1978 as the National Sales Manager for Storer Broadcasting. From 1980 to 1982 he was the General Manager of two Miami based radio stations, WCMQ AM and FM. In 1982 he became the Vice-President of Sales for Miami based TV Station, WDZL-TV. In 1982 he was a General Partner in an application for a new television station in Orlando, Florida, WRBW-TV. The FCC granted a construction permit in 1985, which was finalized in 1991. From 1985 to 1991 he was a Consultant to the broadcast industry and President of a data processing and telemarketing firm. From 1991 until the station was sold he was the General Manager of WRBW-TV. He is presently a partner in several investment partnerships with Susan Jaramillo and Stephen Perrone.

Eugene J. Strasser, M.D.: Dr. Strasser has been a director of the Holding Corporation since December 1992. He did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, Maryland where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own private hospital, Cosmeplast Center, in Coral Springs, Florida, where he has practiced medicine since 1981.

Alberto Valle: Mr. Valle is a director of PanAmerican Bank and has been a director of the Holding Corporation since September 2001. Mr. Valle is also a member of the Audit Committee of the board of Holding Corporation, and is a Member of the Bank's Loan & Discount Committee, Asset/Liability & Investment Committee, and the Audit & Examining Committee. Mr. Valle attended the Havana Institute in Havana, Cuba, where he received his Bachelor in Science. He has been employed with BMC Investments, Athlone of Florida, Inc. since 1987, where he is responsible for the direct supervision of the construction and administration of new developments in Stuart, Florida, Real Estate Holdings in Palm Beach County, and related Corporations. Mr. Valle was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. He also served as Vice President and Lending Officer for Commercial Bank & Trust Company from 1985 to 1988.

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

Based solely on review of the copies of Section 16(a) reports furnished to the Holding Corporation, it believes that none of the foregoing persons failed to file during 2002 on a timely basis, as disclosed in those forms, reports required to be filed by Section 16(a) of the Exchange Act.

                         ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF MANAGEMENT

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Holding Corporation for the years ended December 31, 2002, 2001, and 2000. The table includes information on the Philip C. Modder, a director and the Bank's Regional President for Palm Beach County, and Hugo A. Castro, a director and Bank's President and chief executive officer (collectively, the "Named Executive Officers"). No other current executive officer earned more than $100,000 in salary and bonus in 2002.


--------------------------------------------------------------------------------


                                      ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                            -------------------------------------   ----------------------------------------------------
        NAME AND                                    OTHER ANNUAL     SECURITIES UNDERLYING      LTIP        OTHER
  PRINCIPAL POSITION        YEAR        SALARY      COMPENSATION      OPTIONS / SARS (#)      LAYOUTS    COMPENSATION
  -------------------       -----       -------     -------------    -------------------   ------------  ---------------
Philip C. Modder,           2002       $125,000           -0-                       0            -0-       $ -0-
Director & Regional         2001       $125,000       $17,000(1)                    0            -0-       $ -0-
President Palm Beach        2000       $125,000       $17,000(1)               23,865            -0-       $ -0-
  County

Hugo A. Castro,             2002       $125,000           -0-                       0            -0-       $ -0-
President & CEO             2001       $150,000       $19,800(1)                    0            -0-       $ -0-
PanAmerican Bank            2000       $125,000       $19,800(1)              250,000            -0-       $ -0-


---------------
(1) Includes Term Life Insurance premiums and automobile allowances.

The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 2002.


 d                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                    ------------------------------------------------------------------    EXERCISE OR
                     NUMBER OF SECURITIES UNDERLYING  % OF TOTAL OPTIONS/SAR'S GRANTED     BASE PRICE    EXPIRATION
NAME                     OPTIONS/ SAR'S GRANTED          TO EMPLOYEES IN FISCAL YEAR       ($/SHARE)       DATE
-----               --------------------------------- --------------------------------   -------------  ------------
Philip C. Modder                    0                                0%                       -0-           -0-
Hugo A. Castro                      0                                0%                       -0-           -0-


The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION SAR VALUES

                        SHARES
                      ACQUIRED ON  VALUE         NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
NAME                   EXERCISE    REALIZED    UNEXERCISED OPTIONS/SAR'S AT FY-END        OPTIONS/SAR'S AT FY-END (1)
-----                  ---------   ---------   -----------------------------------        ---------------------------
Philip Modder           145,025     $ 47,978               47,730 / 0                               $-0-(2)
Hugo A. Castro            -0-         -0-                  183,333 / 0                              $-0-(3)

----------------
(1) At December 31, 2002, there was no market for the Holding Corporation's common stock, and any shares issued upon exercise of the options would have been restricted under the Securities Act.

(2) Average option exercise price was $1.25 per share. Mr. Modder waived 251,734 unexpired options with an average option exercise price of $3.64.

(3)  Average option exercise price was $0.35 per share.

EMPLOYMENT AGREEMENTS

Philip C. Modder has an Employment Agreement with the Bank dated April 25, 2000. The Employment Agreement expires March 31, 2003 unless either party notifies the other, sixty days prior to the expiration date. No such notice was delivered in 2003. The Employment Agreement further provides that Mr. Modder will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan.

Hugo A. Castro has an Employment Agreement with the Bank dated April 25, 2000. The Employment Agreement expires March 31, 2003 unless either party notifies the other, sixty days prior to the expiration date. No such notice was delivered in

--------------------------------------------------------------------------------

2003. The Employment Agreement further provides that Mr. Castro will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan. Mr. Castro's Employment Agreement also provided for the grant to him of options to purchase 250,000 shares of Class A common stock at $.35 per share that vested as to 50,000 shares on April 1, 2000, and as to the options for the remaining 200,000 shares, one third at the end of each successive year. The options are exercisable for a period of 5 years after vesting, but terminate 90 days after his separation from employment for any reason.

The Employment Agreements above contain provisions for additional compensation to the executive in the event of termination. Mr. Modder, Mr. Castro and other executive officers of the Company and the Bank will be considered for inclusion in a management incentive bonus plan and the Employee Stock Option Plan.

COMPENSATION OF DIRECTORS

At present the Holding Corporation does not compensate any of its directors for their services as directors, although it may do so in the future. The Holding Corporation may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Board has created a Compensation Committee which will be responsible for negotiating any future Employment Agreements, their amendments, stock option plans, 401-K's, and other compensation agreements for executive officers.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Holdng Corporation's Common Stock as of March 1, 2003, by each person known by the Holding Corporation to be the beneficial owner of more than five percent of all Classes of its voting securities.


NAME AND ADDRESS OF                                NUMBER OF               % OF OUTSTANDING
BENEFICIAL OWNER                                    SHARES                      SHARES
-------------------                                ---------               ----------------
First Bancorp                                       1,865,329                    7.1%
1519 Ponce de Leon Ave
San Juan, PR 00908

Martin & Edith Stein                                1,725,559 (2)                6.6%
3475 Sheridan St
Hollywood, FL 33021

Alberto Valle                                       1,377,053 (3)                5.3%
3475 Sheridan Street
Hollywood, FL 33021

----------------
(1)  Based on information supplied by the persons indicated.
(2)  Number of shares includes 679,157 shares owned by Mr. Stein's wife.
(3) Number of shares includes 1,377,053 shares held by corporations with which Mr. Valle has sole voting and shared investment power.

The following table sets forth information concerning the beneficial ownership of the Holding Corporation's common stock beneficially owned by each director, by each executive officer named in the compensation table, and by all directors and executive officers as a group, as of March 1, 2003. Both the numerator and denominator include options as if exercised.

--------------------------------------------------------------------------------


NAME (1)                                 SHARES OF COMMON STOCK          PERCENT OF CLASS
---------                                -----------------------         ----------------
R. David Butler, Jr. (2)                             41,891                     0.2%
Samuel S. Caliendo                                  293,382                     1.1%
Hugo A. Castro (3)                                  611,904                     2.4%
Nelson Famadas (4)                                  872,086                     3.4%
Michael E. Golden (5)                               958,000                     3.7%
Susan Jaramillo                                     316,186                     1.2%
Leonard F. Marinello                                671,428                     2.6%
Philip C. Modder (6)                                929,978                     3.6%
James F. Partridge                                  656,535                     2.5%
Stephen L. Perrone (7)                            1,235,149                     4.8%
Joseph Rey                                          316,186                     1.2%
Eugene J. Strasser (8)                              496,513                     1.9%
Martin Stein(9)                                   1,725,559                     6.6%
Alberto Valle (10)                                1,377,053                     5.3%
                                                  ---------                    ----
All directors & executive
officers as a group: 14 persons (11)             10,501,850                    40.5%

---------------------
(1) The business address of each of the persons identified above is at PanAmerican Bancorp, 3475 Sheridan Street Hollywood, Florida 33021.
(2) Number of shares includes 11,841 shares that are exercisable within 60 days.
(3) Number of shares includes options to purchase 183,333 shares that are exercisable within 60 days.
(4)    Number of shares includes 189,714 shares owned by Mr. Famadas's wife
(5) Number of shares includes 266,000 shares held by a corporation and with respect to which Mr. Golden has sole voting and shared investment power.
(6) Number of shares includes options to purchase 47,730 shares that are exercisable within 60 days, and 91,844 shares owned by Mr. Modder's wife.
(7) Number for shares includes 617,142 shares held by a limited partnership and 381,579 held by a corporation with respect to which Mr. Perrone has sole voting power and shared investment power.
(8) Number of shares includes 379,005 shares owned by Mr. Strasser's wife and options to purchase 100,841 shares that are exercisable within 60 days.
(9)    See footnote (2) to preceding table.
(10)   See footnote (3) to preceding table.
(11) Except as otherwise indicated above, the directors and officers own these shares directly.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

The Holding Corporation initiated a confidential private offering memorandum dated June 15, 2002, pursuant to SEC Rule 506 of Regulation D. The Offering is for a maximum of 5 million Units on a best efforts basis. Each Unit is offered at a price of $1.00 and consists of one share of common stock at $0.65, one "A" warrant at $0.20 and one "B" warrant at $0.15. The "A" warrants have a five year term exercisable at $0.80 each and the "B" warrants have a three year term exercisable at $0.70 each. The minimum purchase is 25,000 Units and the maximum purchase is capped at no greater than 9.9% of the outstanding common shares. The placement agent for the Offering is Franklin National Financial Group, LLC, Boca Raton, Florida ("Franklin"). Michael Golden, a Director, the President, CEO and


--------------------------------------------------------------------------------
shareholder of the Holding Corporation, is also the former Chairman of Franklin National Holding Corporation, the parent of Franklin, the placement agent with respect to this Offering. Mr. Golden resigned as of September 15, 2002, and his dual status was fully disclosed to the Holding Corporation and Franklin, and both entities consented to Franklin's retention in connection with this Offering. Through March 1, 2003 the offering has resulted in the total subscription of 1,946,000 Units to 25 investors at an aggregate price of $1,946,000.

The Holding Corporation initiated a private offering on May 1, 2002, of up to 2,000,000 shares of its common stock at a price of $0.47 per share. The offering was made on a restricted basis to certain non-employee directors for the purpose of enabling the Holding Corporation to continue to meet capitalization ratios under regulatory guidelines. The Offering, which expired May 17, 2002, resulted in the total sale or subscription of 1,879,681 shares of common stock to five investors/directors at an aggregate price of $883,450. The Holding Corporation made the Offering in reliance upon the exemptions from registration provided by sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of the SEC for sales by an issuer solely to accredited investors and not involving any public offering.

--------------------------------------------------------------------------------

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

  (a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)

  (b) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to PanAmerican Bancorp) (1)

  (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

  (d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

  (e) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - (10)

         (ii)   By-laws of the registrant (4)

4.1      Stock Certificate for Common Stock (11)

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

--------------------------------------------------------------------------------

10.8 Termination of Agreement Interest between Southern Security Bank Corporation and the Federal Reserve Bank of Atlanta, dated January 25, 2001 (8)

10.9 Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 - (9)

10.10 Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern Security Bank - filed herewith(11)

11.0     Statement of Computation of Per Share Earnings - N/A

15.0     Letter on Unaudited Interim Financial Information - N/A

18.0     Letter re change in accounting principles - N/A

19.0     Reports furnished to security holders - N/A

21.0     Subsidiaries of the registrant - filed herewith

22.0     Published report re matters submitted to vote - N/A

23.0     Consent of experts and counsel - filed herewith

24.0     Power of attorney - N/A

99.0     Additional Exhibits - N/A
----------

(1)    Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)    Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3) Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4) Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5) Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7) Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)    Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(9)    Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(10) Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.
(11)   Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002

       * Management compensation plan or arrangement.



--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PANAMERICAN BANCORP

March 31, 2003                             By: /s/ MICHAEL E. GOLDEN
                                               -------------------------------
                                           Name: Michael E. Golden
                                           Title:    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;


SIGNATURE                                           TITLE                                    DATE
----------                                          ------                                   ----
(i) Principal Executive Officer:

/s/ Michael E. Golden                               Chief Executive Officer                  March 31, 2003
-------------------------------------
Michael E. Golden

(ii) Principal Accounting & Financial Officer:
/s/ Alfredo M. Barreiro                             Treasurer                                March 31, 2003
-------------------------------------               (chief financial officer)
Alfredo M. Barreiro

(iii) Directors:

/s/ James F. Partridge                              Chairman of the Board                    March 31, 2003
-------------------------------------
James F. Partridge

/s/ Michael E. Golden                               President, CEO, Director                 March 31, 2003
-------------------------------------
Michael E. Golden

/s/ R. David Butler, Jr.                            Director                                 March 31, 2003
-------------------------------------
R. David Butler, Jr.

/s/ Samuel S. Caliendo                              Director                                 March 31, 2003
-------------------------------------
Samuel S. Caliendo

/s/ Hugo A. Castro                                  Director                                 March 31, 2003
-------------------------------------
Hugo A. Castro

/s/ Nelson Famadas                                  Director                                 March 31, 2003
-------------------------------------
Nelson Famadas

/s/ Susan Jaramillo                                 Director                                 March 31, 2003
-------------------------------------
Susan Jaramillo

/s/ Leonard F. Marinello                            Director                                 March 31, 2003
-------------------------------------
Leonard F. Marinello

/s/ Philip C. Modder                                Director                                 March 31, 2003
-------------------------------------
Philip C. Modder

/s/ Stephen L. Perrone                              Director                                 March 31, 2003
-------------------------------------
Stephen L. Perrone

/s/ Martin B. Stein
-------------------------------------
Martin B. Stein                                     Director                                 March 31, 2003

/s/ Eugene J. Strasser                              Director                                 March 31, 2003
-------------------------------------
Eugene J. Strasser

/s/ Joseph Rey                                      Director                                 March 31, 2003
-------------------------------------
Joseph Rey

/s/ Alberto Valle                                   Director                                 March 31, 2003
-------------------------------------
Alberto Valle

--------------------------------------------------------------------------------

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

  (c) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)

  (d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)

  (e) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 - (10)

         (ii)   By-laws of the registrant (4)

4.1      Stock Certificate for Class A Common Stock (11)

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


--------------------------------------------------------------------------------

10.9 Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corporation and Southern Security Bank, dated May 15, 2001 - (9)

10.10 Executive Employment Agreement dated April 1, 2000, between Hugo A. Castro and Southern Security Bank - (11)

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

19.0     Reports furnished to security holders - N/A

21.0     Subsidiaries of the registrant - filed herewith

22.0     Published report re matters submitted to vote - N/A

23.0     Consent of experts and counsel - N/A

24.0     Power of attorney - N/A

99.0     Additional Exhibits - N/A

---------
(1)    Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)    Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3) Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4) Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5) Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6) Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7) Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)    Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(9)    Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(10) Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.
(11)   Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002

       * Management compensation plan or arrangement.


--------------------------------------------------------------------------------

                                  CERTIFICATION

                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
         OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18, UNITED STATES CODE)

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of PanAmerican Bancorp, a Delaware corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Form 10-KSB") that:

      1) the Form 10-KSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 31, 2003                       /s/ Michael E. Golden
                                            ----------------------------------
                                            Michael E. Golden, President
                                            (Chief Executive Officer)







                                  CERTIFICATION

                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
         OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18, UNITED STATES CODE)

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of PanAmerican Bancorp, a Delaware corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Form 10-KSB") that:

      3) the Form 10-KSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      4) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 31, 2003
                                            /s/ Alfredo M. Barreiro
                                            -----------------------------------
                                            Alfredo M. Barreiro, Treasurer
                                            (chief financial officer)




--------------------------------------------------------------------------------

ITEM 14 - CONTROLS AND PROCEDURES

                                  CERTIFICATION

I, Michael Golden, certify that:


1. I have reviewed this annual report on Form 10-KSB of PanAmerican Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: March 31, 2003                       /s/ Michael E. Golden
                                            -----------------------------------
                                            Michael E. Golden, President
                                            (Chief Executive Officer)


--------------------------------------------------------------------------------

I, Alfredo Barreiro, certify that:

1. I have reviewed this annual report on Form 10-KSB of PanAmerican Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003

                                            /s/ Alfredo M. Barreiro
                                            -----------------------------------
                                            Alfredo M. Barreiro, Treasurer
                                            (chief financial officer)



--------------------------------------------------------------------------------