Form 10QSB
period 2003-03-31
PANAMERICAN BANCORP
filed 2003-05-15
CIK 1042521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the May 8, 2003 (latest practicable date):

                            Common Stock:             27,759,333 Update # shares

Transitional Small Business Disclosure Format (check one): YES [ ]; NO [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2003 and
                    December 31, 2002                                                               1

                  Consolidated Statements of Income and Comprehensive
                    Income for the Three Months Ended March 31, 2003 and 2002                       3

                  Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2003 and 2002                                                         4

                  Notes to Consolidated Financial Statements                                        5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                        8

         Item 3.  Controls and Procedures                                                          13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                13

         Item 2.  Changes in Securities and Use of Proceeds                                        14

         Item 3.  Defaults Upon Senior Securities                                                  14

         Item 4.  Submission of Matters to a Vote of Shareholders                                  14

         Item 5.  Other Information                                                                14

         Item 6.  Exhibits and Reports on Form 8-K                                                 14

PART III. OTHER INFORMATION

         Certification of Principal Executive Officer                                              18

         Certification of Principal Financial Officer                                              19



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       PANAMERICAN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

ASSETS                                                              March 31,        December 31,
                                                                      2003              2002
                                                                  (Unaudited)
                                                                  ------------       ------------
Cash and cash equivalents
   Cash and due from banks                                        $  3,692,950       $  2,730,195
   Federal funds sold                                               12,135,000          9,322,000
                                                                  ------------       ------------
      Total cash and cash equivalents                               15,827,950         12,052,195
Certificate of deposit in another financial institution                 98,359             96,813
Securities held to maturity                                          9,127,901         13,531,716
Securities available for sale                                           66,942             80,149
Federal Reserve Bank stock, at cost                                    273,000            273,000
Gross Loans                                                         68,011,864         60,784,193
Less: allowance for loan losses                                       (852,520)          (747,750)
                                                                  ------------       ------------
Loans, net                                                          67,159,344         60,036,443
Premises and equipment                                               1,726,905          1,599,912
Real estate owned & repossessed assets                                   6,050                 --
Accrued interest receivable                                            312,335            244,810
Goodwill                                                             1,953,540          1,953,540
Other assets                                                           433,359            341,555
                                                                  ------------       ------------
                                                                  $ 96,985,685       $ 90,210,133
                                                                  ============       ============

See notes to consolidated financial statements

                       PANAMERICAN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

LIABILITIES                                                        March 31,         December 31,
                                                                     2003                2002
                                                                  (Unaudited)
                                                                  ------------       ------------
Liabilities
   Noninterest bearing deposits                                   $ 20,164,311       $ 16,984,143
   Interest-bearing deposits                                        64,744,715         63,101,557
                                                                  ------------       ------------
   Total deposits                                                   84,909,026         80,085,700
   Securities sold under repurchase agreements                       1,750,830          1,421,652
   Notes payable                                                            --            250,000
   Other liabilities                                                   470,742            402,332
                                                                  ------------       ------------
      Total liabilities                                             87,130,598         82,159,684
                                                                  ------------       ------------

Minority interest in subsidiary                                         24,114             20,683
                                                                  ------------       ------------

Stockholders' equity
   Preferred Stock
   (Authorized: 5,000,000; Outstanding: 0)                                  --                 --
   Common Stock
   (Authorized: 100,000,000; Issued:
   March 31, 2003 28,159,333;
   December 31, 2002 25,792,210)                                       281,593            257,922
   Capital surplus                                                  17,971,460         15,774,429
   Accumulated deficit                                              (7,925,270)        (8,005,775)
   Accumulated other comprehensive income                                3,190              3,190
                                                                  ------------       ------------
                                                                    10,330,973          8,026,576
  Less:  subscription receivable                                      (500,000)                --
                                                                  ------------       ------------
     Total stockholders' equity                                      9,830,973          8,029,766
                                                                  ------------       ------------
                                                                  $ 96,985,685       $ 90,210,133
                                                                  ============       ============

See notes to consolidated financial statements

                       PANAMERICAN BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                   March 31,          March 31,
                                                                     2003                2002
                                                                  ------------       ------------
Interest income:
   Interest and fees on loans                                     $  1,083,647       $    887,582
   Interest and dividends on securities                                105,691             48,054
   Interest on federal funds sold & repurchase agreement                17,785             28,375
                                                                  ------------       ------------
      Total interest income                                          1,207,123            964,011
                                                                  ------------       ------------
Interest expense:
   Deposits                                                            310,909            260,073
   Other                                                                 7,715             18,827
                                                                  ------------       ------------
      Total interest expense                                           318,624            278,900
                                                                  ------------       ------------
NET INTEREST INCOME                                                    888,499            685,111
                                                                  ------------       ------------

   Provision for loan losses                                           103,000            100,000
                                                                  ------------       ------------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN
      LOSSES                                                           785,499            585,111
                                                                  ------------       ------------

Noninterest income:
   Service charges on deposit accounts                                 132,735            120,586
   Other                                                                    --              6,863
                                                                  ------------       ------------
      Total noninterest income                                         132,735            127,449
                                                                  ------------       ------------

Noninterest expenses:
   Salaries and employee benefits                                      416,292            732,234
   Occupancy and equipment                                             166,020            134,659
   Data and item processing                                             91,149            121,602
   Professional fees                                                    32,509             49,781
   Insurance                                                            27,691             30,385
   Other                                                               103,744            190,325
                                                                  ------------       ------------
      Total noninterest expense                                        837,405          1,258,986
                                                                  ------------       ------------
Income (loss) before minority
   interest in net income (loss) of subsidiary                          80,829           (546,426)
Minority interest in net (income) loss
   of subsidiary                                                          (324)             1,215
                                                                  ------------       ------------
NET INCOME (LOSS)                                                 $     80,505       $   (545,211)
                                                                  ============       ============

Basic and diluted earnings (loss) per share                       $       0.00       $      (0.03)
                                                                  ============       ============

COMPREHENSIVE INCOME                                              $     80,505       $   (574,615)
                                                                  ============       ============

                 See notes to consolidated financial statements

                       PANAMERICAN BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                 March 31, 2003     March 31, 2002
                                                                 --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash provided by (used in) operating activities            $    190,062       $   (471,489)
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Prepayments on available for sale securities                         13,207                 --
   Maturities and prepayments of held to maturity
      securities                                                     4,352,646          2,064,162
   Purchase of Federal Reserve Bank and/or
     Federal Home Loan Bank stock                                           --            (64,400)
   Loan originations, net                                           (7,231,951)        (3,592,818)
   Proceeds from sale of other real estate & repossessed
      assets                                                                --            352,910
   Purchase of premises and equipment, net                            (174,522)          (268,620)
                                                                  ------------       ------------
    Net cash used in investing activities                           (3,040,620)        (1,508,766)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                          4,823,326          1,523,506
   Net increase in repurchase agreements                               329,178          1,294,757
   Net decrease in notes payable                                      (250,000)                --
   Proceeds from issuance of stock                                   1,720,702                 --
   Increase (decrease) in minority interest                              3,107                961
                                                                  ------------       ------------
      Net cash provided by financing activities                      6,626,313          2,819,224
                                                                  ------------       ------------

Net increase in cash and cash equivalents                            3,775,755            838,969

Beginning cash and cash equivalents                                 12,052,195          9,602,401
                                                                  ------------       ------------
ENDING CASH AND CASH EQUIVALENTS                                  $ 15,827,950       $ 10,441,370
                                                                  ============       ============

See notes to consolidated financial statements

                       PANAMERICAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company is a bank holding company regulated by the Federal Reserve that owns 99.8% of the outstanding capital stock of PanAmerican Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve. All material intercompany balances and transactions have been eliminated.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                     Three Months Ended    Three Months Ended
                                                                           March 31,            March 31,
                                                                              2003                2002
                                                                     ------------------    ------------------
         Net income (loss) as reported                                     $  80,505            $(545,211)
         Deduct: Stock-based compensation expense
           determined under fair value based method                           (3,779)              (3,938)
                                                                           ---------            ---------
           Pro forma net income                                            $  76,726            $(549,149)
                                                                           =========            =========

         Basic and diluted earnings (loss) per share as reported           $    0.00            $   (0.03)
                                                                           =========            =========
         Pro forma basic and diluted earnings (loss) per share             $    0.00            $   (0.03)
                                                                           =========            =========

                       PANAMERICAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  BASIS OF PRESENTATION AND DISCLOSURE

Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of PanAmerican Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE 3.  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Three Months Ended March 31                                 2003                 2002
---------------------------                             ------------        ------------
Balance, beginning of year                              $    747,750        $    513,601
Total charge-offs                                             (2,972)             (1,782)
Recoveries                                                     4,742              22,365
Provision for loan losses                                    103,000             100,000
                                                        ------------        ------------
Allowance for loan losses at end of period              $    852,520        $    634,184
                                                        ============        ============
Gross Loans                                             $ 68,011,864        $ 48,625,480
Allowance for loan losses to gross loans                        1.25%               1.30%
Classified loans                                        $    850,200        $    466,374

NOTE 4.  CAPITAL ADEQUACY

                                                                          For Capital Adequacy
                                                                          Purposes Under Prompt
March 31, 2003                                                              Corrective Action
PanAmerican Bank                                         Bank                   Provisions
-----------------------                                  -----            ---------------------
Total Risk-Based Ratio:
Tier 1 Capital + ALLL                  $ 8,175,000
                                       -----------
Risk Weighted Assets                   $71,860,000   =   11.38%                  > 8.00%

                       PANAMERICAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  CAPITAL ADEQUACY (Continued)


Tier 1 Risk-Based Ratio:
Tier 1 Capital                                       $ 7,323,000
                                                     -----------
Risk Weighted Assets                                 $71,860,000   =   10.19%             > 4.00%

Tier 1 Leverage Ratio:
Tier 1 Capital                                       $ 7,323,000
                                                     -----------
Average Quarterly Assets                             $86,487,000   =   8.47%              > 4.00%

NOTE 5.  BASIC AND DILUTED EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

                                                                  Three Months      Three Months
                                                                     Ended              ended
                                                                    March 31,         March 31,
                                                                      2003              2002
                                                                  ------------      ------------
Basic earnings per share
  Net income (loss)                                               $     80,505      $   (545,211)
 Weighted average shares outstanding                                23,625,528        21,704,838
                                                                  ------------      ------------
  Basic earnings (loss) per share                                 $       0.00      $      (0.03)
                                                                  ============      ============

Diluted earnings per share
Net income                                                        $     80,505      $   (545,211)
Weighted average shares outstanding                                 23,625,528        21,704,838

Dilutive effect of assumed exercise of stock options and
  warrants                                                             760,217
                                                                  ------------      ------------
Diluted average shares outstanding                                  24,385,745        21,704,838
                                                                  ------------      ------------
Diluted earnings (loss) per share                                 $       0.00      $      (0.03)
                                                                  ============      ============

NOTE 6.  SUBSEQUENT EVENTS

Effective on the record date of May 15, 2003 or as early as May 12, 2003 if the transfer agent can effectuate the transfers, PanAmerican implemented a reverse 1:5 stock and warrant split. Pursuant to the reverse split, five warrants, regardless of class, will be equivalent to one new warrant in each respective class, and five shares of common stock will be equivalent to one new share of common stock.

In March, 2003, PanAmerican executed a non-binding Letter of Intent with Gulf Bank, a Florida State chartered bank, for PanAmerican's acquisition of the assets of Gulf Bank and for the assumption of certain liabilities. PanAmerican has recently decided not to pursue any transaction with Gulf Bank. No contract with Gulf Bank has been executed by PanAmerican Bank and no liabilities have created as a result of PanAmerican's decision not to pursue a transaction with Gulf Bank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of PanAmerican Bank Corporation ("Company") and its subsidiary PanAmerican Bank ("Bank") for the three month period ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2002 TO MARCH 31,
2003

The Company continues to focus on increasing assets while enhancing the overall operating efficiency of the institution. As outlined below, the Company has been able to stabilize net income during the past three quarters through the declining interest rate environment. The

Company continues to monitor the declining economic conditions and the effect on the loan portfolio, including the increase of nonperforming loans.

FINANCIAL CONDITION

Total assets increased by $6.8 million, or 7.5%, from $90.2 million at December 31, 2002, to $97.0 million at March 31, 2003, with the increase invested principally in loans. The increase in total assets was primarily the result of increased deposits as well as the sale of Company common stock.

The Company's short-term investments, primarily consisting of federal funds sold ("fed funds") and available-for-sale investments, increased by $2.8 million to $12.2 million at March 31, 2003, from $9.4 million at December 31, 2002. This increase in short-term investments is the result of a $4.4 million decrease in securities held to maturity since December 31, 2002.

The Company's net loans receivable increased by $7.1 million or 11.8%, to $67.2 million at March 31, 2003, from $60.0 million at December 31, 2002. The increase in these earning assets was the result of additional loan activity from the branches.

The allowance for loan losses reflects management's judgment of the level of allowance adequate to provide for probable incurred losses, based upon the following factors: (1) the general economic conditions; (2) the credit condition of its customers, as well as the underlying collateral, if any; (3) historical experience; and (4) the average maturity of its loan portfolio. The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation.

Deposits increased 6.0% to $84.9 million on March 31, 2003 from $80.1 million at December 31, 2002. The increase was the result of additional deposit activity from the Hollywood, Grovegate and Boca Raton locations.

Interest Bearing Deposits at March 31, 2003

         NOW Accounts                        $ 7,936,595
         Money Market Accounts                35,357,091
         Savings Accounts                      1,816,852
         CD's Under $100M                      9,246,528
         CD's $100M and more                  10,387,649
                                             -----------
                                             $64,744,715
                                             ===========

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans increased from $466,374 at December 31, 2002 to $850,220 at March 31, 2003. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate or repossessed assets at December 31, 2002 and $6,050 at March 31, 2003. This amount represents credit facilities where the bank purchase accounts receivables from customers which defaulted under the original terms of the respected agreements due to adverse economic conditions.

                                                                    March 31,       December 31,
                                                                      2003              2002
                                                                  ------------      ------------
Classified Loans                                                  $    850,220      $    466,374
Other Real Estate Owned & Repossessions                                  6,050                --
                                                                  ------------      ------------
Total Classified and Other                                        $    856,270      $    466,374
                                                                  ============      ============
Percent Classified and Other / Gross Loans                                1.26%             0.77%
Gross Loans                                                       $ 68,011,864      $ 60,784,193

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2003 and December 31, 2002.

(Dollars in Thousands)                                    March 31,2003    December 31, 2002
                                                          -------------    -----------------
Nonaccrual loans
Real estate                                                   $     0            $   0
Commercial                                                         54               28
Accrual loans - Past Due 90 days or more
Commercial                                                      1,072                0
Installment                                                         5                7
Restructured loans                                                  0                0
Real estate & repossessions                                         0                0
                                                              -------            -----
Total nonperforming assets                                    $ 1,077            $  35
                                                              =======            =====

Total nonperforming assets have increased in 2003 from 2002 by $1,042 million. Nonaccrual loans increased by $26,000. Accrual loans over 90 days increased by $1,070 million. In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

ALLOWANCE FOR LOAN LOSS ALLOCATION AT MARCH 31, 2003

         Allowance - Domestic                          $ 852,520
         Allowance - Foreign                                  --
         Allowance - Unallocated                              --
                                                       ---------
         Total Allowance For Loan Losses               $ 852,520
                                                       =========

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $852,520 at March 31, 2003. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at March 31, 2003.

CAPITAL

The Company's total stockholders' equity was $9.8 million at March 31, 2003, an increase of $1.8 million, or 22.5%, from $8.0 million at December 31, 2002. The increase is due primarily to the sale of common stock as well as the net profit in the quarter.

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


Bank Capital Ratios          March 31, 2003      December 31, 2002          Adequate           Well Capitalized
-------------------          --------------      -----------------          --------           ----------------
Total risk-weighted               11.4%               10.9%                   >8%                    >10%
capital:
Tier I risk-weighted              10.2%                9.7%                   >4%                     >6%
capital:
Tier 1 Leverage:                   8.5%                7.1%                   >4%                     >5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk. The Company will continue to obtain private placement funding, and is considering a secondary public offering to allow the Company to increase in assets and still meet its capital requirements.

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

The Company's liquidity at March 31, 2003, consisted of $15.8 million in cash and cash equivalents and available-for-sale investments, for a total of $15.9 million, compared with a total of $12.1 million at year-end 2002, a decrease of approximately $3.8 million (31.4%).

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month period ended March 31, 2003 and 2002. The net profit recognized for the three months ended March 31, 2003 was $80,505 compared to a loss of $545,211 for the three month period ended March 31, 2002. This was a positive change of $625,716. Earnings for the three months as compared to the same period last year were primarily impacted by a decrease in salaries and benefits as well as an increase in net interest income.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2003 was $888,499 as compared to $685,111 for the three months ended March 31, 2002, an increase of $203,388 or 29.7%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increased by $57,637 from $48,054 for the three month period ended March 31, 2002, compared to $105,691 for the three month period ended March 31, 2003, due primarily to an increase in the average balance of such investments. Interest and fees on loans increased by $196,065 (22.1%) in the three months ended March 31, 2003 as compared to the same period in 2002. The increase in loan income resulted from an increase in average loan balances outstanding from the period ended March 31, 2002 to the period ended March 31, 2003, and was partially offset by lower interest rates.

Total interest expense increased $39,724 (14.2%) from $278,900 for the three months ended March 31, 2002 to $318,624 for the three months ended March 31, 2003. The interest expense increase was primarily the result of higher rates paid on money market accounts in order to attract such deposits offset in part by a $19.9 million decrease in interest bearing deposit account balances to $20.1 million at March 31, 2003 from $40.0 million at March 31, 2002. Management decreased the money market rates subsequent to March 31, 2003.

NONINTEREST EXPENSE

Total noninterest expense decreased by $419,352, or 33.3% from $1.3 million at March 31, 2002 to $839,634 at March 31, 2003. The decrease resulted primarily from a decrease in salaries and employee benefits of $315,942 or 43.1% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in salaries and benefits resulted from the additional expense related to severance payments for the quarter ended March 31, 2002, which did not occur in the first quarter of 2003, as well as an overall reduction in the number of employees from the same period in the prior year. Occupancy and equipment expenses increased $31,361 (23.3%) from $134,659 at March 31, 2002, to $166,020 at March 31, 2003, while data and item processing expenses decreased $30,453 (25.0%) due to the PAB acquisition and its subsequent data and item processing conversion. Other uncategorized expenses decreased $85,581 (44.9%) from $190,325 at March 31, 2002, to $103,744 at March 31, 2003, due primarily to the operation of the temporary Boca Raton office.

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

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been recorded for the three months ended March 31, 2002 because there was no expectation at that time that losses generated would be utilized in the future. No income tax expense has been provided for the three months ended March 31, 2003 due to the reversal of the valuation allowance that existed as of December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp's management, including our Chief Executive Officer and Controller, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of March 31, 2003. Subsequent to the date of their evaluation, our Chief Executive Officer and Controller have concluded that there were no significant changes in PanAmerican's internal controls or in other factors that could significantly affect its internal controls.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

On April 11, 2003, the stockholders of the Company approved a one-for-five (1-for-5) reverse stock split ("Reverse Stock Split"). In order for the Company's shares to be publicly traded on the American Stock Exchange ("AMEX"), its stock is required to meet several criteria including that of an initial trading share price. The Reverse Stock Split will facilitate the Company's future realization of an exchange's minimum trading price eligibility for listing. The Record Date of the Reverse Stock Split is May 15, 2003.

From January 1, 2003 through March 31,2003, (though some investments were concluded on April 1, 2003 and are effective March 31, 2003), PanAmerican engage in a private offering of units, consisting of one share of common stock, one three year warrant and one five year warrant, priced at $1 per unit. Each unit issued is exempt from registration pursuant to Rule 506, Regulation D of the Rules of the U.S. Securities and Exchange Commission. From this offering, PanAmerican raised gross capital of $1,922,123. After the deduction of selling commissions of $156,937 paid to the placement agent, and $346 in other selling costs, PanAmerican received $1,764,839.90 in new net capital. PanAmerican issued a total of 1,922,123 shares of common stock, 1,922,123 three year warrants and 1,922,123 five year warrants of 1,922,123 units.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         A Special Meeting of Stock Holders was held on April 11, 2003 to consider and take action upon a reverse stock split of between a one-for-three (1-for-3) and a one-for-eight (1-for-8) reverse stock split ("Reverse Stock Split") as determined by the Board of Directors based on market conditions and other relevant factors; and to amend by a corresponding decrease the Directors Stock Option Plan, the Employees Stock Option Plan, all outstanding stock options, and all outstanding common share warrants.

Total shares voted      27,656,333      Total in favor        17,667,255

Item 5.  Other Information

         None.

Item 6.  Exhibits and reports on Form 8-K

The following exhibits are filed as part of this report.

2.1              Agreement and Plan of Merger by and between Southern Security Financial                 (1)
                 Corporation and PanAmerican Bancorp, dated October 31, 1997
2.2              Certificate of Merger of  PanAmerican  Bancorp into Southern Security Financial         (1)
                 Corporation, under Florida law, dated November 10, 1997
2.3              Articles of Merger of PanAmerican Bancorp into Southern Security Financial              (1)
                 Corporation, under Florida law, dated November 12, 1997
3.(i)            Articles of Incorporation
     (a)         Certificate of Incorporation of PanAmerican Bancorp, dated October 3, 1996              (2)
     (b)         Certificate of Amendment of Certificate of Incorporation of Southern Security           (1)
                 Financial Corporation, dated November 12, 1997 (changing name to PanAmerican
                 Bancorp)
     (c)         Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp,        (2)
                 dated January 17, 1998
     (d)         Certificate of Amendment of Incorporation of PanAmerican Bancorp dated December         (3)
                 21, 1999
     (e)         Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp,       (10)
                 dated November 13, 2001
     (ii)        By-laws of the registrant                                                               (4)
4.1              Stock Certificate for Class A Common Stock                                              (4)
10.1             Executive Employment Agreement of Philip C. Modder, dated June 11, 1992,                (4) *
                 together with Amendment No. 1 thereto
10.2             Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant         (4) *
                 relating to modification of the compensation arrangements for Philip C. Modder
10.3             Agreement between PanAmerican Bancorp and the Federal Reserve Bank of Atlanta,          (5)
                 dated February 13, 1995
10.4             Agreements, dated June 30, 1999, between Philip C. Modder and PanAmerican               (6) *
                 Bancorp, concerning compensation under his Employment Agreement (6)
10.5             Termination Agreement with James L. Wilson, dated February 11, 2000                     (3) *
10.6             Agreements, dated March 31, 2000, between Philip C. Modder and PanAmerican              (8)
                 Bancorp, concerning compensation under his Employment Agreement
10.7             Executive Employment Agreement dated April 1, 2000, between Harold L. Connell           (7)
                 and PanAmerican Bancorp
10.8             Termination of Agreement Interest between PanAmerican Bancorp and the Federal           (8)
                 Reserve Bank of Atlanta, dated January 25, 2001
10.9             Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank            (9)
                 Corp. and Southern security Bank, dated May 15, 2001
11.0             Statement of Computation of Per Share Earnings -                                        N/A

15.0             Letter on Unaudited Interim Financial Information    -                                  N/A
18.0             Letter re change in accounting principles     -                                         N/A
19.0             Reports furnished to security holders     -                                             N/A
22.0             Published report re matters submitted to vote     -                                     N/A
23.0             Consent of experts and counsel     -                                                    N/A
24.0             Power of attorney     -                                                                 N/A
99.1             Other Exhibits                                                                          N/A
*                Management compensation plan or arrangement.
(1)              Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)              Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.
(3)              Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4)              Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)              Filed as an exhibit to Form 10-KSB/A of the registrant filed on June 10, 1998.
(6)              Filed as an exhibit to Form 10-QSB of the registrant filed on August 16, 1999.
(7)              Filed as an exhibit to Form 10-QSB of the registrant filed on May 16, 2000.
(8)              Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(9)              Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(10)             Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PANAMERICAN BANCORP



May 14, 2003                             By: /s/ Michael E. Golden
                                             ---------------------
                                             Name: Michael E. Golden
                                             Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                             Title                        Date

(i) Principal Executive Officer:      Chief Executive Officer      May 14, 2003

/s/ Michael E. Golden
---------------------
Michael E. Golden

(ii) Principal Accounting and
Vice President And Controller         Chief Financial Officer      May 14, 2003
Financial Officer

/s/ Alfredo M. Barreiro
-----------------------
Alfredo M. Barreiro

                  Certification of Principal Executive Officer

I, Michael E. Golden, certify that:

1)       I have reviewed this quarterly report on Form 10-QSB of PanAmerican
         Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Michael E. Golden
--------------------------------------
President and Chief Executive Officer

                  Certification of Principal Financial Officer

I, Alfredo M. Barreiro, certify that:

1)       I have reviewed this quarterly report on Form 10-QSB of PanAmerican
         Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Alfredo M. Barreiro
-----------------------------
Vice President and Controller