Form 10QSB
period 2003-06-30
PANAMERICAN BANCORP
filed 2003-08-14
CIK 1042521

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                           Commission File No: 0-22911

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the August 12, 2003:

                             Common Stock: 5,691,866

   Transitional Small Business Disclosure Format (check one): YES [ ]; NO [X]

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2003 and
                     December 31, 2002                                                                    1

                  Consolidated Statements of Income
                     for the Six Months Ended June 30, 2003 and 2002                                      3

                  Consolidated Statements of Income for the Three
                     Months Ended June 30, 2003 and 2003                                                  4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2003 and 2002                                                                5

                  Consolidated Statement of Comprehensive Income (Loss)                                   6

                  Notes to Consolidated Financial Statements                                              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     10

         Item 3.  Controls and Procedures                                                                 16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                       1

         Item 2.  Changes in Securities and Use of Proceeds                                               17

         Item 3.  Defaults Upon Senior Securities                                                         17

         Item 4.  Submission of Matters to a Vote of Shareholders                                         17

         Item 5.  Other Information                                                                       18

         Item 6.  Exhibits and Reports on Form 8-K                                                        18


PART III. OTHER INFORMATION

         Certification of Principal Executive Officer                                                     22

         Certification of Principal Financial Officer                                                     24

         Certification  of Sarbanes-Oxley Act of 2002                                                     26


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PANAMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------


                                                   June 30,            December 31,
                                                     2003                  2002
                                                 ------------          ------------
                                                 (Unaudited)
ASSETS
     Cash and due from banks                     $  3,293,726          $  2,730,195
     Federal funds sold                             5,370,000             9,322,000
                                                 ------------          ------------
         Total cash and cash equivalents            8,663,726            12,052,195

     Certificate of deposits                          100,226                96,813
     Securities held to maturity                   12,142,301            13,531,716
     Securities available for sale                  9,030,377                80,149
     Federal Reserve Bank stock, at cost              242,200               273,000

     Gross Loans                                   65,532,636            60,784,193
     Less:  allowance for loan losses                (882,960)             (747,750)
                                                 ------------          ------------
         Loans, net                                64,649,676            60,036,443
     Premises and equipment                         1,827,680             1,599,912
     Real estate owned & repo's                        54,690                    --
     Accrued interest receivable                      294,184               244,810
     Goodwill                                       1,953,540             1,953,540
     Other assets                                     432,136               341,555
                                                 ------------          ------------

         Total assets                            $ 99,390,736          $ 90,210,133
                                                 ============          ============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------


                                                                          June 30,           December 31,
                                                                             2003                  2002
                                                                         ------------          ------------
                                                                        (Unaudited)
LIABILITIES
     Noninterest bearing deposits                                        $ 17,384,865          $ 16,984,143
     Interest-bearing deposits                                             69,570,757            63,101,557
                                                                         ------------          ------------
         Total deposits                                                    86,955,622            80,085,700
     Securities sold under repurchase agreements                            2,566,942             1,421,652
     Notes payable                                                                                  250,000
     Other liabilities                                                        440,147               402,332
                                                                         ------------          ------------
         Total liabilities                                                 89,962,711            82,159,684

         Minority interest in subsidiary                                       23,666                20,683

Stockholders' equity
     Preferred stock (authorized:  5,000,000; outstanding: 0)
     Common stock (authorized: 20,000,000; outstanding:
       June 30, 2003 - 5,691,866; December 31, 2002 - 5,158,442)              284,593               257,922
     Capital surplus                                                       18,172,914            15,774,429
     Accumulated deficit                                                   (8,382,216)           (8,005,775)
     Accumulated other comprehensive income (loss)                            (20,932)                3,190
                                                                         ------------          ------------
                                                                           10,054,359             8,026,576
     Less: subscription receivable                                            650,000                    --
                                                                         ------------          ------------
         Total stockholders' equity                                         9,404,359             8,026,576
                                                                         ------------          ------------

              Total liabilities and stockholders' equity                 $ 99,390,736          $ 90,210,133
                                                                         ============          ============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              PANAMERICAN BANCORP
                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED
                     Six months ended June 30, 2003 and 2002

--------------------------------------------------------------------------------


                                                                       June 30,            June 30,
                                                                         2003               2002
                                                                     -----------          -----------
Interest income:
     Interest and fees on loans                                      $ 2,155,446          $ 1,802,199
     Interest and dividends on securities                                200,967              113,295
     Interest on federal funds sold and repurchase agreement              33,041               52,335
                                                                     -----------          -----------
                                                                       2,389,454            1,967,829
Interest expense:
     Deposits                                                            583,870              427,142
     Other                                                                10,937               36,944
                                                                     -----------          -----------
                                                                         594,807              464,086
                                                                     -----------          -----------

NET INTEREST INCOME                                                    1,794,647            1,503,743

Provisions for loan losses                                               703,000              115,000
                                                                     -----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,091,647            1,388,743

Noninterest income:
     Service charges on deposit accounts                                 287,720              264,674
     Other                                                                    --                6,863
                                                                     -----------          -----------
                                                                         287,720              271,537
Noninterest expenses:
     Salaries and employee benefits                                      848,416            1,195,125
     Occupancy and equipment                                             348,540              392,316
     Data and item processing                                            178,818              263,809
     Professional fees                                                    85,448              145,947
     Insurance                                                            60,091               58,221
     Other                                                               235,126              266,881
                                                                     -----------          -----------
                                                                       1,756,439            2,322,299
                                                                     -----------          -----------

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET
  INCOME (LOSS) OF SUBSIDIARY                                           (376,072)            (662,019)

Minority interest in net (income) loss of subsidiary                         631                1,382
                                                                     -----------          -----------

NET INCOME (LOSS)                                                    $  (376,441)         $  (660,637)
                                                                     ===========          ===========

Basic and diluted earnings (loss) per share                          $     (0.07)         $     (0.03)
                                                                     ===========          ===========
Weighted average number of common shares, basic and dilutive           5,390,368            4,475,836
                                                                     ===========          ===========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                 CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED
                    Three months ended June 30, 2003 and 2002

--------------------------------------------------------------------------------


                                                                      June 30,              June 30,
                                                                        2003                 2002
                                                                     -----------          -----------
Interest income:
     Interest and fees on loans                                      $ 1,071,799          $   914,617
     Interest and dividends on securities                                 95,276               65,241
     Interest on federal funds sold & repurchase agreement                15,256               23,960
                                                                     -----------          -----------
                                                                       1,182,331            1,003,818
Interest expense:
     Deposits                                                            272,961              167,069
     Other                                                                 3,222               18,117
                                                                     -----------          -----------
                                                                         276,183              185,186
                                                                     -----------          -----------

NET INTEREST INCOME                                                      906,148              818,632

Provisions for loan losses                                               600,000               15,000
                                                                     -----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      306,148              803,632

Noninterest income:
     Service charges on deposit accounts                                 154,985              144,088
     Other                                                                    --                   --
                                                                     -----------          -----------
                                                                         154,985              144,088
Noninterest expenses:
     Salaries and employee benefits                                      432,124              462,891
     Occupancy and equipment                                             182,520              257,657
     Data and item processing                                             87,669              142,207
     Professional Fees                                                    52,939               96,166
     Insurance                                                            32,400               27,836
     Other                                                               131,383               76,557
                                                                     -----------          -----------
                                                                         919,034            1,063,314
                                                                     -----------          -----------

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET
  INCOME (LOSS) OF SUBSIDIARY                                           (457,901)            (115,594)

Minority interest in net (income) loss of subsidiary                         955                1,382
                                                                     -----------          -----------

NET INCOME (LOSS)                                                    $  (456,946)         $  (114,212)
                                                                     ===========          ===========

Basic and diluted earnings (loss) per share                          $     (0.08)         $     (0.01)
                                                                     ===========          ===========
Weighted average number of common shares, basic and dilutive           5,561,687            4,944,037
                                                                     ===========          ===========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                     Six months ended June 30, 2003 and 2002

--------------------------------------------------------------------------------


                                                                            June 30,             June 30,
                                                                              2003                  2002
                                                                          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash provided by (used in) operating activities                   399,346              (328,050)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of available for sale securities                             (9,015,021)                   --
     Maturities and paydowns of available for sale securities                   26,197                    --
     Purchases of held to maturity securities                               (4,424,280)                   --
     Maturities and paydowns of held to maturity securities                  5,753,225                    --
     Net cash flows from available for sale securities                              --            (2,206,943)
     Net cash flows from held to maturity securities                                --                    --
     (Purchase) sale of Federal Reserve Bank/Federal
     Home Loan Bank stock                                                       30,800               (64,400)
     Loan originations, net                                                 (5,370,923)           (5,316,011)
     Purchase of premises and equipment, net                                  (331,794)             (290,133)
                                                                          ------------          ------------
              Net cash provided by (used in) investing activities          (13,331,796)           (7,866,765)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease)
     securities sold under repurchase agreements                             1,145,290               897,215
     Net change in note payable                                               (250,000)                   --
     Net increase (decrease) in deposits                                     6,869,922             6,920,666
     Net proceeds from issuance of stock                                     1,775,155               881,770
     Increase (decrease) in minority interest                                    3,614                10,721
                                                                          ------------          ------------

         Net cash provided by (used in) financing activities                 9,543,981             8,699,650
                                                                          ------------          ------------

Net increase (decrease) in cash and cash and equivalents                    (3,388,469)              504,834

Cash and cash equivalents, beginning                                        12,052,195             9,602,401
                                                                          ------------          ------------

CASH AND CASH EQUIVALENTS, ENDING                                         $  8,663,726          $ 10,107,235
                                                                          ============          ============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                                  STATEMENTS OF
                    COMPREHENSIVE INCOME (LOSS) -- UNAUDITED

--------------------------------------------------------------------------------


                                                                                         Six months ended June 30,
                                                                                     ----------------------------------
                                                                                       2003                     2002
                                                                                     ---------                ---------
Net loss                                                                             $(376,441)               $(660,637)
Other comprehensive loss:
     Change in unrealized gain (loss) on securities available for sale                 (24,842)                 (18,752)
                                                                                     ---------                ---------

Comprehensive loss                                                                   $(400,563)               $(679,389)
                                                                                     =========                =========




                                                                                        Three months ended June 30,
                                                                                     ----------------------------------
                                                                                       2003                     2002
                                                                                     ---------                ---------
Net loss                                                                             $(456,946)               $(114,212)
Other comprehensive loss:
     Change in unrealized gain (loss) on securities available for sale                 (24,842)                  10,652
                                                                                     ---------                ---------

Comprehensive loss                                                                   $(481,788)               $(103,560)
                                                                                     =========                =========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

PanAmerican Bancorp ("Company") is a bank holding company regulated by the Federal Reserve that owns 99.8% of the outstanding capital stock of PanAmerican Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve. All material intercompany balances and transactions have been eliminated.

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


                                                                   Six Months Ended        Six Months Ended
                                                                       June 30,                June 30,
                                                                         2003                     2002
                                                                   ----------------        ----------------
Net income (loss) as reported                                         $(376,441)               $(660,637)
Deduct: Stock-based compensation expense
  determined under fair value based method                               (7,558)                  (7,876)
                                                                      ---------                ---------
  Pro forma net income                                                $(383,999)               $(668,513)
                                                                      =========                =========

Basic and diluted earnings (loss) per share as reported               $   (0.07)               $   (0.03)
                                                                      =========                =========
Pro forma basic and diluted earnings (loss) per share                 $   (0.07)               $   (0.03)
                                                                      =========                =========


--------------------------------------------------------------------------------

                                   (Continued)

NOTE 2. BASIS OF PRESENTATION AND DISCLOSURE

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE 3.  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                        Six months ended
                                                                           June 30,
                                                          -----------------------------------------
                                                               2003                         2002
                                                          ------------                 ------------

     Balance, beginning of year                           $    747,750                 $    513,601
     Total charge-offs                                        (573,412)                     (12,412)
     Recoveries                                                  5,622                       22,565
     Provision for loan losses                                 703,000                      115,000
                                                          ------------                 ------------

         Allowance balance at end of period               $    882,960                 $    638,754
                                                          ============                 ============

     Gross loans                                          $ 65,532,636                 $ 50,338,044
     Allowance to total loans and discount                        1.35%                        1.27%

Impaired loans were as follows:


                                                             June 30,                  December 31,
                                                              2003                         2002
                                                          ------------                 ------------
     Loans with no allocated allowance
       for loan losses                                    $         --                 $         --
     Loans with allocated allowance
       for loan losses                                       1,221,444                      747,147
                                                          ------------                 ------------

                                                          $  1,221,444                 $    747,147
                                                          ============                 ============





--------------------------------------------------------------------------------

                                   (Continued)

Nonperforming loans were as follows:


                                                           June 30,             December 31,
                                                            2003                   2002
                                                           --------             -------------

Loans past due over 90 days still on accrual               $308,000               $438,000
Nonaccrual loans                                            968,000                 28,000



NOTE 4.  CAPITAL ADEQUACY

                                                                               For Capital
                                                                             Adequacy Purposes
                                                                               Under Prompt
June 30, 2003                                                                Corrective Action
Panamerican Bank                                                  Bank          Provisions
----------------                                                  ----       ------------------
Total risk-based ratio:
     Tier 1 capital + ALLL            $  8,202,000
     Risk weighted assets               72,865,000               11.26%             8%

Tier 1 risk-based ratio:
     Tier 1 capital                   $  7,319,000
     Risk weighted assets               72,865,000               10.04%             4%

Tier 1 leverage ratio:
     Tier 1 capital                   $  7,319,000
     Average quarterly assets           87,325,000                8.38%             4%





--------------------------------------------------------------------------------

                                   (Continued)

NOTE 5.  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following summarizes the computation of basic and diluted earnings per share.


                                                           Three Months              Three Months
                                                              Ended                     Ended
                                                             June 30,                  June 30,
                                                               2003                       2002
                                                            -----------                -----------
Basic and diluted earnings (loss) per share
  Net income (loss)                                         $  (456,946)               $  (114,212)
  Weighted average shares outstanding                       $ 5,561,687                  4,944,037
                                                            -----------                -----------
  Basic and diluted earnings (loss) per share               $     (0.08)               $      (.05)
                                                            ===========                ===========



                                                             Six Months                Six Months
                                                               Ended                     Ended
                                                              June 30,                  June 30,
                                                               2003                       2002
                                                            -----------                -----------
Basic and diluted earnings (loss) per share
  Net income (loss)                                         $  (376,441)               $  (660,637)
  Weighted average shares outstanding                         5,390,368                  4,475,836
                                                            -----------                -----------
  Basic and diluted earnings (loss) per share               $     (0.07)               $     (0.15)
                                                            ===========                ===========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank ("Bank") for the six month period ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the Company and the Bank, the financial services industry, and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgments relating to, and discussion of, the provision and allowance for loan losses involve judgments as to future events and are inherently forward-looking




--------------------------------------------------------------------------------

                                   (Continued)
statements. Assessments that the Company's acquisitions and other growth endeavors will be profitable are necessarily statements of belief as to the outcome of future events, based in part on information provided by others which the Company has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which the Company relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. PanAmerican Bancorp and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements whether as a result of new information, future events, or otherwise.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
DECEMBER 31, 2002 TO JUNE 30, 2003

FINANCIAL CONDITION

Total assets increased by $9,180,736, or 10.2%, from $90,210,133 at December 31, 2002, to $99,390,736 at June 30, 2003, with the increase invested principally in loans. The increase in total assets was primarily the result of increased deposits. The Company's short-term investments, primarily consisting of federal funds sold ("fed funds"), available-for-sale and held to maturity investments, increased by $3,581,427 to $26,885,105 at June 30, 2003, from $23,303,678 at
December 31, 2002. This increase in short-term investments is the result of increased deposits of $6,869,922 million since December 31, 2002. The Company's gross loans receivable increased by $4,748,443 or 7.8%, to $65,532,636 at June 30, 2003, from $60,784,193 at December 31, 2002. The increase in these earning assets was the result of additional loan activity from the branches.

ASSET QUALITY AND NON-PERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $882,960 at June 30, 2003. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash



--------------------------------------------------------------------------------

                                   (Continued)
flows expected to be received on impaired loans that may be susceptible to significant change. During the second quarter, the allowance for loan losses policy was revised to comply with the current accounting guidance. The Bank's allowance for loan and credit losses was analyzed and deemed to be adequate at June 30, 2003.

The Company's classified assets increased from $466,374 at December 31, 2002 (.77% of total loans) to $1,276,133 at June 30, 2003 (1.95% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate at December 31, 2002 and $54,690 at June 30, 2003.


                                                          June 30,                 December 31,
                                                            2003                      2002
                                                        -----------                -----------
Classified loans and discount                           $ 1,221,443                $   466,374
Other real estate owned and repossessions                    54,690                          0
                                                        -----------                -----------

    Total classified and other                          $ 1,276,133                $   466,374
                                                        ===========                ===========

Percent classified and other/total loans                       1.95%                       .77%
Gross loans                                             $65,532,636                $60,875,883


Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2003 and December 31, 2002.

(Dollars in Thousands)                  June 30,2003              December 31, 2002
                                        ------------              -----------------
Nonaccrual loans
Real estate                               $  695                     $  0
Commercial  and consumer                     273                       28
Accrual loans
Commercial                                   163                      431
Installment                                   68                        7
Restructured  loans                           22                        0
Real estate & repossessions                   55                        0
                                          ------                     ----
Total nonperforming assets                $1,276                     $466
                                          ======                     ====


Total nonperforming assets have increased in 2003 from 2002 by $810,000. Nonaccrual loans increased by $940,000 from December 31, 2002. Of the total nonperforming loans, $695,000 consists of loans secured by real estate and $273,000 consists of other commercial loans. The greater part of increase in nonaccrual loans represents obligations from U.S. corporations that are currently facing economic hardship due to the economic deterioration of some Latin American economies. Accrual loans over 90 days increased by $308,000. In


--------------------------------------------------------------------------------

                                   (Continued)
management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.


LIABILITIES

Deposits increased to $89,955,622 on June 30, 2003 from $80,085,700 at December 31, 2002. The increase was the result of additional deposit activity from the Grovegate and Boca Raton locations.
     Interest Bearing Deposits at June 30, 2003

                  NOW Accounts                            $    6,817,287
                  Money Market Accounts                       27,428,756
                  Savings Accounts                             1,606,965
                  CD's Under $100M                            13,238,020
                  CD's $100M and more                         20,479,729
                                                          --------------
                                                          $   69,570,757
                                                          ==============

CAPITAL

The Company's total stockholders' equity was $9,404,359 at June 30, 2003, an increase of $1,77,783, or 17.2%, from $8,026,576 at December 31, 2002. The increase is due primarily to a capital infusion from a private offering in May 2003.

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


--------------------------------------------------------------------------------

                                   (Continued)

Bank Capital Ratios           June 30, 2003      December 31, 2002          Adequate           Well Capitalized
-------------------           -------------      -----------------          --------           ----------------
Total risk-weighted              11.26%               10.9 %                  >8 %                   >10%
capital:
Tier I risk-weighted             10.04%                9.7 %                  >4 %                    >6%
capital:
Tier 1 Leverage:                  8.38%                7.1 %                  >4 %                    >5%


The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk. The Company will continue to obtain private placement funding, and is considering a secondary public offering to allow the Company to increase in assets and still meet its capital requirements.

LIQUIDITY

The Company's principal sources of liquidity and funding are generated by the operations the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company's liquidity at June 30, 2003, consisted of $8,663,726 in cash and cash equivalents and $9,030,377 in available-for-sale investments, for a total of $17,694,103 , compared to a total of $12,132,344 at year-end 2002, an increase of approximately $5,561,759 or 45.8%.

RESULTS OF OPERATIONS

Comparison of results in this section is for the six month period ended June 30, 2003 and 2002. The net loss recognized for the six months ended June 30, 2003 was $ 376,441 compared to a loss of $660,637 for the six month period ended June 30, 2002. This was a positive change of $284,196. Earnings for the six months as compared to the same period last year were primarily impacted by a decrease of operating expenses and increase of net interest income, offset by an increase in the provision for loan losses.

The net loss recognized for the three months ended June 30, 2003 was $456,946 compared to a loss of $114,212 for the three month period ended June 30, 2002. This was a negative change of $342,734. This was primarily the result of an increase in the provision for loan losses. See the Asset Quality and Nonperforming Assets Section for further discussion.


--------------------------------------------------------------------------------

                                   (Continued)

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2003 was $1,794,647 as compared to $1,503,743 for the six months ended June 30, 2002, an increase of $290,904 or 19.3%. Net interest income before provision for loan losses for the three months ended June 30, 2003 was $906,148 as compared to $818,632 for the three months ended June 30, 2002, an increase of $87,516 or 10.7%.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) and Federal Reserve Bank stock increase by $68,378 from $165,630 for the six month period ended June 30, 2002, compared to $234,008 for the six month period ended June 30, 2003, due primarily to a increase in volume of investments. Interest and fees on loans increased by $353,247 (19.6%) in the six months ended June 30, 2003 as compared to the same period in 2002. The increase in loan income resulted from an increase in total loan balances outstanding from $60,784,193 at June 30, 2002 to $65,532,636 at June 30, 2003.

Total interest expense increased $130,721 (28.2%) from $464,086 for the six months ended June 30, 2002 to $594,807 for the six months ended June 30, 2003. The increase in Interest expense was primarily the result of an increase in interest bearing deposit account balances to $69,570,757 at June 30, 2003 from $63,101,557 at June 30, 2002. Total interest expense increased $90,997 (49.13%) from $185,186 for the three months ended June 30, 2002 to $276,183 for the three months ended June 30, 2003. The increase in interest expense was primarily attributed to the increase in volume of time deposits at the Boca Raton branch.

Total noninterest income increased $16,183 (6.0%) from $271,537 for the six months ended June 30, 2002 to $287,720 for the six months ended June 30, 2003. The increase of total other income was primarily the result of increased wire transfer activity and related charges as well as a new fee schedule.

NON INTEREST EXPENSE

Total noninterest expense for the six month period decreased by $565,860, or 24.4% from $2,322,299 at June 30, 2002 to $1,756,439 at June 30, 2003. The
increase for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 resulted primarily to a decreased in salaries and employee benefits. There was a decrease in salaries and employee benefits of $346,709 (29.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due primarily to an decrease in staffing. Occupancy and equipment expenses decreased for the six month period $43,776 (11.2%) from $392,316 at June 30, 2002, to $348,540 at June 30, 2003 due to better administration and cancellation of unnecessary contracts. Occupancy and equipment expenses decrease for the three month period $75,137 (29.16%) from $257,657 at June 30, 2002, to $182,520 at June 30, 2003.


--------------------------------------------------------------------------------

                                   (Continued)

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

During the second quarter, the Bank charged-off $562,497 in loans. Loan charged-off relating to business manager accounts totaled $215,389. After careful review of the operations of the business manager product, management has determined the product line will be phased out. The remaining business manager relationships, totaling $2,639,265 are outstanding to customers who have maintain a relationship with the bank for over five years. An additional charge-off of $347,107 was incurred related to a commercial engineering company engaged in the development of hospitals, airports, and public facilities. Due to the current economic hardship experienced by the Company, management has deemed the facility a loss.

As a result of the increase in nonperforming loans and charge-offs above, management determined a provision was needed totaling $600,000 for the three months ending June 30, 2003.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ended June 30, 2003 and 2002 because there was no expectation at that time that losses generated would utilized in the future.

SUBSEQUENT EVENTS

Effective on the record date of July 15, 2003 or if the transfer agent can effectuate the transfers, PanAmerican implemented a reverse 1:5 stock and warrant split. Pursuant to the reverse split, five warrants, regardless of class, will be equivalent to one new warrant in each respective class, and five shares of common stock will be equivalent to one new share of common stock.

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of PanAmerican


--------------------------------------------------------------------------------

Bancorp's management, including our Chief Executive Officer and Controller, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our Chief Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of June 30, 2003. Subsequent to the date of their evaluation, our Chief Executive Officer and Controller have concluded that there were no significant changes in PanAmerican's internal controls or in other factors that could significantly affect its internal controls.

CHANGES IN INTERNAL CONTROLS

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Controller; including any corrective actions with regard to significant deficiencies and material weaknesses. As we continue to review our allowance for loan loss policy, management has continued to improve and strengthen its controls surrounding this area.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

On April 11, 2003, the stockholders of the Company approved a one-for-five (1-for-5) reverse stock split ("Reverse Stock Split"). In order for the Company's shares to be publicly traded on the NASDAQ Small Caps, its stock is required to meet several criteria including that of an initial trading share price. The Reverse Stock Split will facilitate the Company's future realization of an exchange's minimum trading price eligibility for listing. The Record Date of the Reverse Stock Split is July 15, 2003.

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

Item 3. Defaults Upon Senior Securities

            None.


--------------------------------------------------------------------------------

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

10.1             Executive Employment Agreement of Philip C. Modder, dated June 11, 1992,                (4) *
                 together with Amendment No.1 thereto

10.2             Minutes of Meeting of June 6, 1997, of the Board of Directors of the registrant         (4) *
                 relating to modification of the compensation arrangements for Philip C. Modder


--------------------------------------------------------------------------------


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

-----------

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


--------------------------------------------------------------------------------

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

August 11, 2003                            By: /s/ MICHAEL E. GOLDEN
                                               -------------------------------
                                           Name: Michael E. Golden
                                           Title: Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                                     Title                                     Date
---------                                     -----                                     ----
(i) Principal Executive Officer:              Chief Executive Officer                   August 14 , 2003


/s/ MICHAEL E. GOLDEN
---------------------
Michael E. Golden


(ii) Principal Accounting and Financial       Vice President And Controller             August 14, 2003
Officer                                       (chief financial officer)


/s/ ALFREDO M. BARREIRO
-----------------------
Alfredo M. Barreiro





--------------------------------------------------------------------------------