Form 10QSB
period 2003-09-30
PANAMERICAN BANCORP
filed 2003-11-14
CIK 1042521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                           Commission File No: 0-22911

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12 , 2003:

                            Common Stock: 5,892,126
                                          ---------

   Transitional Small Business Disclosure Format (check one): YES [ ]; NO [X]

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.Financial Statements (unaudited)

                  Consolidated Balance Sheets as of September 30, 2003 and
                     December 31, 2002                                                                    1

                  Consolidated Statements of Income
                     for the Nine Months Ended September 30, 2003 and 2002                                3

                  Consolidated Statements of Income for the Three
                     Months Ended September 30, 2003 and 2002                                             4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                    September 30, 2003 and 2002                                                           5

                  Consolidated Statement of Comprehensive Income (Loss)                                   6

                  Notes to Consolidated Financial Statements                                              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    10

         Item 3.  Controls and Procedures                                                                22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      23

         Item 2.  Changes in Securities and Use of Proceeds                                              23

         Item 3.  Defaults Upon Senior Securities                                                        23

         Item 4.  Submission of Matters to a Vote of Shareholders                                        23

         Item 5.  Other Information                                                                      23

         Item 6.  Exhibits and Reports on Form 8-K                                                       23



                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PANAMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002



                                                    September 30,            December 31,
                                                        2003                    2002
                                                    ------------             ------------
                                                    (Unaudited)
ASSETS
     Cash and due from banks                        $  3,948,992             $  2,730,195
     Federal funds sold                                3,490,000                9,322,000
                                                    ------------             ------------
         Total cash and cash equivalents               7,438,992               12,052,195

     Certificate of deposits                                  --                   96,813
     Securities held to maturity                      12,495,846               13,531,716
     Securities available for sale                     9,923,998                   80,149
     Federal Reserve Bank stock, at cost                 242,200                  273,000

     Gross loans                                      66,013,066               60,784,193
     Less:  allowance for loan losses                   (738,667)                (747,750)
                                                    ------------             ------------
         Loans, net                                   65,274,399               60,036,443
     Premises and equipment                            1,772,583                1,599,912
     Real estate owned and repo's                         17,800                       --
     Accrued interest receivable                         362,898                  244,810
     Goodwill                                          1,953,540                1,953,540
     Other assets                                        516,309                  341,555
                                                    ------------             ------------

         Total assets                               $ 99,998,565             $ 90,210,133
                                                    ============             ============



          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002


                                                                              September 30,           December 31,
                                                                                  2003                    2002
                                                                              ------------             ------------
                                                                              (Unaudited)

LIABILITIES
     Noninterest bearing deposits                                             $ 17,761,735             $ 16,984,143
     Interest-bearing deposits                                                  69,033,433               63,101,557
                                                                              ------------             ------------
         Total deposits                                                         86,795,168               80,085,700
     Securities sold under repurchase agreements                                 2,645,786                1,421,652
     Notes payable                                                                      --                  250,000
     Other liabilities                                                             482,809                  402,332
                                                                              ------------             ------------
         Total liabilities                                                      89,923,763               82,159,684

         Minority interest in subsidiary                                            23,579                   20,683

Stockholders' equity
     Preferred stock (authorized:  5,000,000; outstanding: 0)
     Common stock (authorized: 20,000,000; outstanding:
       September 30, 2003- 5,892,126; December 31, 2002-5,158,442)                 294,593                  257,922
     Capital surplus                                                            19,105,555               15,774,429
     Accumulated deficit                                                        (8,275,502)              (8,005,775)
     Accumulated other comprehensive income (loss)                                 (73,423)                   3,190
                                                                              ------------             ------------
                                                                                11,051,223                8,029,766
     Less:  subscription receivable                                              1,000,000                       --
                                                                              ------------             ------------
         Total stockholders' equity                                             10,051,223                8,029,766
                                                                              ------------             ------------

              Total liabilities and stockholders' equity                      $ 99,998,565             $ 90,210,133
                                                                              ============             ============



          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                  CONSOLIDATED STATEMENTS OF INCOME-- UNAUDITED
                  Nine months ended September 30, 2003 and 2002


                                                                        September 30,          September 30,
                                                                            2003                  2002
                                                                        -----------             -----------
Interest income:
     Interest and fees on loans                                         $ 3,234,458             $ 2,709,076
     Interest and dividends on securities                                   360,181                 203,929
     Interest on federal funds sold and repurchase agreement                 44,889                  72,386
                                                                        -----------             -----------
                                                                          3,639,528               2,985,391
Interest expense:
     Deposits                                                               891,116                 663,098
     Other                                                                   13,495                  56,578
                                                                        -----------             -----------
                                                                            904,611                 719,676
                                                                        -----------             -----------

NET INTEREST INCOME                                                       2,734,917               2,265,715

Provisions for loan losses                                                  753,000                 147,000
                                                                        -----------             -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,981,917               2,118,715

Noninterest income:
     Service charges on deposit accounts and fees                           473,529                 427,803
     Gain on sale of securities held to maturity                             37,921                      --
     Other                                                                       --                   1,668
                                                                        -----------             -----------
                                                                            511,450                 429,471
Noninterest expenses:
     Salaries and employee benefits                                       1,284,927               1,583,519
     Occupancy and equipment                                                547,149                 395,687
     Data and item processing                                               220,098                 365,753
     Professional fees                                                      132,065                 171,793
     Insurance                                                              109,902                  89,256
     Other                                                                  469,074                 541,543
                                                                        -----------             -----------
                                                                          2,763,215               3,147,551
                                                                        -----------             -----------

INCOME BEFORE MINORITY INTEREST IN NET
  INCOME OF SUBSIDIARY                                                     (269,848)               (599,365)

Minority interest in net income of subsidiary                                   121                     845
                                                                        -----------             -----------

NET INCOME                                                              $  (269,727)            $  (598,520)
                                                                        ===========             ===========

Basic and diluted earnings per share                                    $     (0.05)            $     (0.13)
                                                                        ===========             ===========
Weighted average number of common shares, basic and dilutive              5,571,905               4,597,327
                                                                        ===========             ===========


          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                  CONSOLIDATED STATEMENTS OF INCOME-- UNAUDITED
                 Three months ended September 30, 2003 and 2002


                                                                      September 30,           September 30,
                                                                          2003                    2002
                                                                      -----------             -----------
Interest income:
     Interest and fees on loans                                       $ 1,079,012             $   906,877
     Interest and dividends on securities                                 159,214                  90,634
     Interest on federal funds sold & repurchase agreement                 11,848                  20,051
                                                                      -----------             -----------
                                                                        1,250,074               1,017,562
Interest expense:
     Deposits                                                             307,246                 235,956
     Other                                                                  2,558                  19,634
                                                                      -----------             -----------
                                                                          309,804                 255,590
                                                                      -----------             -----------

NET INTEREST INCOME                                                       940,270                 761,972

Provisions for loan losses                                                 50,000                  32,000
                                                                      -----------             -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       890,270                 729,972

Noninterest income:
     Service charges on deposit accounts  and fees                        185,809                 163,129
     Gain on sale of securities held to maturity                           37,921                      --
     Other                                                                     --                  (5,195)
                                                                      -----------             -----------
                                                                          223,730                 157,934
Noninterest expenses:
     Salaries and employee benefits                                       436,511                 388,394
     Occupancy and equipment                                              198,609                 179,204
     Data and item processing                                              41,280                 101,944
     Professional fees                                                     46,617                  25,846
     Insurance                                                             49,811                  31,035
     Other                                                                233,948                  98,829
                                                                      -----------             -----------
                                                                        1,006,776                 825,252
                                                                      -----------             -----------

INCOME BEFORE MINORITY INTEREST IN NET
  INCOME OF SUBSIDIARY                                                    107,224                  62,654

Minority interest in net income of subsidiary                                (510)                   (537)
                                                                      -----------             -----------

NET INCOME                                                            $   106,714             $    62,117
                                                                      ===========             ===========

Basic and diluted earnings per share                                  $      0.02             $      0.01
                                                                      ===========             ===========
Weighted average number of common shares, basic                         5,797,463               4,944,038
                                                                      ===========             ===========
Weighted average number of common shares, dilutive                      5,874,702               4,944,038
                                                                      ===========             ===========


          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                  Nine months ended September 30, 2003 and 2002


                                                                          September 30,          September 30,
                                                                              2003                   2002
                                                                         ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $   (269,727)            $   (598,520)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Net accretion on securities                                               67,090                  (28,181)
     Provision for loan and lease losses                                      753,000                  147,000
     Depreciation and amortization                                            172,662                  175,833
     Gain on sale of investments                                              (37,821)                      --
     Minority interest in net income (loss) of subsidiary                        (121)                    (845)
     (Increase) decrease in other assets                                     (251,542)               1,002,234
     Increase (decrease) in other liabilities                                  80,478                  (30,945)
                                                                         ------------             ------------
Net cash provided by operating activities                                     514,019                  666,576
                                                                         ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of available for sale securities                           (10,000,000)                      --
     Maturities and paydowns of available for sale securities                  38,238                       --
     Proceeds from sales of available for sales securities                  1,041,337                       --
     Purchases of held to maturity securities                              (8,923,665)                      --
     Maturities and paydowns of held to maturity securities                 9,016,542                       --
     Net cash flows from available for sale securities                             --               (7,156,774)
     Purchase sale of Federal Reserve Bank/Federal
      Home Loan Bank stock                                                         --                  (64,400)
     Loan originations, net                                                (6,008,756)              (7,357,404)
     Purchase of premises and equipment, net                                 (345,331)                (307,417)
                                                                         ------------             ------------
              Net cash used in investing activities                       (15,181,635)             (14,885,995)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in federal funds purchased and
       securities sold under repurchase agreements                          1,224,134                1,860,054
     Net change in note payable                                              (250,000)                (250,000)
     Net increase in deposits                                               6,709,468               13,815,359
     Net proceeds from issuance of stock                                    2,367,797                1,743,576
     Increase in minority interest                                              3,014                    5,504
                                                                         ------------             ------------

         Net cash provided by financing activities                         10,054,413               17,174,493
                                                                         ------------             ------------

Net (decrease) increase in cash and cash and equivalents                   (4,613,203)               2,955,074

Cash and cash equivalents, beginning                                       12,052,195                9,602,401
                                                                         ------------             ------------

CASH AND CASH EQUIVALENTS, ENDING                                        $  7,438,992             $ 12,557,475
                                                                         ============             ============


          See accompanying notes to consolidated financial statements.

                               PANAMERICAN BANCORP
                           CONSOLIDATED STATEMENTS OF
                     COMPREHENSIVE INCOME (LOSS)-- UNAUDITED



                                                                                   Nine months ended September 30,
                                                                                  -------------------------------
                                                                                     2003                  2002
                                                                                  ---------             ---------

Net loss                                                                          $(269,727)            $(598,520)
Other comprehensive (loss) gain:
     Change in unrealized (loss) gain on securities available for sale              (76,613)               18,093
                                                                                  ---------             ---------

Comprehensive loss                                                                $(346,340)            $(580,427)
                                                                                  =========             =========


                                                                                  Three months ended September 30,
                                                                                  -------------------------------
                                                                                     2003                  2002
                                                                                  ---------             ---------

Net income                                                                        $ 106,714             $  62,117
Other comprehensive (loss) gain:
     Change in unrealized (loss) gain on securities available for sale              (93,791)               18,273
                                                                                  ---------             ---------

Comprehensive income                                                              $  12,923             $  80,390
                                                                                  =========             =========


          See accompanying notes to consolidated financial statements.

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


                                                               Nine Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                                      2003                  2002
                                                               -----------------     -----------------

Net income (loss) as reported                                      $(269,727)            $(598,520)
Deduct: Stock-based compensation expense
  determined under fair value based method                            (9,120)               (3,779)
                                                                   ---------             ---------
  Pro forma net income (loss)                                      $(278,847)            $(602,299)
                                                                   =========             =========

Basic and diluted earnings (loss) per share as reported            $   (0.05)            $   (0.13)
                                                                   =========             =========
Pro forma basic and diluted earnings (loss) per share              $   (0.05)            $   (0.13)
                                                                   =========             =========


NOTE 2. BASIS OF PRESENTATION AND DISCLOSURE

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE 3. SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Bank entered into a definitive agreement to purchase certain assets and assume certain liabilities of Gulf Bank of Miami, Florida. The Bank intends to purchase approximately $40 million of loans and $25 million of cash and assume $65 million of deposits. Additionally, the Bank intends to lease Gulf Bank branches in the Miami-Dade County, Florida area. The agreement is subject to approval by federal and state banking regulators.

NOTE 4. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                             Nine months ended
                                                               September 30,
                                                  --------------------------------------
                                                      2003                      2002
                                                  ------------              ------------
Balance, beginning of year                        $    747,750              $    513,601
Total charge-offs                                     (785,630)                  (24,284)
Recoveries                                              23,547                    24,652
Provision for loan losses                              753,000                   147,000
                                                  ------------              ------------

    Allowance balance at end of period            $    738,667              $    660,969
                                                  ============              ============

Gross loans                                       $ 66,013,066              $ 52,367,565
Allowance to total loans and discount                     1.12%                     1.26%



Impaired loans were as follows:


                                                            September 30,        December 31,
                                                                2003                2002
                                                             ----------            --------
     Loans with no allocated allowance
        for loan losses                                      $1,120,230            $     --
     Loans with allocated allowance
       for loan losses                                          213,261             747,147
                                                             ----------            --------

                                                             $1,333,491            $747,147
                                                             ==========            ========


Nonperforming loans were as follows:

                                                            September 30,        December 31,
                                                               2003                2002
                                                             ----------            --------
     Loans past due over 90 days still on accrual            $   85,856            $438,123
     Nonaccrual loans                                         1,247,635              27,901


NOTE 5.  CAPITAL ADEQUACY
                                                                For Capital
                                                             Adequacy Purposes
                                                               Under Prompt
September 30, 2003                                           Corrective Action
PanAmerican Bank                                  Bank          Provisions
----------------                                  ----      ------------------

Total risk-based ratio:
     Tier 1 capital + ALLL        $ 8,327,000
     Risk weighted assets          78,705,000     10.6%            8%

Tier 1 risk-based ratio:
     Tier 1 capital               $ 7,588,000
     Risk weighted assets          78,705,000      9.6%            4%

Tier 1 leverage ratio:
     Tier 1 capital               $ 7,588,000
     Average quarterly assets      99,189,000      7.7%            4%


On September 30, 2003, the Company filed an SB-2 registration statement with the U.S. Securities and Exchange Commission for permission to sell units to the public comprised of one share of common stock and two warrants with each warrant providing for the purchase of one share of common stock and it intends to receive from between $6 and $7 million from the offering if the offering is declared effective by the U.S. Securities and Exchange Commission.

NOTE 6.  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

                                                                              Nine Months            Nine Months
                                                                                 Ended                  Ended
                                                                             September 30,          September 30,
                                                                                  2003                    2002
                                                                               -----------             --------
Basic and diluted loss per share
  Net loss                                                                     $  (269,727)         $  (598,520)
  Weighted average shares outstanding, basic and diluted                         5,571,905            4,597,327
  Basic and diluted loss per share                                             $     (0.05)         $     (0.13)
                                                                               ===========          ===========



                                                                              Three Months          Three Months
                                                                                 Ended                  Ended
                                                                             September 30,          September 30,
                                                                                   2003                   2002
                                                                               -----------             --------
Basic earnings per share
  Net income                                                                   $   106,714          $    62,117
 Weighted average shares outstanding, basic                                      5,797,463            4,944,038
  Basic earnings per share                                                        $  0. 02          $      0.01
                                                                               ===========          ===========

Diluted earnings per share
  Net income                                                                    $  106,714          $    62,117
 Weighted average shares outstanding, diluted                                    5,874,702            4,944,038
  Diluted earnings per share                                                   $     0. 02          $      0.01
                                                                               ===========          ===========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank ("Bank") for the nine month period ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

GENERAL

The Company's primary market and service area is Broward, Miami-Dade and Palm Beach Counties. It operates three full service banking offices in the area. The Company has grown significantly since the merger with PanAmerican Bank in December 2001. In that merger, the Company acquired assets totaling $36.2 million and assumed liabilities totaling $30.9 million. Since the merger, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. At the same time, management is analyzing the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. The Company has been reducing the net loss since 2001. Our net loss was $269,727 for the nine months ended September 30, 2003 as compared to losses of $507,949 and $1,114,524 for the years 2002 and 2001. Earnings in the nine months ended September 30, 2003 were negatively impacted by the need to add $753,000 to the allowance for loan losses. Management believes that as a result of their efforts to control operating expenses, and to maintain or improve net interest margin, the Company will experience a small loss for the year 2003 and will be profitable in future years.

As of September 30, 2003, the Company had total assets of $100.0 million, loans of $65.3 million, deposits of $86.8 million and stockholders' equity of $10.1 million.

Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and are intensifying our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $2.4 million. Our legal lending limit was approximately $2.4 million as of September 30, 2003, and this limit accommodates the vast majority of credit opportunities we encounter.

LIQUIDITY

The Company's principal sources of liquidity and funding are generated by the operations the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company's liquidity at September 30, 2003, consisted of $7,438,992 in cash and cash equivalents and $9,923,998 in available-for-sale investments, for a total of $17,362,990, compared to a total of $12,132,344 at year-end 2002, an increase of approximately $5,230,646 or 43.1%.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
  DECEMBER 31, 2002 TO SEPTEMBER 30, 2003

FINANCIAL CONDITION

Total assets increased by $9,788,432, or 10.9%, from $90,210,133 at December 31, 2002, to $99,998,565 at September 30, 2003, with the increase invested principally in loans and securities available for sale.

Gross loans receivable increased by $5,228,873 or 8.6%, to $66,013,066 at September 30, 2003, from $60,784,193 at December 31, 2002. The increase in these earning assets was the result of additional loan activity from the branches, primarily in the greater Boca Raton area. The Bank has no direct loans to foreign entities at September 30, 2003, however, some of the Bank's loans are to U.S. corporations which may do business with companies in foreign countries.

Short-term investments and cash, primarily consisting of federal funds sold, available-for-sale investments and cash, increased by $5,133,833 to $17,362,990 at September 30, 2003, from $12,229,157 at December 31, 2002.

This increase in short-term investments and loans is primarily the result of increases in deposits and stockholders' equity of $6,709,468 and $2,021,457 since December 31, 2002.

ASSET QUALITY AND NON-PERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $738,667 at September 30, 2003, and which when analyzed by Management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss reserve. The evaluation process includes analyzing general conditions in the local, regional and national economy as well components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accruals, classified assets, non-performing assets and gross and net loan balances. In computing the adequacy of the loan loss reserve, management employs the following methodology:


     General Reserves: The methodology used in establishing general reserves is based on a broad risk analysis of the portfolio. All significant portfolio segments, including off balance sheet risk and concentrations, are analyzed. The amount of the general allocation is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management's subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. The Bank currently utilizes the following formula in determining its General Reserves:

         >> Total non-classified loans with a risk grade of nominal to low carry no required general reserve.

         >> Total non-classified loans with a risk grade of moderate to high carry a required general reserve of one percent.

         >> Total non-classified consumer loans secured by automobiles and services by others carry an additional general reserve of 1/5 of one percent.

         >> Total loans classified as "substandard", and not considered to be significant commercial and industrial loans, carry a required general reserve of 15 percent.

         >> Total loans classified as "doubtful", and not considered to be significant commercial and industrial loans, carry a required general reserve of 50 percent.

         >> Total loans classified as "loss" carry a required general reserve of 100 percent.


     Specific Reserves: All significant commercial and industrial loans classified as either "substandard" or "doubtful" are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with FASB Statement No. 114, and a specific reserve is very common for significant credits classified as either "substandard" or "doubtful." The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

Management's estimation of losses within the loan portfolio has increased during the current year over the level of actual loan losses during fiscal year 2002, which prompted increases in the loan loss reserve through provision expenses over and above the level necessitated by ongoing growth of the loan portfolio. The $753,000 increase to the loan loss reserve was required to facilitate actual charge offs totaling $785,630 on the sale of repossessed vehicles under the consumer loan portfolio, actual and anticipated losses on three commercial loan accounts and anticipated losses on one residential real estate loan. The charge offs and increase in reserve were partially offset by recoveries totaling $23,547.

Management has further identified its Business Manager relationships as a principle area of concern and has taken action to phase out the same. Business Manager is a specialized loan product that requires a high level of monitoring to control risk. All Business Manager accounts are secured by a first lien position on the customer's accounts receivable. Additional security typically includes a first lien position on all other business assets as well. Real estate mortgages on the principals' residences further secure two Business Manager accounts and life insurance policies are typically obtained. Cash collateral reserves are maintained at a minimum level equivalent to 10 percent of the outstanding balances and are adjusted upward monthly to 25 and 50 percent based upon invoice aging. Account receivable insurance is maintained and fraud insurance coverage is available up to $100,000 for each non-construction related business.


Prior problems within the Business Manager portfolio initially resulted from the discounted sale of fraudulent invoices to the Bank under the program. As the fraud was detected through the normal account verification process, the facilities were canceled and insurance claims were filed on behalf of the Bank. Losses in excess of the $100,000 per account fraud insurance coverage limit were charged off. Subsequent problems were identified with construction-related sub-contractors under the program as habitual slow payment throughout the construction industry impaired collection and resulted in recourse default under the agreement(s.) As such, these companies were required to execute settlement agreements with the Bank for repayment.

After careful review of the Business Manager product, management decided the product did not fit well with the Bank's current product mix. The Bank's program director and primary account processor for the Business Manager program left the Bank during the first quarter of 2003 and have not been replaced as the Bank has decided to phase out this area of business.

Phase out of the product has commenced and should be completed by the third quarter of 2004 as contracts expire. The Bank is working with existing Business Manager loan customers to restructure their loans to more conventional loan products, or to help them find alternative financing. All existing loans have been restructured to prevent any additional loan advances. As these relationships are terminated, management believes that additional provisions may become necessary as debtors, who may be unable to procure working capital credit facilities from another source, struggle to repay their outstanding obligations under negotiated settlement agreements.

Of the remaining twelve Business Manager relationships, which totaled $2,095,464 at September 30, 2003, six have been on the program for over five years and represent approximately 73% of the outstanding balance, or $1,521,868. The average outstanding balance of the twelve remaining loans was $174,622 at September 30, 2003. The largest outstanding balance at September 30, 2003 was $367,948. At September 30, 2003, two loans previously transferred from the Business Manager program which totaled $262,577 were categorized as classified assets on nonaccrual under workout agreements. The Company's classified assets increased from $466,374 at December 31, 2002, or 0.77% of total loans, to $1,351,291 at September 30, 2003, or 2.05% of total loans. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The Company had no other real estate at December 31, 2002 and $17,800 at September 30, 2003.


                                                          September 30,          December 31,
                                                               2003                  2002
                                                           -----------             -----------

      Classified loans and discount                        $ 1,333,491             $   466,374
      Other real estate owned and repossessions                 17,800                      --
                                                           -----------             -----------

          Total classified and other                       $ 1,351,291             $   466,374
                                                           ===========             ===========

      Percent classified and other/total loans                    2.05%                   0.77%

      Gross loans                                          $66,013,066             $60,784,193


Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2003 and December 31, 2002.


     (Dollars in Thousands)               SEPTEMBER 30,2003            DECEMBER 31, 2002
                                          -----------------            -----------------
      Nonaccrual loans
         Real estate                               $1,034                    $ --
         Commercial  and consumer                     213                      28
      Accrual loans
         Commercial                                    --                     431
         Installment                                   65                       7
         Restructured  loans                           21                      --
      Real estate owned & repossessions                18                      --
                                                   ------                    ----

      Total nonperforming assets                   $1,351                    $466
                                                   ======                    ====


Total nonperforming assets have increased in 2003 from 2002 by $885,000. Nonaccrual loans increased by $1,219,000 from December 31, 2002. Of the total nonperforming loans, $1,034,000 consists of loans secured by real estate and $213,000 consists of other commercial loans. The greater part of increase in nonaccrual loans represents obligations from U.S. corporations that are currently facing economic hardship due to the economic deterioration of some Latin American economies. Accrual loans over 90 days decreased by $334,000. In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $7,764,080, or 9.4%, to $89,923,764 at September 30, 2003 from $82,159,684 at December 31, 2002. The primary component of the Company's liabilities is its deposit accounts. Deposits accounts include interest and noninterest checking , money market, savings, and certificates of deposit.

Checking accounts represent an important composition of the deposit mix and the Bank has historically maintained satisfactory levels of this type of deposits, because of its policy of relationship banking.

The Bank wishes to develop further its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These vary from each location, as the Miami and Boca Raton branches are located in a mixed communities of business and some residential, and the Hollywood Branch is more focused on personal banking, with a retirement community and a large family country club community in the immediate vicinity of the office, together with mixed large commercial facilities nearby. These factors play an important role in the bank's activity and performance in meeting the deposit and credit needs of the community. Although the bank operates its branches in a highly competitive banking market, the ratio of loan to deposits has increased to levels comparable of its peers.

Deposits increased to $86,795,168 on September 30, 2003 from $80,085,700 at December 31, 2002. The increase was the result of additional deposit activity from the Grovegate in Miami and Boca Raton locations.

     Interest bearing deposits at September 30, 2003

                  NOW accounts                                                     $    6,530,675
                  Money market accounts                                                25,044,682
                  Savings accounts                                                      1,580,172
                  Certificates of deposit under $100,000                               13,508,620
                  Certificates of deposit $100,000 and more                            22,369,284
                                                                                   --------------

                                                                                   $   69,033,433
                                                                                   ===============


CAPITAL

The Company's total stockholders' equity was $10,051,223 at September 30, 2003, an increase of $2,021,457, or 25.2%, from $8,029,766 at December 31, 2002. The increase is due primarily to an infusion from a private offering in May 2003. From this offering, the Company received $1,764,840 in new net capital. A total of 1,922,123 shares of common stock, 1,922,123 three year warrants and 1,922,123 five year warrants were issued.

During the three months ended September 30, 2003, the Company implemented a reverse 1:5 stock and warrant split. Pursuant to the reverse split, five warrants, regardless of class, became equivalent to one new warrant in each respective class, and five shares of common stock became equivalent to one new share of common stock.

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


Bank Capital Ratios               September 30, 2003    December 31, 2002        Adequate        Well Capitalized
-------------------               ------------------    -----------------        --------        ----------------
Total risk-weighted capital              10.6%               10.9 %                >8 %                >10%
Tier I risk-weighted capital              9.6%               9.7 %                 >4 %                >6%
Tier 1 leverage capital                   7.7%               7.1 %                 >4 %                >5%


The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk. The Company will continue to obtain private placement funding, and is considering a secondary public offering to allow the Company to increase in assets and still meet its capital requirements.

RESULTS OF OPERATIONS

Comparison of results in this section is for the nine month period ended September 30, 2003 and 2002. The net loss recognized for the nine months ended September 30, 2003 was $269,727 compared to a loss of $598,520 for the nine month period ended September 30, 2002. This was a positive change of $328,793. Earnings for the nine months as compared to the same period last year were primarily impacted by a decrease of operating expenses and increase of net interest income, offset by an increase in the provision for loan losses.

The net income recognized for the three months ended September 30, 2003 was $106,714 compared to net income of $62,117 for the three months ended September 30, 2002, an increase of $44,597, or 71.8%. This was primarily the result of increases in net interest income and other income, offset in part by an increase in noninterest expense.

The first and third quarters of 2003 were profitable. The nine month loss was a result of a $753,000 provision for loan loss. Management believes the fourth quarter of 2003 will also be profitable for the three month period, and that the Company will be profitable in the immediate future.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2003 was $2,734,917 as compared to $2,265,715 for the nine months ended September 30, 2002, an increase of $469,202 or 20.7%. Net interest income before provision for loan losses for the three months ended September 30, 2003 was $940,270 as compared to $761,972 for the three months ended September 30, 2002, an increase of $178,298 or 23.4%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.


For the nine month periods ended
     September 30,                                     2003                                   2002
                                          Average   Interest     Average       Average       Interest     Average
                                          Balance              Yield/Rate      Balance                   Yield/Rate
                                               (Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)                           $ 15,478      $ 360       3.10%          $ 8,401      $ 204          3.24%
Federal funds sold                           5,487         45       1.09             5,143         72          1.87
Commercial loans (2)                        18,173        791       5.80            10,156        584          7.68
Commercial mortgage loans (2)               36,418      1,849       6.77            25,785      1,383          7.14
Consumer loans(2)                            2,573        136       7.05             3,579        228          8.53
Residential mortgage loans (2)               3,006        159       7.05             4,023        200          6.63
Business Manager loans (2)                   2,699        201       9.93             2,476        201         11.04
Home equity and other loans (2)              2,683         99       4.92             3,060        113          4.99
                                             -----      -----                        -----      -----
Total interest earning assets               86,517      3,640       5.61            62,623      2,985          6.36
Noninterest-earning assets                  13,440                                   6,131
                                            ------                                   -----
Total                                     $ 99,957                                $ 68,754
                                          ========                                ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
NOW and money market accounts             $ 36,366        386       1.42          $ 20,652        188          1.21
Savings accounts                             1,730          6       0.46             1,526          9          0.79
Certificates of deposit                     25,861        499       2.57            20,135        466          3.09
Federal funds purchased and securities
   sold under repurchase agreement and
   other                                     2,335         14       0.80             3,932         56          1.93
                                             -----      -----                        -----      -----
Total interest-bearing liabilities          66,292        905       1.82            46,245        719          2.08
                                                        -----                                   -----
Noninterest bearing liabilities             24,265                                  16,288
Stockholders' equity                         9,400                                   6,221
                                             -----                                   -----
Total                                     $ 99,957                                $ 68,754
                                          ========                                ========
Net Interest income and net yield
   on interest-earning assets                         $ 2,735       3.48%                     $ 2,266          4.06%
                                                      =======                                 =======

-----------
(1)   Includes investment securities and Federal Reserve Bank stock.
(2)   Includes loans for which the accrual of interest has been suspended.


Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $128,755 from $276,315 for the nine month period ended September 30, 2002, compared to $405,070 for the nine month period ended September 30, 2003, due primarily to a 7,421,000, or 54.8% increase in average volume of investments during the period. Interest and fees on loans increased by $525,382, or 19.4% in the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in loan income resulted from an increase in total average loan balances outstanding from $49,079,000 for the nine months ended September 30, 2002 to $65,552,000 for the same period in 2003. The largest increases were $8,017,000 and $10,633,000 in commercial business loans and commercial mortgages. These increases related to volume were partially offset by lower interest yields experienced by the Bank in the declining interest rate environment experienced since 2001. The yield on interest-earning assets was 5.61% for the 2003 period, a 75 basis point decrease from 6.36% for the 2002 period, primarily as a result of declining yields in the loan portfolio. The loan portfolio yield decreased to 6.58% for the 2003 period from 7.37% for the 2002 period.

Total interest expense increased $184,935, or 25.7% from $719,676 for the nine months ended September 30, 2002 to $904,611 for the nine months ended September 30, 2003. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances to $63,957,000 for the nine months ending September 30, 2003 from $42,313,000 for the same period in 2002. The increase in interest expense was primarily attributed to the increase in volume of time deposits at the Miami and Boca Raton branches. Total interest expense increased $54,214 or 21.2% from $255,590 for the three months ended September 30, 2002 to $309,804 for the three months ended September 30, 2003.

NONINTEREST INCOME

Total noninterest income increased $81,979, or 19.1% from $429,471 for the nine months ended September 30, 2002 to $511,450 for the nine months ended September 30, 2003. The increase of total other income was primarily the result of a $45,726 increase in service charges on deposit accounts and other customer fees. Based on studies performed by management, the Bank's service charges on deposit accounts and customer fees have historically been in the lowest quartile of the Bank's peer group. During 2002, management installed a more competitive table of service charges and fees to increase noninterest income. The result of that change, combined with the increased deposit accounts and increased wire transfer activity increased service charge and fee income. Also included in noninterest income was a $37,921 gain on the sale of a security held to maturity during 2003. The sale occurred immediately after Management realized a $1.0 million security had been purchased which was in violation of the Bank's investment policy limit of $250,000. Management examined the investment portfolio and determined that this was an isolated event, and all other securities owned by the Bank are within the policy limit. Management has instituted a review policy to ensure compliance with the policy in the future. There were no sales of investments in the 2002 period.

NON INTEREST EXPENSE

Total noninterest expense for the nine month period decreased by $384,336, or 12.2% from $3,147,551 at September 30, 2002 to $2,763,215 at September 30, 2003.
Management continues to analyze the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts.

The decrease for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 resulted primarily from a $298,592, or 18.9% decrease in salaries and employee benefits for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to a decrease in staffing. Data and item processing costs decreased $145,655, or 39.8% to $220,098 for the nine months ended September 30, 2003 from

$365,753 for the 2002 period, primarily due to renegotiated contracts and cost cutting efforts. These decreases were partially offset by a $151,462 or 38.3% increase in occupancy and equipment expense to $547,149 for the nine months in 2003 from $395,687 at September 30, 2002, primarily due to rent and depreciation expense for the new Boca Raton office which was opened in 2003. Occupancy and equipment expenses increased $19,405, or 10.8% for the three month period from $179,204 at September 30, 2002, to $198,609 at September 30, 2003.

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

Management's estimation of losses within the loan portfolio has increased during the current year over the level of actual loan losses during fiscal year 2002, which prompted increases in the loan loss reserve through provision expenses over and above the level necessitated by ongoing growth of the loan portfolio. The $753,000 provision for loan losses for the nine months ended September 30, 2003 was needed to increase the loan loss reserve to facilitate actual charge offs totaling $785,630 on the sale of repossessed vehicles under the consumer loan portfolio, actual and anticipated losses on three commercial loan accounts and anticipated losses on one residential real estate loan. The charge offs and increase in reserve were partially offset by recoveries totaling $23,547.

Management has further identified its Business Manager relationships as a principle area of concern and has taken action to phase out the product line. Two Business Manager loans totaling $215,389 were included in the $785,630 charge-offs in 2003. At September 30, 2003, two loans previously transferred from the Business Manager program which totaled $262,577 were categorized as classified assets on nonaccrual under workout agreements.

During the third quarter of 2003, the Bank charged-off $212,218 in loans. There were no Business Manager loans charged-off in the third quarter of 2003. Loans charged off were secured by real estate and automobiles.

As a result of the increase in nonperforming loans and charge-offs above, management determined a provision totaling $50,000 was needed for the three months ending September 30, 2003.

For a more detailed description of the calculation of the allowance for loan loss and the Business Manager product, read the discussion under "ASSET QUALITY AND NON-PERFORMING ASSETS" earlier in this document.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ended September 30, 2003 and 2002 because there was no expectation at that time that losses generated would be utilized in the future.

SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Bank entered into a definitive agreement to purchase certain assets and assume certain liabilities of Gulf Bank of Miami, Florida. The Bank intends to purchase approximately $40 million of loans, and $25 million of cash and assume $65 million of deposits. Additionally, the Bank intends to lease three Gulf Bank branches in the Miami-Dade County, Florida area. The agreement is subject to approval by federal and state banking regulators.

On September 30, 2003, the Company filed an SB-2 registration statement with the U.S. Securities and Exchange Commission for permission to sell units to the public comprised of one share of common stock and two warrants with each warrant providing for the purchase of one share of common stock and it intends to receive between $6 and $7 million from the offering if the offering is declared effective by the U.S. Securities and Exchange Commission.


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp's management, including our Chief Executive Officer and Controller, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of September 30, 2003. Subsequent to the date of their evaluation, our Chief Executive Officer and Controller have concluded that there were no significant changes in PanAmerican's internal controls or in other factors that could significantly affect its internal controls.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        During the three months ended September 30, 2003, the Company implemented a reverse 1:5 stock and warrant split. Pursuant to the reverse split, five warrants, regardless of class, became equivalent to one new warrant in each respective class, and five shares of common stock became equivalent to one new share of common stock.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and reports on Form 8-K

The following exhibits are filed as part of this report.

2.1              Agreement and Plan of Merger by and between Southern Security Financial                 (1)
                 Corporation and PanAmerican Bancorp, dated October 31, 1997

2.2              Certificate of Merger of PanAmerican Bancorp into Southern Security Financial           (1)
                 Corporation, under Florida law, dated November 10, 1997

2.3              Articles of Merger of PanAmerican Bancorp into Southern Security Financial              (1)
                 Corporation, under Florida law, dated November 12, 1997

3.(i)            Articles of Incorporation

     (a)         Certificate of Incorporation of PanAmerican Bancorp, dated October 3, 1996              (2)

     (b)         Certificate of Amendment of Certificate of Incorporation of Southern Security           (1)
                 Financial Corporation, dated November 12, 1997 (changing name to PanAmerican
                 Bancorp)



     (c)         Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp,        (2)
                 dated January 17, 1998

     (d)         Certificate of Amendment of Incorporation of PanAmerican Bancorp dated December         (3)
                 21, 1999

     (e)         Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp,        (7)
                 dated November 13, 2001

     (ii)        By-laws of the registrant                                                               (4)

4.1              Stock Certificate for Class A Common Stock                                              (4)

10.6             Agreements, dated March 31, 20003, between Philip C. Modder and PanAmerican             (5)
                 Bancorp, concerning compensation under his Employment Agreement

10.9             Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank            (6)
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

18.0             Letter re change in accounting principles     -                                         N/A

19.0             Reports furnished to security holders     -                                             N/A

22.0             Published report re matters submitted to vote     -                                     N/A

23.0             Consent of experts and counsel     -                                                    N/A

24.0             Power of attorney     -                                                                 N/A

31.0             Chief Financial Officer's Certification required under Section 302 of Sarbanes-Oxley Act of 2202

32.0             Chief Executive Officer and Chief Financial Officers Certification
                 required under Section 302 of Sarbanes-Oxley Act of 2202

99.0             Additional Exhibits     -                                                               N/A

---------
*      Management compensation plan or arrangement.

(1)    Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)    Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3) Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.

(4) Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.

(5)    Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.

(6)    Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

(7) Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

      None.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PANAMERICAN BANCORP

November 14, 2003                           By: /s/ MICHAEL E. GOLDEN
                                                ------------------------------
                                            Name: Michael E. Golden
                                            Title: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                                     Title                                     Date
---------                                     -----                                     ----
(i) Principal Executive Officer:              Chief Executive Officer                   November 14, 2003


/s/ MICHAEL E. GOLDEN
---------------------
Michael E. Golden


(ii) Principal Accounting and Financial       Vice President And Controller             November 14, 2003
Officer                                       (chief financial officer)


/s/ ALFREDO M. BARREIRO
-----------------------
Alfredo M. Barreiro


