Form 10KSB
period 2003-12-31
PANAMERICAN BANCORP
filed 2004-03-30
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-KSB

————————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 0-22911

PANAMERICAN BANCORP

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

65-0325364

(IRS Employer Identification No.)

3475 Sheridan Street Hollywood, Florida

(Address of principal executive offices)

33021

(Zip Code)

Registrant’s telephone number, including area code (954) 985-3900

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for the most recent fiscal year $5,586,183.

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - The last sale of our common equity occurred on March 19, 2004, at a price of $4.25 per share on the Over-the-Counter Bulletin Board. The aggregate market value of our common equity, all of which is voting, is $25,037,285 as of March 19, 2004. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant’s outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2004 is as follows: Common Stock 5,892,126 shares, and Preferred Stock 3,100 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Our Company

PanAmerican Bancorp is a single bank holding company headquartered in Hollywood, Florida and organized under the laws of the state of Delaware. The corporate office is located at 3475 Sheridan Street Hollywood, Florida 33021. Its telephone number is (954) 985-3900. We are a reporting company and file the following reports and other information with the Securities and Exchange Commission: Form 10-KSB, Form 10-QSB, Form 8-K, and Form 14A. Our financial information and reporting history may be accessed through the EDGAR online service.

PanAmerican Bancorp was originally incorporated in 1992 under the name of PCM Acquisition Group, Inc., for the sole purpose of acquiring Florida First International which was renamed Southern Security Bank Corporation. In 2000, while under a cease and desist order from Federal bank regulators, Southern Security Bank was reorganized and infused with new capital by a group of investors led by Hugo Castro and Leonard Marinello. Mr. Castro is the current President of the Bank and Mr. Marinello is the chairman of the Bank. In 2001, Southern Security Bank Corporation acquired the assets and assumed deposits and certain liabilities of PanAmerican Bank. As part of the transaction, Southern Security adopted the name PanAmerican Bank and the Holding Company was renamed PanAmerican Bancorp.

We, on February 17, 2004, purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. We purchased approximately $40 million of loans, and assumed approximately $60 million of deposits and received $22 million in cash which was reduced by a purchase price of approximately $3.8 million. Additionally we leased three Gulf Bank branches in Miami-Dade County, Florida.   The transaction received approval by federal and state banking regulators. To facilitate the transaction, we issued 3,100 Series A preferred shares and obtained a $1 million loan from Independent  Bankers Bank along with certain other loans, which served as bridge financing pending the completion of this offering. We intend to use some of the proceeds of this offering to redeem our Series A preferred shares, subject to approval by banking regulators, and to satisfy our loan with Independent Bankers Bank and or other bridge loans.

We have filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which seeks to register for public sale 1.265 million units consisting each of one share of our common stock and two Class D warrants. We intend to use the proceeds of this offering to redeem our Series A Preferred shares and to repay certain bridge loans which we obtained to finance the Gulf Bank transaction.

Our Bank

PanAmerican Bancorp owns 99.8% of the issued and outstanding common shares of Pan American Bank. The Bank is chartered by the State of Florida and is engaged in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation and it is a member of the of the Federal Reserve System. The Bank’s primary market area is Miami-Dade, Broward, and southern Palm Beach County in Florida, where it currently operates three branch offices at the following locations: 3475 Sheridan Street, Hollywood, Florida (954) 985-3900 (this is also the Holding Corporation’s corporate office); 1200 N. Federal Highway, Boca Raton, Florida and 2770 S.W. 27th Avenue, Miami, Florida, which are full-service and drive through facilities. As a result of the purchase certain assets of Gulf Bank in February 2004, the Bank operates three additional leased full-service branches in the greater Miami-Dade area located at 3400 Coral Way, Miami, Florida, 2500 N. W. 97 Avenue, Miami, Florida, and 2800 S.W. 8th Street, Miami, Florida.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings and money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions.

Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. The Bank’s customers are predominantly small to medium sized businesses, individual investors and consumers. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also provides a merchant credit card program. The Bank’s installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals.

While the Bank has received regulatory approval to operate an International Banking Facility, we have chosen not to engage in international banking at this time.

We are not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of the Corporation or the bank.

Financial Highlights

We have grown significantly since new management bought and took control of the former Southern Security Bank in 2000 and after we acquired the assets, deposits and branch office of the original PanAmerican Bank in December 2001. Since that time, we have focused on growing the loan portfolio by concentrating on origination of high-quality real estate loans, and by competitively pricing deposit products to maintain our interest rate spread. Further, and most importantly, we have sought to control costs and improve income. Over the past two years, we have achieved significant growth in assets, loans, and deposits, as highlighted below:

●

Our total assets have grown from $65.6 million at December 31, 2001 to $94.1 million at December 31, 2003, a 43 percent increase.

●

Our total loans have grown from $45.0 million at December 31, 2001 to $66.2 million at December 31, 2003, an increase of 47 percent.

●

Our total deposits have grown from $54.9 million at December 31, 2001 to $80.1 million at December 31, 2003 an increase of 46 percent.

●

Our shareholders’ equity has grown from $6.0 million at December 31, 2001 to $9.8 million at December 31, 2003 an increase of 63 percent.

Growth Strategy

We intend to continue to expand our business through internal growth as well as through the acquisition of the assets and assumption of deposits of community banks under government supervision or which are facing financial troubles; as we has done with Southern Security, PanAmerican and currently Gulf Bank. We will also pursue other community banks in South Florida. Along with this business model, we will continue to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits. We also intend to grow our capital base on a continuing basis as it is part of our business strategy of always being “well” capitalized. We will pursue this business strategy while managing asset quality. Our strategy for achieving these objectives includes:

●

Growth through acquisitions of the assets and deposits of financially troubled banks.

●

Growth through acquiring other small community banks in Southern Florida.

●

Growth through opening new branch offices.

●

Growth through new loans and deposits.

Operating Strategy

Focus on increasing net loans. Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and are increasing our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $2.4 million. Our legal lending limit was $2.4 million as of December 31, 2003. New capital growth from a planned public offering during 2004 should increase our legal lending limit which will allow us to meet the loan needs of larger customers. We also have approximately 13 participating loans with other banks, which total approximately $4.2 million as of December 31, 2003.

Employing fewer, but highly qualified and productive individuals and focusing on low net overhead. Key to our growth and profitability is our management’s experience in providing community banking services and our ability to create a culture committed to both proactive sales and disciplined credit quality. Our practice of employing fewer, but highly qualified and productive individuals at all levels of the organization is key to maintaining lower costs.

Increase our level of earning assets as they relate to operating expenses in order to improve profitability. We are pursuing a growth strategy by increasing our level of earning assets, primarily through increases in the loan portfolio, and by increasing the level of capital in support of this growth. At the same time, we are analyzing our operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. We have been reducing our net loss since 2001. Our net loss was $443,000 for 2003 as compared to losses of $508,000 and $1.1 million for 2002 and 2001. Earnings in 2003 were negatively impacted by the loan loss provision of $978,000. Management believes that as a result of our efforts to control credit quality and operating expenses, and to maintain or improve net interest margin, we will be profitable in future years.

Recent Development - Gulf Bank of Miami Agreement

We, on February 17, 2004, purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. We purchased approximately $40 million of loans, and assumed approximately $60 million of deposits and received $22 million in cash which was reduced by a purchase price of approximately $3.8 million. Additionally we leased three Gulf Bank branches in Miami-Dade County, Florida. The transaction received approval by federal and state banking regulators. To facilitate the transaction, we issued 3,100 Series A preferred shares and obtained a $1 million loan from Independent Bankers Bank along with certain other loans, which served as bridge financing pending the completion of this offering. We intend to use some of the proceeds of this offering to redeem our Series A preferred shares, subject to approval by banking regulators, and to satisfy our loan with Independent Bankers Bank and or other bridge loans.

MARKET AREA

Our primary market area for loans and deposits are Miami-Dade, Broward, and Palm Beach counties in southeast Florida where we operate three full-service banking offices. This metropolitan area has a diverse population of approximately 2.3 million persons. Southeast Florida traditionally has strong tourism and taxable sales. The area experiences high tourism and housing demand both of which benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. We have also experienced a growing demand for commercial loans, primarily in the metropolitan Boca Raton area in Palm Beach County.

Our diverse South Florida region includes a large population of retirees. In addition, many of our customers, due to their Hispanic backgrounds, speak Spanish. The population of Broward County is approximately 1.6 million. Hispanics represent 18 percent of the population. The median age is 37.6 years and 15 percent are 65 or over. We have a full serve banking branch located in Hollywood, Florida.

We have four full service banking offices in Miami, Florida. Miami-Dade County has a population of approximately 2.3 million. Hispanics represent 59 percent of Miami-Dade’s total population. The median age is 35.9 years and 13 percent are 65 or over.

Palm Beach County, where we have a full service branch in Boca Raton, has a population of approximately 1.1 million. The median age is 41.2 years and 23 percent of the population is age 65 or over. Hispanics represent 12 percent of the population.

Population growth in south Florida has slowed since the 1990s, however the Florida Legislature Office of Economic and Demographic Research projects growth for the 10 year period from 2000 to 2010 to be 17% in Broward County, 13% in Miami-Dade County and 21% in Palm Beach County.

COMPETITION

We face substantial competition in all phases of our operations from a variety of different competitors. Competition for deposits, loans, and other financial services come from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than our Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We compete by offering high levels of attention to our customers, providing personalized services that our larger competitors can not match. In those instances where we are unable to provide services a customer needs, we arrange for those services to be provided by other banks with which we have correspondent relationships.

We maintain a strong community orientation by, among other things, supporting active participation of our employees in local charitable, civic, school and church activities.

SUPERVISION AND REGULATION

The Holding Company and the Bank are highly regulated entities, which are governed by various federal state governmental authorities. As explained more fully below, federal and Florida banking laws and regulations govern all areas of the operations of the Holding Company and the Bank, including reserves, loans, capital, payment of dividends, establishment and closing of branches, the granting of credit under equal and fair conditions, and the disclosure of the cost and terms of such credit. As our primary federal regulator, the Board of Governors of the Federal Reserve System has authority to initiate civil and administrative actions and take other measures against the Bank and its institution-affiliated parties, which include the Bank’s officers, directors, employees, 10%-or-greater shareholders and (under certain circumstances) the Bank’s professionals, for any violation of law or any action that constitutes an unsafe or unsound banking practice. Such enforcement actions include the issuance of cease and desist orders, civil money penalties, and the removal of and prohibition against the Bank’s institution-affiliated parties from actively participating in the conduct of the Bank’s affairs.

Bank Holding Company Regulation and Supervision

PanAmerican Bancorp is a one-bank holding company, registered with the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. As such, the Holding Company and the Bank are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Bank. The Holding Company is required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the Bank Holding Company Act of 1956. The Federal Reserve Bank may conduct examinations of the Holding Company and the Bank. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, the Holding Company is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

The Bank Holding Company Act of 1956, generally prohibits the Holding Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve Bank to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Bank must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, all have been determined by the Federal Reserve Bank to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve Bank has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Change of Holding Company Control. With regard to bank holding companies, the Bank Holding Company Act of 1956 requires that every bank holding company obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Bank is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

The Bank Holding Company Act of 1956 further prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the Act, repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating with one another. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the FRB.

Management does not believe that the Gramm-Leach-Bliley Act of 1999 has or will have an immediate positive or negative material effect on operations. In addition, the Holding Company has not elected to become a financial holding company for purposes of the Act and, therefore, cannot engage in the expanded range of activities afforded to financial holding companies. However, the Act may have the result of increasing the amount of competition that our Bank faces from larger financial service companies, many of whom have substantially more financial resources than our Bank, which may now offer banking services in addition to insurance and brokerage services.

Bank Regulation and Supervision.

As a Federal Reserve Bank member state Bank, the principal federal regulator of the Bank is the Federal Reserve Bank and, therefore, the Bank is subject to the regulations and administrative practices of the FRB. In addition, as a state bank chartered by the State of Florida, the Bank is subject to the Florida Banking Code which is administered by the Florida Department of Financial Services as well as the rules and regulations of the Florida Department of Financial Services. The deposit obligations of the Bank are insured by the FDIC in the maximum individual amounts of $100,000 each. The Florida Department of Financial Services supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FRB. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2003, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

Change of Bank Control. Florida and federal law restrict the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of financial institutions are less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank which would result in the change in control of that bank unless the Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank (i) if the person or group, directly or indirectly or acting by or through one, or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank, or (ii) if the Department determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Department for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of the Bank must be submitted to the Florida Department of Financial Services for prior approval.

Federal law imposes additional restrictions on acquisitions of stock in banks which are members of the Federal Reserve System. Under the federal Change in Bank Control Act of 1978, as amended, and the regulations thereunder, a person or group must give advance notice to the Federal Reserve Bank before acquiring control of any state member bank. Upon receipt of such notice, the Federal Reserve Bank either may approve or disapprove the acquisition. That statute creates a rebuttable presumption of control if a member or group acquires 10% or more of a bank’s voting stock and if one or more other “control factors” as set forth in that statute are present.

Interstate Banking and Branching.

Florida banks are permitted by Florida statute to branch statewide. Such branch banking, however, is subject to prior approval by the Florida Department of Financial Services, Federal Reserve Bank and the FDIC. Any approval by the FDBF, Federal Reserve Bank and the FDIC of branching by the Bank would take into consideration several factors, including our level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the FDBF, Federal Reserve Bank and the FDIC for purposes of determining whether approval should be granted to open a branch office.

Affiliate and Insider Restrictions.

The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, we are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and we may not purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to insiders, such as executive officers, directors and 10% shareholders, as well as entities controlled by insiders, is also governed by federal law. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and must not involve more than the normal risk of repayment. An exception exists for loans made to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans we may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit of other federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, we may also invest a portion of its assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, we are required to maintain an investment in Federal Reserve Bank stock. We are required under state and federal regulations to maintain a minimum amount of liquid assets.

A committee consisting of Bank Officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Our investment policies generally limit investments to U.S. Government and U.S. Government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, our liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Lending Activities

Community Reinvestment Act; Fair Lending. The Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At the Bank’s most recent evaluation during 1999, the Federal Reserve Bank rated the Bank “Satisfactory” in complying with its Community Reinvestment Act obligations.

Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the providing of any property or service.

Federal and Florida law further provide loans-to-one borrower limits. A bank may extend credit to any person, including any related interest of that person, up to an amount of 15% of its capital for loans and lines of credit which are unsecured. A bank may extend credit to any person, including any related interest of that person, up to an amount of 25% of its capital for loans and lines of credit, which are amply and entirely secured. When outstanding loans consist of both secured and unsecured portions, the secured and unsecured portions may not exceed 25% of the capital of the lending bank, and the unsecured portion may not exceed 15% of the capital of the lending bank.

Allowance for Loan Losses. We believe we have established our existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that regulators, in reviewing the our loan portfolio, will not request us to increase significantly our allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deposit Activities and Other Sources of Funds

Deposit Insurance. The Bank’s deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

As a FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund reserve ratio as it relates to estimated insured deposits (a ratio as the FDIC may determine in accordance with its statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

The FDIC Insurance is based on a risk-based assessment schedule based on an institution’s average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “Well-Capitalized,” “Adequately Capitalized” or “Undercapitalized,” as such terms have been defined in applicable federal regulations adopted implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Florida. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular checking accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of its total transaction accounts plus 8% of its total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. Our liquidity ratio at December 31, 2003 and 2002, exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet our liquidity requirements.

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. We have established a correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, we maintain a $60,000 balance with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to our operations. At December 31, 2003, we had no outstanding balance on this line-of-credit.

Equity and Capital Resources. The Bank is subject to various regulatory capital requirements administered by Federal and State banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

The Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table below of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. We believe that as of December 31, 2003, we have met the capital adequacy requirements as defined by these definitions, and were well capitalized.

Dividends. There are various limitations under law on the ability of the Bank to pay dividends. The Federal Reserve Bank and the Florida Department of Financial Services also have the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department of Financial Services, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law or any written statement with the Department or a federal regulatory agency.

Anti-Money Laundering and Anti-Terrorism Legislation. On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and domestic and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

●

to conduct enhanced scrutiny of certain account relationships to guard against money laundering and report any suspicious transaction;

●

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, certain accounts as needed to guard against money laundering and report any suspicious transactions;

●

to ascertain with respect to any foreign correspondent bank customer, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

●

to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

On September 26, 2002, the United States Department of the Treasury adopted final rules pursuant to Section 314(a) and 314(b) of the USA PATRIOT Act designed to increase the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

●

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in an information request submitted by the Financial Crimes Enforcement Network;

●

notify Financial Crimes Enforcement Network if an account or transaction is identified;

●

designate a contact person to receive information requests;

●

limit use of information provided by Financial Crimes Enforcement Network to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction, and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

●

maintain adequate procedures to protect the security and confidentiality of Financial Crimes Enforcement Network requests.

●

Under the new rules, a financial institution under certain circumstances may also share with other financial institutions, information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering.

On September 26, 2002, the United States Department of the Treasury also adopted a new rule under the authority of Sections 313 and 319(b) of the USA PATRIOT Act intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

●

are prohibited from providing correspondent accounts to foreign shell banks;

●

are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

●

must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

●

must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

At December 31, 2003, the Bank did not maintain any correspondent accounts for non-U.S. banking institutions.

On April 30, 2003, the United States Department of the Treasury issued final regulations under Section 326 of the USA PATRIOT Act that require banks to adopt written customer identification programs that will require them to:

●

verify the identify of any person seeking to open an account;

●

maintain records of the information used to verify identity; and

●

consult government known or suspected terrorist lists to determine whether the customer appears on any such list.

The foregoing requirements were included in the Bank’s anti-money laundering program as of October 1, 2003 as required by this act.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices. Our earnings will be affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions. The Federal Reserve Board’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of commercial banks. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

FEDERAL AND STATE TAXATION

We report the income of the Holding Company and the Bank on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.

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

EMPLOYEES

We lease all of our officers and employees through Oasis Outsoursing, Inc., a professional employer organization. There are 2 employees at the Holding Corporation level and 29 full time employees at the Bank level. The employees are provided with group life, health, major medical insurance, and long term disability. None of the leased employees of the Holding Corporation or the Bank are represented by any collective bargaining units. The Company considers its employee relations to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

We own one parcel of real property which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. As of December 31, 2003, the book value of this property was $899,000 less accumulated depreciation of $23,000 resulting in a net book value of $876,000.

As of December 31, 2003 we leased two facilities and the material terms of these leases are as follows:

a.

Bank’s main office and Holding Company’s corporate office

1.

3475 Sheridan Street, Hollywood, Florida

2.

5,212 square feet

3.

10 year term, option to renew lease was exercised at December 31, 2003 to extend term to December 31, 2004.

4

The rent (including CAM and other costs) is approximately $35 per square foot at December 31, 2003, resulting in total annual base rent of approximately $183,000.00.

b.

Full service branch office

1.

1200 N. Federal Highway, Boca Raton, Florida

2.

5,388 square feet

3.

10 year term, expiring September 2012

4.

The base rent (including CAM and other costs) is $22 per square foot at December 31, 2003 resulting in total annual rent of approximately $120,000.00.

Management believes that each of our current facilities is adequate and well suited to our current operations

At December 31, 2002, the Bank also had branches located on Brickell Avenue in Miami and on East Palmetto Road in Boca Raton. During the first quarter of 2003, the Brickell Avenue office was closed. The East Palmetto Road office was not adequate for our needs and was relocated to North Federal Highway in Boca Raton in March 2003. The Bank also assumed the leases on three full-service branches in the greater Miami-Dade area as a result of the purchase of certain of the assets of Gulf Bank in February 2004.

ITEM 3.     LEGAL PROCEEDINGS

The Holding Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending proceeding against the Company or the Bank which, if determined adversely, would have a material effect on our business or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PanAmerican Bancorp held its Annual Meeting of Stockholders at the PanAmerican Bank office at 1200 North Federal Highway, Boca Raton, Florida, on June 17, 2003 to elect directors and to ratify the appointment of the independent public accountants. Of the total shares outstanding 65.8% either voted in person or by proxy.

A total of four Directors were to be elected at the meeting. The Board is classified into three groups of Directors that serve staggered terms of three years each. The Board’s nominees for election are as follows:

Director	For	Withheld	Abstained	Reelected
Hugo A. Castro	98.9%	1.1%	0.0%	Yes
Susan Jaramillo	98.9%	1.1%	0.0%	Yes
Leonard F. Marinello	98.9%	1.1%	0.0%	Yes
Joseph Rey	98.9%	1.1%	0.0%	Yes

Crowe Chizek and Company LLC were to be ratified as independent public accountants for the year ending December 31, 2003. The result of the vote of the stockholders was:

For	Withheld	Abstained
98.2%	0.0%	1.8%

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present, our common stock is traded on the Over-the-Counter Bulletin Board. During 2004, upon the closing of our proposed stock offering, we intend to list our common stock and warrants for separate trading on the American Stock Exchange. Our common stock began trading publicly in March, 2003. On the Over-the-Counter Bulletin Board, the first trade occurred on March 20, 2003, and the high and low bids were $5.50 on October 17, 2003, and $3.00 on July 28, 2003, respectively, during 2003. The last sale of our common stock occurred on March 19, 2004 at a price of $4.25 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Both federal and Florida law limit the frequency and amount of dividends that may be paid to our shareholders. Also, banking regulators may restrict the ability of any bank subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. Under applicable banking regulations, we may not pay cash dividends until our accumulated deficit, has been satisfied. No dividends have ever been paid. The determination of the Board of Directors to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant.

The Board of Directors had previously authorized 100 million shares of its common stock. As of December 31, 2002, 25,792,210 million shares had been issued and are outstanding and were held by approximately 552 shareholders. On June 17, 2003, the Board ratified a reverse 1:5 split and authorized the reduction of the authorized common stock shares to 20 million. Effective July 15, 2003, NASDAQ implemented the reverse 1:5 split for trading on the Over-the-Counter-Bulletin Board. At December 31, 2003, 5,892,126 shares are issued and outstanding and are held by approximately 568 shareholders.

There were no other classes of shares outstanding other than common stock at December 31, 2003. During January 2004, 3,100 shares of preferred stock totaling $3.0 million were issued. The preferred stock will pay a dividend of 8% annually.

All transactions before July 15, 2003 reflect the shares before the 1:5 reverse split.

During the fiscal year ended December 31, 2003, the Company sold the following securities without registration under the Securities Act of 1933.

The Holding Company initiated a confidential private offering memorandum dated August 30, 2002, pursuant to SEC Rule 506 of Regulation D of the Securities Act of 1933. The offering was for a maximum of 5 million units on a best efforts basis. Each unit was offered at a price of $1.00 and consisted of one share of common stock at $0.65 (pre-reverse split), one “A” warrant at $1.0 and one “B” warrant at $0.75. The “A” warrants have a 5 year term exercisable at $4.0 each and the “B” warrants have a three year term exercisable at $3.5 each. The minimum purchase was 25,000 units. The offering resulted in total subscriptions of 3,713,123 units and a net amount of approximately $3,340,000 as of March 31, 2003 when the offering closed.

On January 8, 2003, the Holding Company initiated a confidential private offering memorandum pursuant to SEC Rule 506 of Regulation D of the Securities Act of 1933. The offering was for a maximum of 5 million units on a best efforts basis. Each unit was offered at a price of $1.00 and consisted of one share of common stock at $0.65 (pre-reverse split) and one “C” warrant at $0.35 (pre-reverse split). The “C” warrant has a 4 year term and is exercisable for 2.3 shares of common stock at $3.75 per share. The minimum purchase was for 250,000 units with payments to be made at a minimum of $50,000 per month. The offering resulted in total subscriptions of 900,000 units and a net amount of approximately $800,000, as of March 31, 2003 when the offering was closed.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified two policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses and investments. The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies (further described in Note 1 (Summary of Significant Accounting Policies to Financial Statements).

SELECTED CONSOLIDATED FINANCIAL DATA

	2003	2002
	(Dollars in Thousands)
Selected Consolidated Balance Sheet Data:

Cash and cash equivalents	$3,190	$12,052
Investments	19,277	13,612
Loans, net	66,197	60,036
Total assets	94,100	90,210
Total deposits	80,133	80,086
Total shareholders’ equity	9,847	8,030
Book value per share	1.73	1.56

Selected Consolidated Statements of Operations Data:

Net interest income	$3,735	$3,011
Provision for loan losses	978	233
Noninterest income	654	630
Noninterest expense	3,854	3,917
Minority interest in net loss	—	1

Net income (loss)	$(443)	$(508)

Basic loss per share	$(0.08)	$(0.11)
Diluted loss per share	$(0.08)	$(0.11)

Selected Financial Ratios:

Return on average assets	(0.63)%	(0.68)%
Return on average equity	(6.21)%	(6.54)%
Ratio of average equity to average assets	10.16%	10.42%

GENERAL

Our primary market and service area is Broward, Miami-Dade and Palm Beach counties where we operated three full service banking offices during 2003. We have grown significantly since the merger with PanAmerican Bank in December 2001. In that merger, we acquired assets totaling $36.2 million and assumed liabilities totaling $30.9 million. Since the merger, we have pursued a growth strategy, increasing our level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. Capital growth may be accomplished through private and public offerings in the future, as well as from anticipated future earnings. The Bank’s capital exceeded statutory guidelines at December 31, 2003. There were no dividends declared in the years ended December 31, 2003 and 2002.

As of December 31, 2003, the Company had total assets of $94.1 million, loans of $66.2 million, deposits of $80.1 million and shareholders’ equity of $9.8 million. Average total assets increased in 2003 by $19.0 million from 2002 due to management’s efforts to grow the Bank. As a result of growth in the assets, the average equity to average assets ratio decreased from 10.42% in 2002 to 10.16 % in 2003.

As a result of our closing of the Gulf Bank transaction on February 17, 2004, our assets, loan deposits and shareholder's equity have increased as follows:

●

total assets are $166 million at February 18, 2004 (unaudited)

●

total loans are $107 million at February 18, 2004 (unaudited)

●

total deposits are $148 million at February 18, 2004 (unaudited)

The Holding Corporation’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 60% to 75%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 25% to 40%) is generally held in cash and invested in government guaranteed - investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset our operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to that interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by our net interest income plus non-interest income is in excess of our operating expenses and loan loss reserves, we should be operating profitably. Noninterest income consists primarily of service charges and fees on deposit accounts and gains on securities transactions personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid the FDIC, as well as other operating expenses.

One of our strategies to become profitable is to control our operating expenses. To accomplish this goal, management is analyzing our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. We have been reducing the net loss since 2001. Our net loss was $443,000 for 2003 as compared to losses of $508,000 and $1.1 million for 2002 and 2001. Earnings in 2003 were negatively impacted by the provision for loan losses of $978,000. Management believes that as a result of our efforts to control credit quality and operating expenses, and to maintain or improve net interest margin, we will be profitable in future years.

EARNING ASSETS

A primary strategy of the Company is to increase our level of earning assets as they relate to operating expenses in order to improve our profitability. We are pursuing a growth strategy by increasing our level of earning assets, primarily through increases in the loan portfolio, and by increasing the level of capital in support of this growth. Interest-earning assets, which consist of loans, investments, federal funds sold, and Federal Reserve Bank Stock, totaled $85.8 million at December 31, 2003, a $2.5 million, or 3 % increase from $83.3 million at December 31, 2002.

Lending Activities

Our principal lending areas have been defined as all census tracts within the tri-county area of Palm Beach, Broward and Miami-Dade Counties, Florida. Our customers are predominantly small- to medium-sized businesses, individual investors and consumers. The Bank had no direct loans to foreign entities during 2002 and 2003, however, some of our loans are to U.S. corporations which may do business with companies in foreign countries. Collateralized loans, the most common of which follow, are extended on similar terms to all of the Bank’s customers and have an inherent degree of risk:

●

Cash-secured loans as well as loans guaranteed by agencies of the United States Government represent a nominal level of risk.

●

Loans secured by marketable securities represent a low degree of risk.

●

Commercial and residential real estate loans, including construction and land development loans, represent a moderate degree of risk.

●

Loans secured by automobiles, boats and equipment represent a moderate to medium level of risk to the Bank.

●

Loans secured by accounts receivable and inventory represent a high degree of risk.

●

Unsecured loans represent a high level of risk to the Bank.

As a significant part of our growth strategy, we are increasing our efforts to develop new business relationships and are increasing our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $2.4 million. Our legal lending limit for secured and unsecured loans was $2.4 million and $1.5 million as of December 31, 2003 and 2002. New capital growth from a planned public offering during 2004 should increase our legal lending limit which will allow us to meet the loan needs of larger customers. We also have approximately 13 participating loans with other banks, which total approximately $4.2 million as of December 31, 2003.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on mortgage loans generally give us the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan market rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan market rates.

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

Commercial Real Estate Loans. Our primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. Our commercial mortgage loans are secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 20 year period, with balloon payments due at the end of three to seven years. At December 31, 2003 commercial mortgage loans represented 50% of the total loan portfolio compared to 52% at December 31, 2002. The average balance of commercial mortgage loans was $36.4 million for 2003 and $26.8 million for 2002. Income from these loans totaled $2.5 million and $1.9 million for 2003 and 2002.

Commercial Loans. Another lending focus of the Bank is to small and medium-sized businesses in a variety of industries. We make a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines (for financing inventory and accounts receivable), purchases of machinery, and business expansion (including acquisition of real estate and improvements). Business Manager loans are included in this category. At December 31, 2003, commercial loans represented 31% of the total loan portfolio compared to 28% at December 31, 2002. The average balance of commercial loans was $21.1 million for 2003 and $13.6 million for 2002. Income from these loans totaled $1.3 million and $1.1 million for 2003 and 2002.

Consumer Lending. We offer a variety of loan and deposit products and services to retail customers through our branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans. At December 31, 2003, residential mortgage loans represented 12% of the total loan portfolio compared to 15% at December 31, 2002. The average balance of residential mortgage loans was $2.9 million for 2003 and $3.9 million for 2002. Income from these loans totaled $207,000 and $267,000 for 2003 and 2002. At December 31, 2003, consumer, home equity and installment loans represented 7% of the total loan portfolio compared to 5% at December 31, 2002. The average balance of consumer, home equity and installment loans was $4.9 million for 2003 and $6.9 million for 2002. Income from these loans totaled $317,000 for 2003 and $439,000 for 2002.

Loan Maturity Schedule. The following schedule sets forth the time to contractual maturity of our loan portfolio at December 31, 2003. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Total	One Year or Less	One to Five Years	Over Five Years

Commercial	$22,584	$12,794	$8,264	$1,526
Commercial real estate	37,608	6,766	16,915	13,927
Residential real estate	2,465	242	917	1,306
Consumer, home equity and installment	4,283	772	1,540	1,971
Other	130	130
	67,070	$20,704	$27,636	$18,730
Deferred loan costs	(135)
	$66,935

At December 31, 2003, fixed rate loans due after one year are approximately $9,611,257 million and adjustable rate loans due after one year are approximately $17,196,389 million. The trends illustrated in the above chart reflect managements continuing efforts to evaluate maturities and to increase floating rate earnings assets as opportunities are presented.

Asset Quality. Our management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is other which includes overdrafts. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. We routinely monitor these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

Displayed below are the percentages of the gross loan portfolio as of December 31, 2003 and 2002:

Loan Distribution	2003	2002

Commercial	31%	28%
Commercial real estate	50%	52%
Residential real estate	12%	15%
Consumer, home equity and installment loans	7%	5%

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of real estate property could have an adverse impact on profitability. As part of our loan policy and loan management strategy, we typically limit our loan-to-value ratio to a maximum of 50% to 80% depending on the type of real property being secured. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

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

Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is our policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2003 and 2002, delinquent loans greater than 30 and less than 90 days totaled $672,000 and $1.1 million; and classified loans totaled $1.7 million and $466,000.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned, or OREO, if real estate, or in other assets, if other property, until they are sold. When property is acquired, it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs. The Bank held no other real estate owned and repossessions at December 31, 2003 and 2002.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and other real estate owned and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at December 31, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)

Nonaccrual loans
Real estate	$798	$—
Commercial	—	28
Accrual loans – past due 90 days or more
Real estate	—	—
Installment	—	7
Restructured loans	20	—
Other real estate owned and repossessions	—	—
Total nonperforming assets	$818	$35

Total nonperforming assets increased in 2003 from 2002 by $783,000. The nonaccrual loans at 2003 include three loans totaling $750,000 which are in foreclosure. Management does not anticipate any additional loss will be recognized on these loans.

Allowance for Loan Losses. Our allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit losses inherent in the portfolio. Additions to the allowance may result from recording provision for loan losses or loan recoveries, while charge-offs are deducted from the allowance.

Process to Determine the Adequacy of the Allowance for Loan Losses. We have an established process to determine the adequacy of the allowance for loan losses that relies on a number of analytical tools and benchmarks to arrive at a range of probable outcomes. No single statistic or measurement, in itself, determines the adequacy of the allowance. For analytical purposes, the allowance consists of two components, allocated and unallocated.

To arrive at the allocated component of the allowance, we combine estimates of the allowances needed for loans analyzed individually and loans analyzed on a pooled basis. The determination of the allocated allowance for portfolios of commercial and real estate loans involves the use of a continuous and standardized loan grading process in combination with a review of larger individual higher-risk transactions. In the case of significant loans without identified credit weaknesses, the loss factors are estimated using a combination of the average loss experience of our own portfolios and external industry data. In addition, we analyze non-performing loans over $100,000 individually for impairment using a cash flow or collateral based methodology. Calculated impairment is included in the allocated allowance unless impairment has been recognized as a loss.

In the case of homogeneous portfolios, such as consumer loans and leases, residential mortgage loans, and some segments of small business loans, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. For such portfolios, the risk assessment process includes comparing the pooled amounts to the average loss experience of our own portfolios and external industry data.

The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (1) management’s evaluation of credit risk related to both individual borrowers and pools of loans, (2) loan portfolio composition, (3) prior loan loss experience, (4) general economic conditions, and (5) observations derived from our ongoing internal audit and examination processes and those of our regulators.

The process of determining the allowance requires us to forecast losses on loans in the future which are highly uncertain and require a high degree of judgment; and is impacted by regional, national and global economic trends, and different assumptions regarding “reasonably possible” future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

We have a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of our loan loss reserve. The evaluation process includes analyzing general conditions in the local, regional and national economy as well components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accruals, classified assets, non-performing assets and gross and net loan balances. In computing the adequacy of the loan loss reserve, our management employs the following methodology:

General Reserves: The methodology used in establishing general reserves is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the general allocation is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. We currently utilize the following formula in determining our General Reserves:

●

Total non-classified loans with a risk grade of nominal to low carry no required general reserve.

●

Total non-classified loans with a risk grade of moderate to high carry a required general reserve of one percent.

●

Total non-classified consumer loans secured by automobiles and services by others carry an additional general reserve of 1/5 of one percent.

●

Total loans classified as “substandard”, and not considered to be significant commercial and industrial loans, carry a required general reserve of 15 percent.

●

Total loans classified as “doubtful”, and not considered to be significant commercial and industrial loans, carry a required general reserve of 50 percent.

●

Total loans classified as “loss” carry a required general reserve of 100 percent.

Specific Reserves: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards Board Statement No. 114, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2003 was $738,000 as compared to $748,000 at December 31, 2002. Through the normal review of the allowance for loan losses, management determined additional provision was required due to a deterioration of certain credits during 2003. A significant portion of the deteriorated credits were subsequently charged-off or charged-down during 2003.

Activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002

Balance, beginning	$747,750	$513,601
Amounts charged off:
Commercial loans	(823,479)	(588)
Consumer loans	(72,835)	(23,695)
Real estate loans	(154,543)	—
Recoveries of amounts charged off:
Commercial loans	47,784	17,774
Consumer loans	10,913	7,658
Real estate loans	4,491	—
Net (charge-offs) recoveries	(987,669)	1,149
Provision for loan losses	978,066	233,000
Acquisition related adjustment	—	—
Balance, ending	$738,147	$747,750
Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(1.51)%	0.02%

During 2003, the $1.1 million of loans charged-off included $428,650 in Business Manager accounts, $347,107 to a commercial engineering company, and $150,000 as a partial loss on a condominium. The charge-off of $347,107 was related to a commercial engineering company engaged in the development of hospitals, airports, and public facilities. Due to the current economic hardship experienced by this customer, management deemed the facility a loss. Management believes that the inherent risks in the loan portfolio have been better identified and has changed the Bank’s lending policy to phase out the Business Manager product and to discontinue the origination of unsecured commercial loans. Non-performing assets totaled $818,000 at December 31, 2003 as compared to $35,000 at December 31, 2002.

The following table sets forth the composition of the allowance for loan losses by type of loan at December 31, 2003 and 2002. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

	2003		2002
	Amount of Allowance	Percentage of Loans to Gross Loans	Amount of Allowance	Percentage of Loans to Gross Loans

Commercial and industrial loans	$250,970	34%	$209,370	28%
Commercial real estate loans	413,362	56%	388,830	52%
Residential real estate loans	29,526	4%	112,163	15%
Consumer and installment loans	44,289	6%	37,387	5%
Total allowance for loan losses	$738,147	100%	$747,750	100%

Business Manager Loans. Our management has identified the Business Manager loan product as an area of concern. Business Manager is a specialized loan product that requires a high level of monitoring to control risk. All Business Manager accounts are secured by a first lien position on the customer’s accounts receivable. Additional security typically includes a first lien position on all other business assets as well. Real estate mortgages on the principals’ residences further secure two Business Manager accounts and life insurance policies are typically obtained. Cash collateral reserves are maintained at a minimum level equivalent to 10 percent of the outstanding balances and are adjusted upward monthly to 25 and 50 percent based upon invoice aging. Account receivable insurance is maintained and fraud insurance coverage is available up to $100,000 for each non-construction related business.

Prior problems within the Business Manager portfolio initially resulted from the discounted sale of fraudulent invoices to the Bank under the program. As the fraud was detected through the normal account verification process, the facilities were canceled and insurance claims were filed on behalf of the Bank. Losses in excess of the $100,000 per account fraud insurance coverage limit were charged off. Subsequent problems were identified with construction-related sub-contractors under the program as habitual slow payment throughout the construction industry impaired collection and resulted in recourse default under the agreement(s.) As such, these companies were required to execute settlement agreements with PanAmerican for repayment.

After careful review of the Business Manager product, management decided the product did not fit well with our current product mix. The program director and primary account processor for the Business Manager program terminated employment during the first quarter of 2003. Management has no intentions to replace the individuals as it phases out this area of business.

Phase out of the product has commenced and should be completed by the first quarter of 2004 as contracts expire. Our loan management is working with existing Business Manager loan customers to restructure their loans to more conventional loan products, or to help them find alternative financing. Some existing loans have been restructured to prevent any additional loan advances. As these relationships are terminated, management believes that additional provisions may become necessary as debtors, who may be unable to procure working capital credit facilities from another source, struggle to repay their outstanding obligations under negotiated settlement agreements.

The remaining twelve Business Manager relationships totaled $2.0 million at December 31, 2003. The average outstanding balance of the twelve remaining loans was $171,000 at December 31, 2003. The largest outstanding balance at December 31, 2003 was $434,000. At December 31, 2003, two loans totaling $571,000 were categorized as classified assets on nonaccrual under workout agreements. Six have been on the program for over five years and represent approximately 61% of the outstanding balance, or $1.3 million.

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the

FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, we may also invest a portion of our assets in commercial paper and corporate debt securities. As a FRB member bank, we are required to maintain an investment in FRB stock. Under state and federal regulations, a certain amount of our investments must be liquid in nature.

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

A committee consisting of Bank officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Our investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, our liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. These types of securities also permit us to optimize our regulatory capital because they have low risk capital weighting.

Securities Portfolio. Our investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table. The average yield for our investment portfolio decreased to 3.32 % at December 31, 2003 from 3.31% at December 31, 2002 as market interest rates continued to decline.

	Maturities of Investment Securities at December 31, 2003
	One Year Or Less		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in Thousands)

Corporate Bonds:
Held to maturity	$—	—%	$264	4.01%	$—	—%	$—	—%	$264	4.01%
Available for sale	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities:
Held to maturity	—	—	—	—	—	—	2,964	4.49	2,964	4.52
Available for Sale	—	—	—	—	—	—	32	6.60	32	6.60
U.S. government agencies:
Held to Maturity	—	—	4,666	3.18	3,500	3.40	—	—	8,166	3.30
Available for sale	—	—	—	—	—	—	—	—	—	—
Mutual Funds	7,851	3.04	—	—	—	—	—	—	7,851	3.04
Total	$7,851	3.04%	$4,930	3.24%	$3,500	3.40%	$2,996	4.52%	$19,277	3.32%

Valuation Of Securities. We record our securities available for sale in our statement of financial condition at fair value. We use market price quotes for valuation. Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that we own in some of these equity securities is in excess of the securities average daily trading volume. As a consequence, we may not be able to realize the quoted market price upon sale. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

At December 31, 2003, the fair value and net unrealized loss associated with our securities available for sale was $7.9 million and $135,000, respectively.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at December 31, 2003 and 2002 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet its liquidity requirements.

The principal sources of liquidity and funding are generated by the operations the Bank through our diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process. Historically, we have increased our level of deposits to allow for our planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida is a fast growing area with intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market accounts can quickly adjust the level of deposits. Our management believes that the Bank is currently operating in a stable environment. The addition of deposits and cash from Gulf Bank will provide additional liquidity. Our management does not anticipate any changes in its debt levels or any use of off-balance sheet financing arrangements. Our liquidity at December 31, 2003, consisted of $3.2 million in cash and cash equivalents and $7.9 million in available-

for-sale investments, for a total of $11.1 million, compared to a total of $12.1 million at year-end 2002, a decrease of approximately $1.0 million, or 8.3%.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from a secured line-of-credit to supplement liquidity up to the amount of $1.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. There is no monthly fee for this account. We also have the ability to sell investments from our portfolio under a repurchase agreement with this correspondent bank. In addition, we have applied for a $3 million unsecured line-of-credit at Independent Bankers Bank in order to meet unusual liquidity demands. We do not have any accounts or borrowings at the Federal Home Loan Bank of Atlanta.

Other Services

In November, 2003, the Bank and the Holding Company entered into a financial service Networking Arrangement with Franklin National Financial Group, Inc. and Franklin National Financial Group, LLC, a registered securities broker-dealer with the National Association of Securities Dealers (“NASD”) along with Franklin National Financial Services, LLC. This arrangement will allow for us to offer our customers full financial services such as: execution of stock and bond trades, mutual funds, money management, asset allocation, insurance products, fixed and variable annuities, investment banking services, IRA and other financial products that will benefit our customers. The Networking Arrangement has been undertaken in accordance with the rules of the SEC governing arrangements between state-chartered banks and registered securities broker-dealers.

LIABILITIES AND STOCKHOLDERS’ EQUITY

The liability side of the balance sheet has great significance to the profitable operation of a banking company. Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD’s). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources.

Deposit Accounts.

Deposits are attracted from within our market area and substantially all of our depositors are residents of the State of Florida. Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings accounts are also offered. Low cost demand and savings deposits represent an important part of the deposit mix for the Bank which has historically maintained satisfactory levels of this type of deposits, because of our policy of relationship banking. Money market accounts are priced competitively within our market area of Palm Beach, Broward, and Miami-Dade counties. Our management can attract new deposits or reduce deposit levels as needed by adjusting the interest paid on such accounts, which are very liquid. The Bank also offers a wide variety of terms and rates for certificates of deposit as needed to attract funds and match competitors. The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. In addition, businesses can use the Bank’s merchant credit card program.

In determining the terms of its deposit accounts, we consider current market interest rates, profitability to the Bank, matching deposit and loan products and our customer preferences and concerns. We currently offer certificates of deposit for terms not exceeding 60 months. As a result, we believe that we are better able to match the repricing of our liabilities to the repricing of our loan portfolio. Our management reviews our deposit mix and pricing weekly. We do not currently accept brokered deposits.

Deposit Insurance. Our deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operation of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

As a FDIC-insured institution, we are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund’s reserve ratio as it relates to estimated insured deposits (a ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

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

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ending December 31, 2003 and 2002. Our management views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

	2003			2002
	Average Balance for the Year	Weighted Average Rate	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)

Noninterest bearing accounts	$17,272	0.00%	21%	$16,115	0.00%	26%
Interest bearing accounts:
NOW accounts	5,308	0.66%	7%	5,014	0.78%	8%
Money market deposit	28,490	0.98%	35%	19,590	1.72%	31%
Savings accounts	1,747	0.50%	2%	1,582	0.74%	3%
Time deposits	28,578	2.49%	35%	19,983	3.11%	32%
Total deposits	$81,395			$62,284

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2003, is as follows:

At December 31, 2003
(In Thousands)

Three months or less	$2,611
Over three through six months	12,917
Over six through twelve months	2,211
Over twelve months	5,717
$23,456

International Banking Facility. The Bank has received regulatory approval to operate an International Banking Facility. An International Banking Facility is not a physical banking presence. Rather, an International Banking Facility is a separate set of books and records of the Bank used to record certain assets and liabilities made outside the United States. International Banking Facilities are entitled to obtain demand and time deposits which are not insured by the FDIC. An International Banking Facility is also authorized to extend credit. Customers of an

International Banking Facility are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories. We have chosen not to engage in international banking at this time and our transaction with Gulf Bank has not altered this circumstance.

Correspondent Relationships. Correspondent banking involves one bank providing services to another bank which cannot provide that service itself for economic or organizational reasons. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment service, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

The Bank has an established correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, we maintain certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to our operations. No correspondent relationships were assumed as a result of the Gulf Bank transaction.

Borrowings. We have the ability to borrow from our correspondent banks to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

In addition, we pledge securities to secure repurchase agreements. Additional details regarding securities sold under agreements to repurchase for 2003 and 2002 are as follows:

	2003	2002
	(Dollars in Thousands)

Maximum amount outstanding at any month-end	$3,249	$6,600
Average balance for the year	2,441	4,321
Average interest rate	0.51%	1.23%
Average interest rate paid at year end	0.42%	0.70%

Equity and Capital Resources. We are subject to various regulatory capital requirements administered by Federal and State banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if not undertaken, could have a direct material effect on our financial statements and operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

Our capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2003 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Our management believes that as of December 31, 2003 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents our capital ratios at December 31, 2003. The column below with the indication “Adequately” is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication “Well” is that regulatory definition for a Well Capitalized banking institution.

Regulator Definition for each Captial Tier Category		Bank	Adequately	Well

Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	10.7%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	9.7%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	8.0%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2003			2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)

Assets:
Interest-earning assets:
Investments (1)	$16,656	$539	3.24%	$10,021	$332	3.31%
Federal funds sold	4,481	48	1.07	5,746	100	1.74
Loans :
Commercial loans (2)	18,549	1,100	5.93	11,071	795	7.18
Commercial mortgage loans (2)	36,442	2,483	6.81	26,815	1,890	7.05
Consumer loans (2)	2,456	188	7.65	3,564	290	8.14
Residential real estate loans(2)	2,927	207	7.07	3,917	267	6.82
Business Manager loans(2)	2,561	238	9.29	2,573	266	10.34
Home equity and other loans(2)	2,485	129	5.19	3,307	149	4.51
Total loans (2)	65,420	4,345	6.64	51,247	3,657	7.14
Total interest earning assets	86,557	4,932	5.70	67,014	4,089	6.10
Noninterest-earning assets	7,114			7,612
Total assets	$93,671			$74,626

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$33,798	445	1.32%	$24,604	$375	1.52%
Savings accounts	1,747	9	0.52	1,582	12	0.76
Certificates of deposit	28,578	726	2.54	19,983	622	3.11
Total interest-bearing deposits	64,123	1,180	1.84	46,169	1,009	2.19
Federal funds purchased, securities sold under repurchase agreements and other	2,705	17	0.63	4,321	69	1.60
Total interest-bearing liabilities	66,828	1,197	1.79	50,490	1,078	2.14
Noninterest bearing liabilities	17,328			16,363
Stockholders’ equity	9,515			7,773
Total liabilities and stockholders’ equity	$93,671			$74,626
Net interest income and net yield on interest-earning assets		$3,735	4.32%		$3,011	4.49%

———————

(1)

Includes investment securities and Federal Reserve Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

Rate/Volume Analysis. The impact of the our strategies can be seen Analysis of Changes in Interest Income and Interest Expense table which follows. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); (iii) change in rate/volume (change in rate multiplied by change in volume); and (iv) total change in rate and volume.

	2003 vs. 2002 Increase (Decrease) Attributable to				2002 vs. 2001 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in Thousands)

Interest income on:
Investments	$220	$(8)	$(4)	$207	$57	$(174)	$(21)	$(138)
Federal funds sold	(22)	(38)	8	(52)	60	(111)	(36)	(87)
Loans receivable	1,011	(253)	(70)	688	2,840	(339)	(561)	1,940
Total interest income from interest-earning assets	1,209	(299)	(66)	843	2,957	(624)	(618)	1,715
Interest expense on:
NOW and money market accounts	140	(49)	(20)	71	238	(26)	(32)	180
Savings accounts	1	(4)	—	(3)	9	(4)	(3)	2
Certificates of deposit	267	(114)	(49)	104	634	(173)	(261)	200
Federal funds purchased under repurchase agreement and other	(26)	(42)	16	(52)	51	(56)	11	6
Total interest expense from interest-bearing liabilities	382	(209)	(53)	119	932	(259)	(285)	388
Increase (decrease) in net interest income	$827	$(90)	$(13)	$724	$2,025	$(365)	$(333)	$1,327

Discussion of Changes in Financial Condition from December 31, 2002 to December 31, 2003

General. Total assets increased by $3.9 million, or 4.3%, from $90.2 million at December 31, 2002, to $94.1 million at December 31, 2003, with the increase invested principally in loans and securities available for sale. Total loans receivable increased by $6.2 million or 10.3%, to $66.2 million at December 31, 2003, from $60.0 million at December 31, 2002. The increase in these earning assets was the result of additional loan activity from the branches, primarily in the greater Boca Raton area. Securities increased $5.7 million or 41.6% to $19.3 million at December 31, 2003 from $13.6 million at December 31, 2002. The increases in loans and securities were funded in part with a $8.9 million decrease in cash and cash equivalents to $3.2 million at December 31, 2003, from $12.1 million at December 31, 2002. The increase in assets was also funded by increases in federal funds purchased, securities sold under repurchase agreements, and shareholders’ equity of $1.0 million, $1.0 million and $1.8 million since December 31, 2002.

 We are committed to expanding our business through internal growth as well as through purchase opportunities, while maintaining strong asset quality and continuing strong capital growth. Our strategy for achieving these objectives includes continuing our primary focus of increasing originations of high-quality commercial real estate, land acquisition, and construction loans at appropriate yields for enhancing interest income, and improving our efficiency and controlling operating costs. One Miami branch office was closed and the Boca Raton branch office was relocated during 2003. The following is a discussion of the significant fluctuations between the December 31, 2003 and 2002 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $12.1 million at December 31, 2002 compared to $3.2 million at December 31, 2003. The decrease of $8.9 million or 73.5% was primarily used to fund increases in the loan and investment portfolios. In the last quarter of 2003, management allowed a portion of the deposit portfolio to decrease in anticipation of the purchase of Gulf Bank in January 2004. Funds received in this purchase as well as possible new stock issuances will be available in 2004 to fund new loan originations and to invest in higher yielding securities as they become available.

Securities Available for Sale and Held to Maturity. The securities portfolio increased $5.7 million, or 41.6% to $19.3 million at December 31, 2003 from $13.6 million at December 31, 2002. New securities were purchased during 2003 using available excess cash. As part of our new investment strategy for 2004, we are attempting to earn more income from our investment portfolio by balancing the assets against the liquidity needed for loan funding. We are accomplishing this by managing our assets in a more professional manner that is allowing us to acquire a larger and better yielding portfolio. Additionally, this portfolio will have maturities with a ladder effect, thus coming due in a timely manner. At the same time, it will give us the necessary income to offset higher interest expense from the growth of the deposit portfolio.

Loans Receivable. Total loans were $66.2 million at December 31, 2003, an increase of $6.2 million or 10.3% from $60.0 million at December 31, 2002. This increase resulted primarily from increases in commercial and commercial real estate loan production. The increased production was offset by an increase in loans being paid in full. This was caused by the numerous reductions in key interest rate drivers by the federal government as borrowers chose to refinance at lower rates, often at other financial institutions.

Asset Quality And Non-Performing Assets. In the normal course of business, we have recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, we have established an allowance for loan losses, which totaled $738,000 at December 31, 2003. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Our management’s periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Our allowance for loan and credit losses was analyzed and deemed to be adequate by our management at December 31, 2003 for incurred losses.

The classified assets increased from $35,032 at December 31, 2002, or 0.06% of total loans, to $1.7 million at December 31, 2003, or 2.6% of total loans. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

There was no other real estate owned at December 31, 2002 and 2003.

	At December 31,
	2003	2002
	(Dollars in Thousands)

Classified loans and discount	$1,720	$35
Other real estate owned and repossessions	—	—

Total classified and other	$1,720	$35

Percent classified and other/total loans	2.56%	0.06%
Gross loans	$67,071	$60,876

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

Total nonperforming assets have increased $783,000 to $818,000 at December 31, 2003 from $35,000 at December 31, 2002. Of the total nonperforming loans at December 31, 2003, $798,000 consists of loans secured by real estate and $20,000 consists of restructured loans. Accrual loans over 90 days decreased by $7,000. In management’s best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. At December 31, 2002, the Bank had branches located on Brickell Avenue in Miami and on East Palmetto Road in Boca Raton. During the first quarter of 2003, the Brickell Avenue office was closed. In addition, the East Palmetto Road office was relocated to a newly constructed office building on North Federal Highway in Boca Raton in March 2003. The new location is larger and in a more convenient location for customers. As a result of the February 2004 purchase of certain assets of Gulf Bank, we will operate three additional leased offices in the greater Miami area during 2004.

Liabilities

Deposits. Deposits increased $47,000 at December 31, 2003 from 2002. In our South Florida market, management is able to easily attract new deposits or reduce deposit levels as needed by adjusting the interest paid on our deposit accounts, primarily money market accounts. When additional funds are needed to fulfill lending commitments, our management can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. During the year, total deposits had increased to $86.8 million at September 30, 2003, but due to the purchase of the additional deposits from Gulf Bank, management decided to allow the deposit portfolio to decrease during the fourth quarter of 2003. As a result of this strategy, money market accounts decreased $6.1 million from September 30, 2003 to December 31, 2003. This decrease was partially offset by a $2.6 million increase in certificates of deposits during the same period.

	Deposits at December 31,
	2003	2002
	(Dollars in Thousands)

Noninterest-bearing accounts	$17,054	$16,984
Interest-bearing accounts:
NOW accounts	4,076	5,090
Money market accounts	18,935	35,505
Savings accounts	1,605	1,878
Certificates of deposit under $100,000	15,007	10,800
Certificates of deposit $100,000 and more	23,456	9,829
Total interest-bearing deposits	63,079	63,102

Total deposits	$80,133	$80,086

Notes Payable. The note payable which had a $250,000 balance at December 31, 2002 was paid off during 2003. The note was obtained during 2001 to assist in the financing of the merger between PanAmerican and Southern Security Bancorp. Since sufficient other cash was available, management decided to begin repayment of the loan. We made a payment of $250,000 on the note during 2002, and paid off the balance of the loan during 2003.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $2.4 million at December 31, 2003 compared to $1.4 million at December 31, 2002. Management increased the level of repurchase agreements in part to fund the outflow of deposits in the fourth quarter of 2003.

Capital

Total stockholders’ equity was $9.9 million at December 31, 2003, an increase of $1.9 million or 23.75%, from $8.0 million at December 31, 2002. The increase is due primarily to a capital infusion from a private offering in May 2003. During January 2004, the Holding Company issued 3,100 shares of preferred stock totaling $3.0 million in a private placement which partially funded the purchase of certain of the assets Gulf Bank. In addition, management plans a public common stock offering during early 2004.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 10.7%, 9.7% and 8.0% at December 31, 2003 and 10.9%, 9.7% and 7.1% at December 31, 2002. Based on these ratios, the Bank is considered to be “well capitalized”. Management expects the Bank to continue to be well capitalized after the purchase of Gulf Bank.

Discussion of Financial Condition Changes From December 31, 2001 To December 31, 2002

General. At December 31, 2002, total assets were $90.2 million compared to $65.6 million at December 31, 2001, representing an increase of $24.6 million or 37.5%. During 2002, we focused on utilizing the funds provided by the December 31, 2001 purchase. This purchase opened new markets for our lending and deposit efforts in Miami-Dade and Palm Beach counties through the addition of two additional branches. The following is a discussion of the significant fluctuations between the December 31, 2002 and 2001 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $12.1 million at December 31, 2002 compared to $9.6 million at December 31, 2001. The increase of $2.5 million or 26.0% was primarily the result of an increase in deposits of $25.2 million, created in large part from the PanAmerican merger in December 2001. Part of the funds were used in the $15.5 million and $6.8 million net increases in the loan and securities portfolios. In addition, our management decreased notes payable and repurchase agreements as a result of the additional funds available. In the future, management intends to use the excess funds to fund new loan originations and to invest in higher yielding securities as they became available. Such activities occurred during 2003.

Securities Available for Sale and Held to Maturity. The securities portfolio increased $6.8 million, or 98.6% to $13.7 million at December 31, 2002 from $6.9 million at December 31, 2001. New securities were purchased during 2002 using available excess cash. Our priority is to originate loans, however excess funds are often invested in interest-earning securities until needed to meet loan demands.

Loans Receivable. Total loans were $60.0 million at December 31, 2002, an increase of $15.5 million or 34.8% from $44.5 million at December 31, 2001. This increase resulted primarily from increases in commercial and commercial real estate loan production. The increased production was offset by an increase in loans being paid in full. This was caused by the numerous reductions in key interest rate drivers by the federal government as borrowers chose to refinance at lower rates, often at other financial institutions.

Deposits. Total deposits were $80.1 million at December 31, 2002 compared to $54.9 million at December 31, 2001, representing an increase of $25.2 million or 45.9%. The increase is the result of an increased focus on generating new deposits and increasing the deposits in the relatively new branch locations acquired in the PanAmerican purchase.

Notes Payable. Notes payable was $250,000 at December 31, 2002 compared to $500,000 at December 31, 2001. The note was obtained during 2001 to assist in the financing of the Merger. Since sufficient other cash was available, management decided to begin repayment of the loan. We made a payment of $250,000 on the note during 2002.

Repurchase Agreements. Repurchase agreements were $1.4 million at December 31, 2002 compared to $3.5 at December 31, 2001.

Discussion Of Results Of Operations From December 31, 2002 To December 31, 2003

Comparison of results in this section is for the years ended December 31, 2003 and 2002. The net loss recognized for 2003 was $443,000 compared to a loss of $508,000 for 2002. This was a positive change of $65,000. Earnings for 2003 as compared to 2002 were primarily impacted by a $725,000 increase in net interest income and a $62,000 decrease in operating expenses and offset by a $745,000 increase in the provision for loan losses.

Net Interest Income. Net interest income before provision for loan losses for 2003 was $3.7 million as compared to $3.0 million for 2002, an increase of $725,000 or 24.1%. Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, and Federal Reserve Bank stock increased by $155,000 from $432,000 for 2002, due primarily to a $5.4 million, or 34.1% increase in average volume of investments during the period. Management used funds invested in lower-yielding federal funds at December 31, 2002 to purchase investments with higher yields during 2003. Interest and fees on loans increased by $688,000, or 18.8% in 2003 as compared to 2002. The increase in loan income resulted from an increase in total average loan balances outstanding from $51.2 million for 2002 to $65.4 million for 2003. The largest increases were $7.5 million and $9.6 million in commercial loans and commercial real estate loans. These increases related to volume were partially offset by lower interest yields experienced by the Bank in the declining interest rate environment experienced since 2001. The yield on interest-earning assets was 5.70% for 2003, a 40 basis point decrease from 6.10% for 2002, primarily as a result of declining yields in the loan portfolio. The loan portfolio yield decreased to 6.64% for 2003 from 7.14% for the 2002 period.

Total interest expense increased $119,000 or 11.0% from $1.1 million for 2002 to $1.2 million for 2003. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances to $64.1 million for 2003 from $46.2 million for 2002. The average balance of NOW and money market accounts, and certificate of deposits increased $9.2 million and $8.6 million during 2003. When additional funds were needed to fulfill lending commitments, management, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attracts new deposits and retain existing accounts. While the average balance of deposits had significantly increased throughout 2003, in anticipation of the February 2004 purchase of certain assets Gulf Bank, management decided to allow the deposit portfolio to decrease during the fourth quarter of 2003.

Offsetting the increase in the average balance of deposits was a decrease in the yield paid on interest-bearing deposits to 1.79% for 2003 from 2.14% for 2002.

Provision for Loan Losses. Although we use our best judgment in underwriting each loan, industry experience indicates that a portion of our loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank’s collateral.

The allowance for loan loss as of December 31, 2003 was $738,000 as compared to $748,000 at December 31, 2002. Through the normal review of the allowance for loan losses, management determined additional provision was required due to a deterioration of certain credits during 2003. A significant portion of the deteriorated credits were subsequently charged-off or charged-down during 2003.

Management has further identified its Business Manager relationships as a principle area of concern and has taken action to phase out the product line. See the “Business Manager Loans” section for additional discussion.

Non Interest Income. Total noninterest income increased $23,000, or 3.7% from $630,000 for 2002 to $654,000 for 2003. The increase of total other income was the result of a $7,000 increase in service charges on deposit accounts and other customer fees. Based on studies performed by management, the Bank’s service charges on deposit accounts and customer fees have historically been in the lowest quartile of the Bank’s peer group. During 2002, management installed a more competitive table of service charges and fees to increase noninterest income. The result of that change, combined with the increased deposit accounts and increased wire transfer activity, increased service charge and fee income during all of 2003. Also included in noninterest income was a $38,000 gain on the sale of a security held to maturity during 2003. The sale occurred immediately after management realized a $1.0 million security had been purchased which was in violation of the Bank’s investment policy limit of $250,000. Management examined the investment portfolio and determined that this was an isolated event, and all other securities owned by the Bank are within the policy limit. Management has instituted a review policy to ensure compliance with the policy in the future. This gain was partially offset by a $16,000 loss on the sale of a security classified as available for sale during 2003. There were sales of investments classified as available for sale resulted in a net gain of $30,000 in the 2002 period.

Non Interest Expense. Total noninterest expense for the year decreased by $62,000, or 1.6% from $3.9 million for 2002 to $3.9 million for 2003. Our management continues to analyze the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts

The decrease for 2003 as compared to 2002 resulted primarily from a $255,000, or 12.9% decrease in salaries and employee benefits for 2003 as compared to 2002 due primarily to a decrease in staffing. Data and item processing costs decreased $81,000, or 18.2% to $365,000 for 2003 from $446,000 for the 2002 period, primarily due to renegotiated contracts and cost cutting efforts. These decreases were partially offset by a $314,000 or 69.9% increase in other operating expense. Expenses included in operating expense that had significant increases in 2003 as compared to 2002 were loan department expense, other tax expense, and difference and loss expense.

Other expense increased to $762,489 from $448,721. Of this amount, loan department expense increased $90,000, from $28,000 for 2002 to $118,000 for 2003. This increase is primarily attributable to increased professional expenses on repossessed properties. Other tax expense increased $74,000 from $23,000 for 2002 to $97,000 for 2003 as a result of increase in real estate taxes. A $161,000 increase in expenses was caused by a robbery loss and the write-off of a forgery.

Provision for Income Taxes. We have recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2003 and 2002 because there was no expectation at that time that losses generated would be utilized in the future.

Discussion Of Results Of Operations From December 31, 2001 To December 31, 2002

General. The net loss for the year ended December 31, 2002 was $507,949 or $.11 per share, diluted, compared to $1.1 million or $.28 per share, diluted, for the year ended December 31, 2001. The decrease in the net loss of $606,575 was primarily the result of $1.3 million or 7.9% increase in net interest income and $409,166 in noninterest income offset by increases in salaries and employee benefits, occupancy and equipment expenses, and data processing due to the merger as of December 31, 2001 which increased noninterest expense by $893,903. In addition, provision for loan losses increased to $233,000 for 2002, primarily as a result of the larger loan portfolio and an increase in classified assets. There was no provision for loan losses during 2001, as acquired loans were adjusted at the time of purchase, and the allowance for loan losses was deemed adequate by management.

Net Interest Income. Net interest income totaled $3.0 million for the year ended December 31, 2002, as compared to $1.7 million for the year ended December 31, 2001, representing an increase of $1.3 million or approximately 76.5%. The change was primarily due to the $34.4 million increase in total average earning assets from $32.6 million for 2001 to $67.0 million for 2002. The increase in interest-earning assets reflects management’s strategy of continued growth of the Bank primarily through increased loan production. This increase in the volume of interest-earning assets was partially offset by declining average yields and a $28.5 million increase in interest-bearing liabilities to $50.5 million for 2002 from $22.0 million for 2001. The average yield/rate for interest-earning assets decreased to 6.10% during 2002 from 7.28% during 2001, while the average yield/rate of interest-bearing liabilities decreased to 2.14% during 2002 from 3.13 % during 2001. The Bank’s reduction in yields earned on interest earning assets and cost of funds on interest bearing liabilities was consistent with prevailing market trends.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 2002, the provision for loan losses was $233,000 compared to $0 for the year ended December 31, 2001. During 2002, loans charged off totaled $24,283, and were offset by recoveries of $25,431. As a result of the December 31, 2001 purchase of PanAmerican Bank, the acquired loans were recorded net of an acquisition related adjustment of $200,000. No further allowance was deemed necessary during 2001. As of December 31, 2002 and 2001, the allowance for loan losses was 1.23% and 1.14 % of loans receivable at the end of the period. For more information see “Discussion of Financial Condition Changes from December 31, 2001 to December 31, 2002.”

Other Noninterest Income. Total other income was approximately $630,000 during 2002 compared with $221,000 for 2001, which represents an increase of $409,000. The Bank experienced a significant increase in service charges due to the addition of PanAmerican accounts at the end of 2001. Based on studies performed by the management, the Bank’s service charges on deposit accounts and customer fees have historically been in the lowest quartile of the Bank’s peer group. During 2002, management installed a more competitive table of service charges and fees to increase noninterest income. Service charges increased $370,452 from 2001 to 2002, due to the increase fee schedule as well as the additional fee-earning deposit accounts added in the 2001 merger. The Bank also sold $28,113,778 of securities in 2002, resulting in a net gain of $30,000.

Other Noninterest Expense. Salaries and employee benefits totaled $1,979,000 and $1,550,000 for 2002 and 2001 respectively, which represents an increase of $429,000. The increase is due to the increased number of employees as a result of the merger with PanAmerican in 2001. Total other expenses were $1,938,000 and $1,473,000 for 2002 and 2001, respectively, which represent an increase of $465,000 or 31.6%. The Bank opened two new branches in 2001, and the increased expense in 2002 was a result of the branches being fully operating for the entire year. In addition, data processing costs increased as a result of the increased transactions processed as a result of the Merger.

Federal Income Taxes. At December 31, 2002, the Holding Company had net operating loss carry-forwards for federal income tax purposes available to offset future federal taxable income, in the amount of

$11,110,000 with specific amounts expiring each year from 2003 through the year 2022. No deferred tax asset has been recognized because past results of operations do not indicate that it is more likely than not such net operating losses will be used in the future. Due to the limitations on the amount of losses that may be used in each year, as a result of changes in control, a significant portion of the losses will never be used.

ITEM 7.     FINANCIAL STATEMENTS

The “Financial Statements” are included at page 36 in this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our primary market risk exposure is interest rate risk. Interest rate risk is the exposure of financial condition to adverse movements in interest rates. Our income is derived primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Bank is exposed to lower profitability if it can not adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Bank’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness. The Bank’s interest rate risk is monitored using its GAP analysis on a monthly basis.

We do not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, we do not intend to engage in such activities in the immediate future.

Asset/Liability Management. A principal objective of our asset/liability management strategy is to minimize the Bank’s exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee of the Bank that establishes policies and monitors results to control interest rate sensitivity.

The Asset and Liability Committee examines the extent to which our assets and liabilities are interest rate sensitive and monitors our interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income.

If the repricing of our assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over- Prime, rate-adjusted-day-of- change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

The Asset and Liability Committee evaluates the Bank’s GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps which may limit the level of rate- increases, even though general market interest rates increase. GAP management is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets, the level of assets and liabilities assumed by bank managers may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

Therefore, our management’s and the Asset and Liability Committee’s strategy are to maintain a balanced interest rate risk position to protect our net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time period traunches considered.

The following table represents the Bank’s static GAP position as of December 31, 2003.

	Within Three Months	Three to Twelve Months	Two to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)

ASSETS:
Immediately repricing investments	$7,851	$—	$—	$—	$—	$7,851
Fixed investments	3	—	2,330	2,601	6,492	11,426
Loans	37,973	12,286	11,905	4,614	165	66,943
Total repricing assets	45,827	12,286	14,235	7,215	6,657	86,220
Nonearning assets	—	—	—	—	—	7,793
Total assets	$45,827	$12,286	$14,235	$7,215	$6,657	$94,013

LIABILITIES:
NOW accounts	$5,091	$—	$—	$—	$—	$5,091
Money market accounts	18,935	—	—	—	—	18,935
Savings accounts	1,605	—	—	—	—	1,605
Total core deposits	25,631	—	—	—	—	25,631
Certificates of deposit	2,427	8,810	21,332	4,645	1,248	38,462
Other borrowed funds	2,437	—	—	—	—	2,437
Total repricing liabilities	30,495	8,810	21,332	4,645	1,248	66,530
Demand deposits	—	—	—	—	—	17,096
Other liabilities	—	—	—	—	—	626
Stockholders’ equity	—	—	—	—	—	9,761
Total liabilities and equity	$34,095	$8,810	$21,332	$4,645	$1,248	$94,013

Asset/liability GAP, static	(15,332)	3,476	(7,097)	2,570	5,409
Rate sensitive assets /rate sensitive liabilities, static	1.50	1.39	0.67	1.55	5.33
Asset/liability GAP, cumulative	15,332	18,808	11,711	14,281	19,690
Rate sensitive assets /rate sensitive liabilities, cumulative	1.50	1.48	1.19	1.22	1.3
Target	80 to 120	80 to 120	80 to 120	80 to 120	80 to 120

EFFECT OF GOVERNMENT POLICY, FUTURE LEGISLATION AND CHANGING FINANCIAL MARKETS

One of the primary determinants of the Company’s future success and profitability is the interest rate differentials obtained by its affiliate banking institution. Our earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowing and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

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

PANAMERICAN BANCORP

Hollywood, Florida

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

PanAmerican Bancorp

Hollywood, Florida

We have audited the accompanying consolidated balance sheets of PanAmerican Bancorp as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAmerican Bancorp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

February 20, 2004

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Cash and due from financial institutions	$3,190,424	$2,730,195
Federal funds sold	—	9,322,000
Cash and cash equivalents	3,190,424	12,052,195
Certificate of deposit in another financial institution	—	96,813
Securities available for sale	7,883,131	80,149
Securities held to maturity (fair value 2003 - $11,292,508, 2002 - $ 13,586,534)	11,394,088	13,531,716
Loans, net (of allowance for loan losses of $738,147 and $747,750)	66,196,534	60,036,443
Federal Reserve Bank stock	294,750	273,000
Accrued interest receivable	257,310	244,810
Premises and equipment, net	1,717,838	1,599,912
Goodwill	1,953,540	1,953,540
Other assets	1,211,996	341,555
	$94,099,611	$90,210,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$17,053,604	$16,984,143
Interest bearing	63,079,526	63,101,557
Total deposits	80,133,130	80,085,700
Federal funds purchased	1,000,000	—
Repurchase agreements	2,436,584	1,421,652
Notes payable		250,000
Accrued expense and other liabilities	659,374	402,332
Total liabilities	84,229,088	82,159,684

Minority interest	23,427	20,683

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued
Common stock, $.01 par value; 20,000,000 shares authorized; 2003 - 5,892,126 shares issued, 2002 - 5,158,442 shares issued	294,593	257,922

Capital surplus	19,085,454	15,774,429
Accumulated deficit	(8,448,430)	(8,005,775)
Accumulated other comprehensive income (loss)	(84,521)	3,190
	10,847,096	8,029,766
Subscriptions receivable	(1,000,000)	—
Total shareholders’ equity	9,847,096	8,029,766

	$94,099,611	$90,210,133

See accompanying notes.

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003 and 2002

	2003	2002

Interest and dividend income
Loans, including fees	$4,344,609	$3,656,779
Securities	539,441	332,008
Federal funds sold and other	48,417	100,149
	4,932,467	4,088,936
Interest expense
Deposits	1,180,397	1,008,965
Other	16,640	69,440
	1,197,037	1,078,405

Net interest income	3,735,430	3,010,531

Provision for loan losses	978,066	233,000

Net interest income after provision for loan losses	2,757,364	2,777,531

Noninterest income
Service charges on deposit accounts	600,580	593,131
Net gains on sales of securities	21,788	30,371
Other	31,348	6,871
	653,716	630,373
Noninterest expense
Salaries and employee benefits	1,723,981	1,978,729
Occupancy and equipment	667,155	731,732
Data processing	365,297	446,340
Professional services	184,742	208,118
Insurance	150,416	102,750
Other	762,489	448,721
	3,854,080	3,916,390

Loss before taxes and minority interest in net loss	(443,000)	(508,486)

Income tax expense	—	—

Loss before minority interest in net loss	(443,000)	(508,486)

Minority interest in net loss	345	537

Net loss	$(442,655)	$(507,949)

Basic and Diluted earnings (loss) per share:	$(0.08)	$(0.11)

See accompanying notes.

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2003 and 2002

	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2002	$217,048	$13,284,126	$—	$(7,497,826)	$4,645	$6,007,993

Comprehensive income (loss):
Net loss	—	—	—	(507,949)	—	(507,949)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	(1,455)	(1,455)
Total comprehensive income (loss)	—	—	—	—	—	(509,404)

Issuance of 770,134 shares of Common stock	38,507	2,412,605	—	—	—	2,451,112

Issuance of stock under stock option plans	2,367	77,698	—	—	—	80,065

Balance at December 31, 2002	257,922	15,774,429	—	(8,005,775)	3,190	8,029,766

Comprehensive income (loss):
Net loss	—	—	—	(442,655)	—	(442,655)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	(87,711)	(87,711)
Total comprehensive income (loss)	—	—	—	—	—	(530,366)

Issuance of 733,684 shares of common stock	36,671	3,311,025	(1,000,000)	—	—	2,347,696

Balance at December 31, 2003	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521	$9,847,096

See accompanying notes.

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net loss	$(442,655)	$(507,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization (accretion) on securities	81,471	(13,797)
Provision for loan and lease losses	978,066	233,000
Depreciation and amortization	229,678	225,119
Gain on sale of securities	(21,788)	(30,371)
Minority interest in net loss of subsidiary	(345)	(537)
(Increase) decrease in other assets	(853,119)	589,448
Increase (decrease) in other liabilities	257,042	(286,371)
Net cash provided by operating activities	228,350	208,542

Cash flows from investing activities
Net decrease (increase) in interest-bearing deposits	96,813	(96,813)
Purchases of available for sale securities	(10,000,000)	(35,269,733)
Maturities and paydowns of available for sale securities	66,464	13,999,253
Proceeds from sales of available for sale securities	3,038,325	28,113,778
Purchases of held to maturity securities	(8,923,665)	(13,526,803)
Maturities and paydowns of held to maturity securities	9,976,306	15,917
Purchases of FRB stock	(21,750)	(64,400)
Loan originations, net	(7,138,157)	(15,748,599)
Purchases of premises and equipment, net	(347,604)	(559,272)
Net cash used in investing activities	(13,253,268)	(23,136,672)

Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,014,932	(2,082,496)
Net change in notes payable	(250,000)	(250,000)
Net increase in deposits	47,430	25,175,619
Proceeds from issuance of stock	2,347,696	2,451,112
Proceeds from exercise of stock options	—	80,065
Increase in minority interest	3,089	3,624
Net cash provided by financing activities	4,163,147	25,377,924

Net change in cash and cash equivalents	(8,861,771)	2,449,794

Cash and cash equivalents at beginning of year	12,052,195	9,602,401

Cash and cash equivalents at end of year	$3,190,424	$12,052,195

Supplemental cash flow information:
Interest paid	$1,121,729	$1,051,621

See accompanying notes.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include PanAmerican Bancorp and its subsidiary, PanAmerican Bank (the “Bank”), which is 99.76% owned by PanAmerican Bancorp, together referred to as “the Corporation.” Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides financial services through its offices in Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and securities.

On February 17, 2004, the Corporation purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. See Note 20 for further information.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, determination of purchase accounting adjustments and the resulting amortization thereof, goodwill impairment and fair values of financial instruments are particularly subject to change.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of other loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 12 years.

Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45, are recorded at fair value if significant.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net loss and earnings (loss) per share for 2003 and 2002 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002

Net loss as reported	$(442,655)	$(507,949)
Deduct: Stock-based compensation expense determined under fair value based method	(41,499)	(15,750)

Pro forma net loss	$(484,154)	$(523,699)

Basic and diluted earnings (loss) per share as reported	$(0.08)	$(0.11)
Pro forma basic and diluted earnings (loss) per share	$(0.09)	$(0.11)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	2003	2002

Risk-free interest rate	4.25%	5.28%
Expected option life	10 years	10 years
Expected stock price volatility	0	0
Dividend yield	0%	0%

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: During 2003, the Corporation adopted FASB Statement 143, Accounting for Asset Retirement Obligations, FASB Statement 145, Rescission of FAS Statement 4, 44 and 64, Amendment of FAS Statement 13, and Technical Corrections, FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,200,000 was required to meet regulatory reserve and clearing requirements at year-end 2003. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to its parent holding company or by the holding company to shareholders.  No dividends may be paid at this time, as the Bank and its parent holding company has a net loss from the preceding two years, and deficit retained earnings.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reverse Stock Split: Effective July 15, 2003, the Board ratified a reverse 1:5 split and authorized the reduction of the authorized common stock shares to 20 million. All shares in the consolidated financial statements reflect the split.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2003
Mortgage-backed	$32,512	$1,724	$(40)
Mutual funds	7,850,619	—	(136,260)

	$7,883,131	$1,724	$(136,300)

2002
Mortgage-backed	$80,149	$3,190	$—

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

2003
U.S. Government and federal agency	$8,165,964	$42,122	$(71,336)	$8,136,750
Corporate	264,201	2,049	—	266,250
Mortgage-backed	2,963,923	—	(74,415)	2,889,508

	$11,394,088	$44,171	$(145,751)	$11,292,508

2002
U.S. Government and federal agency	$12,523,204	$32,753	$—	$12,555,957
Corporate	1,003,600	21,951	—	1,025,551
Mortgage-backed	4,912	114	—	5,026

	$13,531,716	$54,818	$—	$13,586,534

Sales of available for sale securities were as follows:

	2003	2002

Proceeds	$3,038,325	$28,113,778
Gross gains	37,921	36,726
Gross losses	16,133	6,355

The fair value of debt securities and carrying amount, if different, at year-end 2003 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held-to-Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value

Due in one year or less	$—	$—	$7,850,619
Due from one to five years	4,930,165	4,959,875	—
Due from five to ten years	3,500,000	3,443,125	—
Mortgage-backed	2,963,923	2,889,508	32,512

	$11,394,088	$11,292,508	$7,883,131

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 2 – SECURITIES (Continued)

Securities pledged at year-end 2003 and 2002 had a carrying amount of $4,169,501 and $0, and were pledged to secure repurchase agreements. At year-end 2002, there was a debt security to one issuer held in the portfolio totaling $1,003,600, or 12.58% of shareholders equity. During 2003, management transferred the debt security to available for sale at an amortized cost of $1,003,238 due to the security exceeding Bank policy limitations on securities to one issuer. The security was sold at a gain of $37,921.

All securities with unrealized losses at December 31, 2003 have been in an unrealized loss position for less than twelve months. Securities with unrealized losses at year-end 2003, aggregated by investment category are as follows:

	Less than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government federal agency	$5,428,125	$71,336	$5,428,125	$71,336
Money market funds	7,850,619	136,260	7,850,619	136,260
Mortgage-backed	2,832,094	74,455	2,832,094	74,455

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change.

NOTE 3 – LOANS

Loans at year-end were as follows:

	2003	2002

Commercial	$22,584,839	$17,411,400
Real estate:
Residential	2,465,445	8,958,736
Commercial	37,608,153	31,339,661
Consumer	4,283,037	2,914,720
Other	129,054	251,366
	67,070,528	60,875,883
Less: allowance for loan losses	(738,147)	(747,750)
Net deferred loan fees	(135,847)	(91,690)

Loans, net	$66,196,534	$60,036,443

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows.

	2003	2002

Beginning balance	$747,750	$513,601
Provision for loan losses	978,066	233,000
Loans charged-off	(1,050,85)	(24,283)
Recoveries	63,188	25,432

Ending balance	$738,147	$747,750

Impaired loans were as follows:

	2003	2002

Year-end loans with no allocated allowance for loan losses	$750,000	$—
Year-end loans with allocated allowance for loan losses	969,965	747,147

	$1,719,965	$747,147

Amount of the allowance for loan losses allocated	$108,278	$134,564

Average of impaired loans during the year	$1,216,351	$348,966
Interest income recognized during impairment	31,303	73,817
Cash-basis interest income recognized	31,303	73,817

Nonperforming loans were as follows:

	2003	2002

Loans past due over 90 days still on accrual	$—	$7,123
Nonaccrual loans	798,000	27,909

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2003	2002

Land	$478,375	$478,375
Buildings and improvements	420,209	405,755
Leasehold improvements	1,099,477	1,288,173
Furniture, fixtures and equipment	1,150,637	634,577
	3,148,698	2,806,880
Less: Accumulated depreciation	1,430,860	1,206,968

	$1,717,838	$1,599,912

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 4 – PREMISES AND EQUIPMENT (Continued)

Depreciation expense was $229,678 and $225,119 in 2003 and 2002.

Rent expense was $404,093 and $338,000 in 2003 and 2002. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

2004	$327,208
2005	337,037
2006	331,783
2007	365,517
2008	369,921
Thereafter	1,095,726

$2,827,192

NOW, savings, and money market account deposits totaled $24,616,623 and $42,473,025 at December 31, 2003 and 2002.

NOTE 5 – INTANGIBLE ASSETS

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$200,000	$30,550	$200,000	$9,722

Aggregate amortization expense was $20,828 and $9,722 for 2003 and 2002.

Estimated amortization expense for each of the next five years:

2004	$16,660
2005	16,660
2006	16,660
2007	16,660
2008	16,660

$83,300

NOTE 6 – DEPOSITS

Time deposits of $100,000 or more were $23,455,507 and $9,728,552 at year-end 2003 and 2002.

Scheduled maturities of time deposits for the next five years were as follows.

2004	$26,266,356
2005	8,580,275
2006	1,342,723
2007	1,622,137
2008	651,410

$38,462,901

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $2,436,584 at year-end 2003.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2003	2002

Average daily balance during the year	$2,441,000	$4,321,000
Average interest rate during the year	0.51%	1.23%
Maximum month-end balance during the year	$3,249,000	$6,600,000
Weighted average interest rate at year-end	0.42%	0.70%

NOTE 8 – NOTES PAYABLE AND OTHER BORROWINGS

The Corporation had a note payable of $500,000 at December 31, 2001. The obligation was collateralized by 99% of the common stock of Southern Security Bank and expired May 1, 2002. The line was renewed May 1, 2002, and was collateralized by 99% of the stock of PanAmerican Bank. The interest rate was the prime rate published in The Wall Street Journal with a minimum interest rate not less than 4.75%. Under the loan agreement the Bank was required to maintain a Tier 1 leverage ratio of 6%. The balance of the loan was $250,000 at December 31, 2002. The loan was paid off during 2003.

Federal funds purchased totaled $1,000,000 and $0 at December 31, 2003 and 2002.

NOTE 9 – INCOME TAXES

The Corporation recorded no current or deferred benefit for income taxes in 2003 and 2002 as a result of recording a valuation allowance in an amount equal to its net deferred tax assets.

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) due to the following.

	2003	2003

Federal statutory rate of 24% times financial statement loss	$(150,503)	$(172,703)
Effect of:
State taxes	—	20,086
Deferred tax valuation allowance	150,503	152,617

	$—	$—

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 9 – INCOME TAXES  (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2003	2002

Deferred tax assets:
Net operating loss carryforwards (expires 2023)	$4,092,726	$4,141,155
Accrual to cash	41,942	—
Allowance for loan losses	141,832	235,928
Unrealized (gain) loss on securities available for sale	49,800	—
Other	211,015	34,737
	4,537,315	4,411,820
Deferred tax liabilities:
Intangibles	(96,023)	(50,101)
Purchase accounting adjustment for allowance for loan losses	—	(66,122)
Accrual to cash	—	(4,808)
Net deferred tax asset	4,441,292	4,290,789
Valuation allowance for deferred tax assets	(4,441,292)	(4,290,78)

Net deferred tax asset after valuation allowance	$—	$—

The Corporation has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased $150,503 during the year ended December 31, 2003 and decreased by $147,311 during the year ended December 31, 2002. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2003 and 2002, because the results of operations do not provide sufficient evidence that the net operating losses available for carryforward will be utilized in the future.

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2003:

Expiring December 31,

2004	$501,000
2005	760,000
2006	526,000
2007	935,000
2008	905,000
2009	872,000
2010	898,000
2011	288,000
2012	844,000
2018	308,000
2019	591,000
2020	1,268,000
2021	1,416,000
2022	322,000
2023	442,000

$10,876,000

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are limited in the amount that may be used in any year. As a result of this limitation, a minimum of $5,502,000 of these net operating loss carryforwards are expected to expire without being used.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2003 and 2002 were as follows.

	2003	2002

Beginning balance	$3,036,217	$347,497
New and renewed loans	777,875	2,827,708
Repayments and renewals	(1,443,160)	(138,988)

Ending balance	$2,370,932	$3,036,217

Deposits from principal officers, directors, and their affiliates at year-end 2003 and 2002 were $1,101,912 and $2,826,744.

NOTE 11 – STOCK OPTIONS

Options for the purchase of stock in Southern Security Bank

Under the Incentive Stock Option Plan (the “Plan”) adopted by the Bank in 1988, Southern Security granted options for approximately 540,000 shares of Bank common stock. All directors, officers and employees of the Bank were eligible to receive options to purchase shares of common stock at the fair value of the stock at the date of grant but in no event may the price be less than the par value of such stock. Options granted under the Plan expire no more than 8 years from the date of issue, or upon 90 days after termination of employment. The Plan expired July 1, 2000, and no additional options may be granted under the Plan. All remaining outstanding options were waived during 2002.

A summary of the activity in the plan is as follows.

2002
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	168,500	$1.00
Granted	—
Exercised	—
Forfeited or expired	168,500

Outstanding at end of year	—

Options exercisable at year-end	—

Options for the purchase of stock in PanAmerican Bancorp

The Corporation has granted stock options for the purchase of shares of common stock of the Corporation to directors of the Corporation under various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Corporation expire from 5 to 10 years from the date of issue.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 11 – STOCK OPTIONS (Continued)

A summary of the options for the purchase of common stock of the Corporation as of December 31, 2003 and 2002, and changes during the years then ended is presented below.

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	133,917	$1.85	228,269	$5.90
Granted	149,900	2.35	15,000	2.35
Exercised	—	—	(52,338)	1.65
Forfeited or expired	(400)	2.35	(57,014)	18.20

Outstanding at end of year	283,417	$2.18	133,917	$1.85

Options exercisable at year-end	154,897	$1.63	104,584	$1.70

Weighted average fair value of options granted during year		$1.76		$1.05

Options outstanding at year-end 2003 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.439-$2.00	114,371	2.9 years	$1.29	109,371	$1.03
$2.35	149,500	8	2.35	29,980	2.35
$3.75	10,000	4.2	3.75	6,000	3.75
$6.25	9,546	5.8	6.25	9,546	6.25

Outstanding at year-end	283,417			154,897

NOTE 12 – STOCK WARRANTS

As of December 31, 2003, the Corporation has issued and outstanding warrants to purchase 2,373,050 shares of common stock, including Class A, B, and C warrants.

Class A Warrants

An aggregate of 942,625 Class A warrants are outstanding as of December 31, 2003. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Corporation has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Corporation pays $4.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire no later than April, 2008.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 12 – STOCK WARRANTS (Continued)

Class B Warrants

An aggregate of 942,625 Class B warrants are outstanding as of December 31, 2003. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants will expire no later than April, 2006.

Class C Warrants

An aggregate of 180,000 Class C warrants are outstanding as of December 31, 2003. Each warrant entitles the holder to purchase 2.3 shares of common stock at an exercise price of $3.75 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. We may redeem the Class C warrants at any time if the following conditions have been satisfied: (i) the Corporation has registered for resale the common stock issuable upon exercise of the Class C warrants; (ii) the common stock, as publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Corporation pays $8.65 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class C warrants will expire no later than May 15, 2007.

Other Warrants

An aggregate of 73,800 warrants have been issued to Franklin National Financial Group, LLC for compensation for certain private offerings of the Corporation’s common shares.

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2003
Total Capital to risk weighted assets	$8,200	10.7%	$6,149	8.0%	$7,686	10.0%
Tier 1 (Core) Capital to risk weighted assets	7,462	9.7	3,075	4.0	4,612	6.0
Tier 1 (Core) Capital to average assets	7,462	8.0	3,727	4.0	4,659	5.0
2002
Total Capital to risk weighted assets	$6,875	10.9%	$5,066	8.0%	$6,332	10.0%
Tier 1 (Core) Capital to risk weighted assets	6,127	9.7	2,533	4.0	3,799	6.0
Tier 1 (Core) Capital to average assets	6,127	7.1	3,431	4.0	4,209	5.0

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2003	2002

Commitments to make loans	$10,956,916	$7,300,813
Standby Letters of credit	385,416	—

	$11,342,332	$7,300,813

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates ranging from 3.5% to 12.0% and maturities ranging from one year to three years.

Employment Agreements: The Corporation has employment agreements with an officer and President of the Bank and Corporation. Under terms of the agreement, the Corporation agreed to pay a base salary of $125,000 per year, to grant semiannual options, and to provide certain other benefits and compensation. The employment agreements also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The 2003 agreements were renewed and the expirations were extended to December 31, 2004. The agreements have no provision for automatic renewal.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and due from financial institutions	$3,190,424	$3,190,424	$12,052,195	$12,052,195
Certificate of deposit	—	—	96,813	96,813
Securities available for sale	7,883,131	7,883,131	80,149	80,149
Securities held to maturity	11,394,088	11,292,508	13,531,716	13,586,534
Loans, net	66,196,534	66,406,004	60,036,443	61,630,243
Federal Reserve Bank stock	294,750	294,750	273,000	273,000
Accrued interest receivable	257,310	257,310	244,810	244,810

Financial liabilities
Deposits	$(80,133,130)	$(80,188,346)	$(80,085,700)	$(80,428,527)
Federal funds purchased	(1,000,000)	(1,000,000)	—	—
Repurchase agreements	(2,436,584)	(2,436,584)	(1,421,652)	(1,421,652)
Note payable	—	—	(250,000)	(250,000)
Accrued interest	(240,562)	(240,562)	(261,345)	(261,345)

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not significant.

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of PanAmerican Bancorp follows.

CONDENSED BALANCE SHEETS December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$54,916	$275,947
Investment in Bank subsidiary	9,738,018	8,049,459
Other assets	86,947	451

Total assets	$9,879,881	$8,325,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$—	$250,000
Other liabilities	32,785	46,091
Shareholders’ equity	9,847,096	8,029,766

Total liabilities and shareholders’ equity	$9,879,881	$8,325,857

CONDENSED STATEMENTS OF INCOME Years ended December 31,

	2003	2002

Interest expense	$3,958	$16,097
Salaries and benefits	186,177	105,931
Other expense	109,227	120,396
Equity in net loss of Bank	(143,293)	(265,525)

Net loss	$(442,655)	$(507,949)

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS Years ended December 31,

	2003	2002
Cash flows from operating activities
Net loss	$(442,655)	$(507,949)
Adjustments:
Equity in undistributed subsidiary income	143,293	265,525
Change in other assets and other liabilities	(99,802)	36,595
Net cash from operating activities	(399,164)	(205,829)

Cash flows from investing activities
Investment in Bank	(1,919,563)	(2,249,470)
Net cash from investing activities	(1,919,563)	(2,249,470)

Cash flows from financing activities
Repayments of note payable	(250,000)	(250,000)
Exercise of stock options	—	80,065
Proceeds from stock issue	2,347,696	2,401,112
Net cash from financing activities	2,097,696	2,231,177

Net change in cash and cash equivalents	(221,031)	(224,122)

Beginning cash and cash equivalents	275,947	500,069

Ending cash and cash equivalents	$54,916	$275,947

NOTE 17 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2003	2002

Basic and diluted
Net loss	$(442,655)	$(507,949)

Weighted average common shares outstanding	5,652,618	4,725,106

Basic and diluted earnings (loss) per common share	$(0.08)	$(0.11)

Stock options and stock warrants for 283,417 and 2,373,050 shares of common stock were not considered in computing diluted earnings per common share for 2003, and stock options and stock warrants for 133,917 and 708,658 shares of common stock were not considered in computing diluted earnings per common share for 2002, because they were antidilutive.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2003	2002

Unrealized holding gains and losses on available-for-sale securities	$(115,978)	$(31,828)
Less reclassification adjustments for gains and losses later recognized in income	(21,788)	(30,371)
Net unrealized gains and losses	(137,766)	(1,457)
Tax effect	50,037	—
Other comprehensive loss before minority interest	(87,729)	(1,457)
Minority interest in other comprehensive loss of subsidiary	18	2

Other comprehensive income (loss)	$(87,711)	$(1,455)

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings (Loss) Per Share
				Basic	Fully Diluted

2003
First quarter	$1,207,123	$888,499	$80,505	$0.02	$0.02
Second quarter	1,182,331	906,148	(456,946)	(0.08)	(0.08)
Third quarter	1,250,074	940,270	106,714	0.02	(0.02)
Fourth quarter	1,292,939	1,000,513	(172,928)	(0.04)	(0.04)

2002
First quarter	$964,011	$685,111	$(545,211)	$(0.13)	$(0.13)
Second quarter	1,003,818	818,632	(114,212)	(0.02)	(0.02)
Third quarter	1,017,562	761,972	63,499	0.01	0.01
Fourth quarter	1,103,545	744,816	87,975	0.02	0.02

NOTE 20 – SUBSEQUENT EVENTS (UNAUDITED)

On February 17, 2004, the Corporation purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. Approximately $40 million of loans were purchased, and approximately $60 million of deposits were assumed. $22 million in cash was received which was reduced by a purchase price of approximately $3.8 million.  The Corporation also assumed leases for three Gulf Bank branches in Miami-Dade County, Florida.  The transaction received approval by federal and state banking regulators. To facilitate the transaction, Series A preferred shares were issued in January 2004 and $1,000,000 was obtained from Independent Bankers Bank along with certain other loans, which was down-streamed to the Bank to provide capital to complete the transaction. As security for the loan, the Corporation pledged 100% of our shares in PanAmerican Bank as collateral.

Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the Securities and Exchange Commission. The Series A preferred shares may not be redeemed by the shareholders and may not be called. The Series A preferred shares provide for a liquidation preference in the event of the Corporation’s liquidation. The Series A preferred shares will not have voting rights, except as required by Delaware law.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 20 – SUBSEQUENT EVENTS (CONTINUED)

The Corporation is currently completing a registration statement for 1,265,000 units consisting of one share of common stock and two Class D common stock warrants. The Corporation intends to use a portion of the proceeds of this offering to redeem the Series A preferred shares and satisfy all loans in full.

The rent commitments under the three noncancelable branch operating leases assumed from Gulf Bank are as follows, before considering renewal options that generally are present.

2004	$444,296
2005	533,156
2006	533,156

$1,510,608

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2003 an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Controller have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of December 31, 2003. Subsequent to the date of their evaluation, our Chief Executive Officer and Controller have concluded that there were no significant changes in PanAmerican's internal controls or in other factors that could significantly affect its internal controls.

.

CHANGES IN INTERNAL CONTROLS.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT : COMPANY OFFICERS AND DIRECTORS

Name	Term Expires	Age	Position	Position Since

James F. Partridge	2005	72	Chairman of the Board	April, 2000
Michael E. Golden	2005	59	Director	May, 2002
Hugo Castro	2006	60	Director	April, 2001
Philip C. Modder	2004	61	Director	June, 1992
Leonard F. Marinello	2006	62	Director	June, 2000
Nelson Famadas	2004	54	Director	May, 2002
Samuel S. Caliendo	2004	52	Director	September, 2001
Susan Jaramillo	2006	57	Director	December, 2002
Stephen L. Perrone	2004	61	Director	September, 2001
Joseph Rey	2006	54	Director	December, 2002
Eugene J. Strasser	2004	55	Director	December, 1992
Alberto Valle	2005	65	Director	September, 2001

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

James F. Partridge: Mr. Partridge is 72 years old and has been the Chairman of the Board of the Holding Company since April 2000 and is a Director of the Bank. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of Directors of Visa International and is Chairman of its Executive & Planning Committee. He joined the management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978. His term expires on June 17, 2005.

Michael E. Golden: Michael E. Golden is 59 years old and is the President, Chief Executive Officer of the Holding Corporation and has been a Director of the Holding Company and Bank since May 2002. He is also the Vice Chairman of the Bank. Mr. Golden has been in the investment banking /securities business for over 25 years. He was a Senior Vice President in sales and management at Smith Barney from 1979 to 1989. In 1989, he started a securities firm, First Colonial Securities Group, which grew nationwide to 25 offices and 200 retail brokers specializing in asset management and investment banking. The firm was responsible for numerous initial public offerings (“IPO”) in the commercial banking and industrial business. Golden was the Vice Chairman and Founder of Carnegie Bank of Princeton NJ in 1987 where his firm, First Colonial Securities Group, a member of the NASD, was the main underwriter of the IPO. First Colonial Securities Group served as an investment banker in the sale of Carnegie Bank. He was also on the board of the Boca Raton National Bank of Florida. In 1998, Mr. Golden bought Admiralty Bank of Palm Beach Garden and along with Bruce Mahon; they were the Chair and Vice Chair respectively. Mr. Golden’s firm, First Colonial Securities Group raised the initial capital of $8 million through a private placement offering and then did an initial public offering raising $13.3 million in September, 1998. Admiralty Bank grew from $45 million in assets in 1998, to over $500 million in less than four (4) years and was subsequently sold in 2002 to Royal Bank of Canada. Mr. Golden has also been on the board of other banks and industrial companies. Mr. Golden is currently Chairman of the Kid Academy, a child-learning center that he founded in 1997.

Mr. Golden has also been very active in the community in both South Jersey and South Florida where he served on the boards of many philanthropic organizations including the Jewish Federation of South Palm Beach County, Florida, Donna Klein Jewish Academy, President of the South Jersey Heart Association, Trustee of the Cooper Hospital of South Jersey, President of the Ben Gurion University of South Jersey chapter and other organizations. His term expires on June 17, 2005.

Hugo A. Castro: Mr. Castro is 60 years old and is the President, Chief Executive Officer and Director of the Bank, and is Chairman of the Bank’s Loan and Discount Committee. He also serves on the Board of Directors of PanAmerican where he is a shareholder, and Corporate Secretary. Mr. Castro is a graduate of the School of Banking of the South at Louisiana State University, he holds a degree from Miami-Dade College, and attended La Salle University in Havana, Cuba in 1960 and 1961.

Mr. Castro is a career banker of 39 years. Until 1999, Mr. Castro served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida. He was an Executive Vice President with Totalbank in Miami, Florida from 1996 through 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, Miami, Florida, having joined Intercontinental upon the acquisition of Commercial Trust Bank, Miami, Florida in 1993. Mr. Castro was the President, Chief Executive Officer, Director, and a founding shareholder of Commercial Trust Bank, Miami, Florida from 1988 to 1993, following 20 years of service at Commercial Bank & Trust Company, where he served as Executive Vice President.

In 1988 Commercial Bank & Trust Company was an affiliate of Florida Commercial Banks Holding Company with $1 Billion in Assets. The company was acquired by First Union [today Wachovia] in its first transaction in South Florida, providing the market share to establish its base over the three counties. Taking advantage of this transaction, and the past twenty years of service to the bank; Mr. Castro organized a group of investors to purchase the Village Bank of Hialeah, a small community bank, under a “cease and desist order” from the FDIC. The Village Bank was renamed Commercial Trust Bank, and with new capital and management under the direction of Mr. Castro as President and Chief Executive Officer, restored the bank to regulatory standards and turned a profit after the first 12 months of operation of the bank. His term expires on June 17, 2006.

Philip C. Modder: Mr. Modder is 61 years old and a Director of PanAmerican Bank and has been a Director of the Holding Company since June 1992. He is the Regional President of Palm Beach County for the Bank. Mr. Modder has been involved in the banking industry in Palm Beach County for over 25 years. Mr. Modder was educated at the University of Wisconsin, Racine, Wisconsin, Evangel College, Springfield, Mo., and Florida Atlantic University, which granted him a B.S. degree in 1969, in Finance and Accounting. Prior to organizing PanAmerican Bancorp, Mr. Modder was President and CEO and an organizing Director of Mizner Bank, located in Boca Raton, Florida, from March 1987 to May 1992. Prior thereto, Mr. Modder served as Senior Vice President of Caribank of Palm Beach County, as Senior Vice President and Area Manager of Atlantic National Bank for five years and Vice President and Branch Manager for eight years at Sun Bank. Mr. Modder serves as a Director and a past Chairman of the Boca Raton Chamber of Commerce, and also serves as Chairman of the Boca Raton Airport Authority. His term expires on June 17, 2004.

Leonard F. Marinello: Mr. Marinello is 62 years old and has served as the Chairman of the Board of the Bank and a Director of the Holding Company since June 2000. Mr. Marinello has been President and Chief Executive Officer of Allied Plating Supplies, Inc., a company engaged in the metal finishing business, from 1957 to the present, where he has been active in all phases of the business including domestic sales, international sales, manufacturing and finance. Mr. Marinello was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. During this time, he was an active member of that bank’s Loan and Audit Committees. Mr. Marinello has also served as a Director of several privately held companies, including Allied Plating Supplies, Inc. (Chairman), Arch Drain Block Co. (Chairman), Brick Oven Pizzaria and Royal Sport, Inc. Mr. Marinello is a graduate of the University of Miami, where he received a Bachelor’s degree in Finance. His term expires on June 17, 2006.

Nelson Famadas, Ph.D.: Dr. Famadas is 54 years old and been a Director and Vice Chairman of the Holding Company since May 2002 and is also a Director of the Bank. Dr. Famadas is also the Chairman of the Audit Committee of the Board of the Holding Corporation. Dr. Famadas serves on the boards of various civic and charitable organizations both in Puerto Rico and Florida. He is also a member of the board of a community-based home healthcare agency, as well as of two non-profit hospitals. He is presently an Adjunct Professor at Florida International University’s School of Business Administration, lecturing in Operations Management. Dr. Famadas is Chairman and CEO of Gables Holding Corporation, a real estate development company, with over $116 millions of projects under development. His term expires on June 17, 2004.

Samuel S. Caliendo: Mr. Caliendo is 52 years old and been a Director of the Holding Company since September 2001. Mr. Caliendo has lived in South Florida for more than 30 years. He has served as Vice President of Consolidated Construction, Inc., a commercial builder, since 1992; as President of Park Avenue Creative

Decorating, and Shoreline Realty, Inc., a residential MLS realtor, since 1985. Mr. Caliendo is a graduate of Florida State University, with a degree in Business and Government. His term expires on June 17, 2004.

Susan Jaramillo: Ms. Jaramillo is 57 years old and has been a Director of the Holding Company since December 2002. She earned an MBA degree from the University of Chicago Graduate School of Business in 1977. After business school, Ms. Jaramillo worked for CBS at its Chicago Station, WBBM-TV, as the Director of Financial Planning. During 1981 she was Vice President and Assistant to the Chairman of American Cinema and its parent company, American Communications Industries, a large U.S. production and distribution company. In 1981, Ms. Jaramillo was granted a construction permit by the FCC to build and operate WDZL (Channel 39) in Miami, Florida, which she operated from 1982 to 1984 when it was sold. In 1993 she became a general partner of Rainbow Broadcasting, which built and operated WRBW (Channel 65) in Orlando, Florida. The station was sold in 1998. Since that time, Ms. Jaramillo has been an individual investor in Miami, Florida and is presently the CEO of Locus Location Systems, LLC and a partner in several investment partnerships with Joseph Rey and Stephen Perrone. Her term expires on June 17, 2006.

Stephen L. Perrone: Mr. Perrone is 59 years old and is a Director of the Bank and has been a Director of the Holding Company since September 2001. Mr. Perrone is also a member of the Audit Committee of the Board of Holding Company. Mr. Perrone is Founder and President of Brickell Bay Capital Group, a private investment firm, which was formed in 1996. Prior to this, Mr. Perrone was a Partner with the Law Offices of Shutts & Bowen in Miami, Florida where be began his law career in 1968. During his time as a Partner at Shutts & Bowen, Mr. Perrone was involved in corporate mergers and acquisitions, formation and structuring of investment vehicles for U.S. and non-U.S. investors and businesses and U.S. income and estate planning matters. Mr. Perrone is also a Certified Public Accountant, licensed in Florida. Mr. Perrone has been active in community affairs, having been past president of the Miami Downtown Lions Club, and the Coral Gables South Miami Khoury Baseball League, where he was active for twelve years. He was a founding member and still is on the Board of the Archdiocese of Miami Education Foundation. He has also served on the Boards of Gulliver Schools and the Miami City Ballet. His term expires on June 17, 2004.

Joseph Rey: Mr. Rey is 54 years old and has been a Director of the Holding Company since December 2002. Mr. Rey received his B.A. from City University of New York in 1972. He began his career in New York City where he worked with Westinghouse Broadcasting Co., Buckley Broadcasting Co., and Golden West Broadcasting before moving to Miami, Florida in 1978 as the National Sales Manager for Storer Broadcasting. From 1980 to 1982 he was the General Manager of two Miami based radio stations, WCMQ AM and FM. In 1982 he became the Vice President of Sales for Miami based TV station, WDZL-TV. In 1982 he was a General Partner in an application for a new television station in Orlando, Florida, WRBW-TV. The FCC granted a construction permit in 1985, which was finalized in 1991. From 1985 to 1991 he was a Consultant to the broadcast industry and President of a data processing and telemarketing firm. From 1991 until the station was sold he was the General Manager of WRBW-TV. He is presently a partner in several investment partnerships with Susan Jaramillo and Stephen Perrone. His term expires on June 17, 2006.

Eugene J. Strasser, M.D.: Dr. Strasser is 55 years old and has been a Director of the Holding Company since December 1992. He did his undergraduate and Pre-Med work at Loyola College and the University of Maryland where he graduated in 1968. He attended the University of Maryland Medical School in Baltimore, Maryland where he graduated in 1972. He is licensed by the American Medical Board as a Board Certified General Surgeon and a Board Certified Plastic and Reconstructive Surgeon. He has established his own private hospital, Cosmeplast Center, in Coral Springs, Florida where he has practiced medicine since 1981. His term expires on June 17, 2004.

Alberto Valle: Mr. Valle is 65 years old and is a Director of the Bank and has been a Director of the Holding Company since September 2001. Mr. Valle is also a member of the Audit Committee of the Board of the Holding Company, and is a Member of the Bank’s Loan & Discount Committee, Asset/Liability & Investment Committee, and the Audit & Examining Committee. Mr. Valle attended the Havana Institute in Havana, Cuba, where he received his Bachelor in Science. He has been employed with BMC Investments, and Athlone of Florida, Inc., since 1987, where he is responsible for the direct supervision of the construction and administration of new developments in Stuart, Florida, real estate holdings in Palm Beach County, and related corporations. Mr. Valle was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. He also served as Vice President and Lending Officer for Commercial Bank and Trust from 1985 to 1988. His term expires on June 17, 2005.

James F. Partridge: Mr. Partridge is the Chairman of the Board of PanAmerican Bancorp and is a director of PanAmerican Bank. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of directors of Visa International and is Chairman of its Executive & Planning Committee. He joined the Management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of Section 16(a) reports furnished to the Company, the Company believes that none of the foregoing persons failed to file during 2002 on a timely basis, as disclosed in those forms, reports required to be filed by Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION OF MANAGEMENT

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 2003, 2002, and 2001. The table includes information on the Company Director and the Bank Regional President Palm Beach County, Philip C. Modder, and the Company Director and Bank’s President and CEO Hugo A. Castro, (collectively, the “Named Executive Officers”). No other current executive officer earned more than $100,000 in salary and bonus in 2003.

	Annual Compensation			Long-Term Compensation
	Year	Salary	Other Annual Compensation	Securities Underlying Options/ Sars (#)	LTIP Layouts	Other Compensation

Michael E. Golden	2003	$125,000	$11,400	—	—	—
Director, President and Chief	2002	—
Executive Officer of the Holding Corp.	2001	—	—	—	—	—

Philip C. Modder	2003	$125,000	—	—	—	—
Director and Regional President, Palm	2002	$125,000	-0-	—	—	—
Beach County of PanAmerican Bank	2001	$125,000	$17,000	—	—	—

Hugo A. Castro	2003	$125,000			—	—
Director, President and CEO of	2002	$125,000	-0-	—	—	—
PanAmerican Bank	2001	$150,000	$19,800	—	—	—

———————

(1) Includes Term Life Insurance premiums and automobile allowances.

The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 2002.

Option / SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SAR’s Granted	% of Total Options/ SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Michael E. Golden	19,000	0%	3.35	2013
Hugo A. Castro	19,000	0%	3.35	2013

The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-End	Value of Unexercised In-the-Money Options/SAR’s at FY-End (1)

Philip C. Modder	29,005	$47,978	9,546	$0 (2)
Hugo A. Castro			60,000	$0 (3)

———————

(1)

There is a limited market for the Company’s Common Stock on the Over-the-Counter Bulletin Board.

(2)

Average option exercise price was $6.25 per share. Mr. Modder waived 1,258,670 unexpired options with an average option exercise price of $18.20.

(3)

Average option exercise price was $1.75 per share.

EMPLOYMENT AGREEMENTS

Michael E. Golden has an Employment Agreement with the Holding Company dated January 1, 2004 which expires December 31, 2004 unless either party notifies the other, sixty days prior to the ending date. Mr. Golden’s Employment Agreement provides that he will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan.

Hugo A. Castro’s Employment Agreement with the Bank dated January 1, 2003 was renewed in January 2004 and the expiration date was extended to December 31, 2004, unless either party notifies the other, sixty days prior to the ending date. Mr. Castro’s Employment Agreement provides that he will receive: a minimum base salary of $125,000; health, hospitalization, and disability benefits; life insurance; an automobile or an automobile allowance; and participation in an executive incentive bonus plan.

The Employment Agreements above contain provisions for additional compensation to the executive in the event of termination. Mr. Golden, Mr. Castro and other executive officers of the Company and the Bank will be considered for inclusion in a management incentive bonus plan and the Employee Stock Option Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 1, 2003, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company’s voting securities.

Name and Address of Beneficial Owner (1)	Number of Shares		% of Outstanding Shares

First Bancorp 1519 Ponce de Leon Ave San Juan, PR 00908	504,491		8.5%
Martin & Edith Stein 3475 Sheridan St Hollywood, FL 33021	515,115	(2)	8.7%
Alberto Valle 3475 Sheridan Street Hollywood, FL 33021	325,412		5.5%

———————

(1)

Based on information supplied by the persons indicated.

(2)

Number of shares includes shares owned by Mr. Stein’s wife.

(3)

Number of shares includes shares held by corporations with which Mr. Valle has sole voting and shared investment power.

The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of December 31, 2003.

Name (1)	Shares of Common Stock	Percent Of Class

Samuel S. Caliendo	58,676	0.9%
Hugo A. Castro (2)	122,381	2.0%
Nelson Famadas (4)	174,417	2.9%
Michael E. Golden (5)	191,600	3.2%
Susan Jaramillo	63,238	1.0%
Leonard F. Marinello	134,286	2.2%
Philip C. Modder (6)	185,997	3.1%
James F. Partridge	131,308	2.2%
Stephen L. Perrone (7)	247,029	4.1%
Joseph Rey	63,238	1.0%
Eugene J. Strasser (8)	99,302	1.6%
Alberto Valle (3)	325,412	5.5%
All directors & executive officers as a group: 12 persons (9)	1,796,884	29.7%

———————

(1)

The business address of each of the persons identified above is at PanAmerican Bancorp, 3475 Sheridan Street Hollywood, Florida 33021.

(2)

Number of shares includes 11,841 options that are exercisable within 60 days.

(3)

Number of shares includes options to purchase 183,333 shares that are exercisable within 60 days.

(4)

Number of shares includes 37,942 shares owned by Mr. Famadas’s wife

(5)

Number of shares includes 53,200 shares held by a corporation and with respect to which Mr. Golden has sole voting and shared investment power.

(6)

Number of shares includes options to purchase 9,546 shares that are exercisable within 60 days, and 18,368 shares owned by Mr. Modder’s wife.

(7)

Number for shares includes 123,428 shares held by a limited partnership and 76,315 held by a corporation with respect to which Mr. Perrone has sole voting power and shared investment power.

(8)

Number of shares includes 75,801 shares owned by Mr. Strasser’s wife and options to purchase 20,168 sharesthat are exercisable within 60 days.

(9)

Except as otherwise indicated above, the directors and officers own these shares directly.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christine Golden, the spouse of PanAmerican CEO and President, Michael Golden, is the sole owner of the issued and outstanding shares of Franklin National Financial Holding, LLC, which is the parent company of Franklin National Financial Group, LLC, a registered securities broker-dealer. Under Florida law, Christine Golden’s interest in Franklin National Financial Holding, LLC is the marital asset of both Michael and Christine Golden. Michael Golden also presently maintains his NASD Series 7 registered representative license with Franklin National Financial Group, LLC. Franklin National Financial Group, LLC, on August 15, 2003, entered into a Networking Arrangement with the Holding Company and the Bank for Franklin National Financial Group, LLC to provide securities broker-dealer services to Bank customers at the Bank’s branches, and for the Bank to receive a fee from this arrangement. According to the Networking Arrangement, Franklin National Financial Group, LLC, will pay the Bank a fee for utilizing Bank space at its branches. Franklin National Financial Group, LLC will be permitted to advertise its broker-dealer services at the Bank’s branches and enter into agreements with customers for brokerage services. The Bank sampled rents from other similar arrangements to determine the rent to be charged Franklin National Financial Group, LLC. Members of our Board were aware of the relationship between Michael Golden, and his wife’s broker-dealer, Franklin National Financial Group, LLC, and consented to the arrangement. The Board took no further steps in this matter. The Bank will not be involved in the brokerage relationship between its customers and Franklin National Financial Group, LLC nor will the Bank receive any compensation or fee for brokerage transactions or services provided by Franklin National Financial Group, LLC. The arrangement between the Bank and Franklin National Financial Group, LLC will be in compliance with the rules of the SEC for such bank-securities brokerage affiliations.

PanAmerican currently extends eight direct and/or indirect credit accommodations to three directors in the aggregate amount of approximately $2.3 million. Roughly $2.1 million is secured by real estate, $89,000 is secured by automobiles, $87,000 is secured by cash collateral, and $73,000 is unsecured. The loans are all believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

On January 26, 2004, upon the approval of our Board of Directors to facilitate the Gulf Bank transaction, we received loans from certain of our directors totaling $545,000.

Each of these loans provide for our payment of interest at the prime rate of interest for a term of six months. The loans are unsecured. The purpose of these loans is to assist us in completing the Gulf Bank transaction as we have used these funds for our escrow deposit with Gulf Bank.

Also on January 26, 2004, to facilitate the Gulf Bank transaction, and upon the approval of our Board of Directors, certain directors purchased our Series A preferred shares at $1,000 per share in a private offering totaling $405,000.

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
(c) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)
(d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)
(e) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 (10)
3.(ii)	By-laws of the registrant (4)
4.1	Stock Certificate for Common Stock (6)
10.1	Asset Purchase Agreement between PanAmerican Bank and Gulf Bank dated October 9, 2003.
10.2	Executive Employment Agreement dated , 2003 between Hugo Castro and PanAmerican Bank.
11.0	Statement of Computation of Per Share Earnings - N/A
15.0	Letter on Unaudited Interim Financial Information - N/A
18.0	Letter re change in accounting principles - N/A
19.0	Reports furnished to security holders - N/A
21.0	Subsidiaries of the registrant - filed herewith
22.0	Published report re matters submitted to vote - N/A
23.0	Consent of experts and counsel - N/A
24.0	Power of attorney - N/A
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification
99.0	Additional Exhibits - N/A

————————

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

(6)

Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002

 * Management compensation plan or arrangement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

During the last two fiscal years the aggregate professional fees billed by our principal accountant for the audit of our annual financial statements and the review of our financial statements in Form 10-Q and our other statutory or regulatory filings are as follows:

a.

2002

$101,137.00

b.

2003

$  60.500.00

(2)

Audit-Related Fees

During the last two fiscal years the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit and review of our financial statements not reported in Section 1 above are as follows:

a.

2002

$          N/A

b.

2003

$          N/A

(3)

Tax Fees

During the last two fiscal years the aggregate fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning are as follows:

a.

2002

$          N/A

b.

2003

$      12,350

The nature of the services comprising the fees are tax planning and tax filing.

(4)

All Other Fees

During the last two fiscal years the aggregate fees for products and services provided by the principal accountant, except those states in sections 1-3 above, are as follows:

a.

2002

$         N/A

b.

2003

$     81,430

(5)

Audit Committee

(i)

Our Audit Committee’s pre-approval policies and procedures are as follows:

Crowe Chizek, who performed audit services for us in 2003, including an examination of the consolidated financial statements and services related to filings with the Securities and Exchange Commission, has served as our accountants since 2002. Crowe Chizek performed all of its services in 2003 at customary rates and terms.

The Audit Committee approves in advance all services to be performed by the Company's independent auditors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Audit Committee Chair whose action shall be considered to be that of the entire Committee. Under SEC rules, pre-approval shall not be required for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitute no more than 5% of the total amount of revenues paid by the Company to the auditors during the fiscal year in which the non-audit services are provided, (2) such services were not recognized by the Company at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. No services were provided by Crowe Chizek and Company LLC pursuant to these exceptions in the 2003 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP
March 30, 2004	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date

(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March, 30, 2004
Michael E. Golden

(ii) Principal Accounting & Financial Officer:

/s/ ALFREDO M. BARREIRO	Treasurer	March, 30, 2004
Alfredo M. Barreiro	(Chief Financial Officer)

(iii) Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March, 30, 2004
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March, 30, 2004
Michael E. Golden

/s/ SAMUEL S. CALIENDO	Director	March, 30, 2004
Samuel S. Caliendo

/s/ HUGO A. CASTRO	Director	March, 30, 2004
Hugo A. Castro

/s/ NELSON FAMADAS	Director	March, 30, 2004
Nelson Famadas

/s/ SUSAN JARAMILLO	Director	March, 30, 2004
Susan Jaramillo

/s/ LEONARD F. MARINELLO	Director	March, 30, 2004
Leonard F. Marinello

/s/ PHILIP C. MODDER	Director	March, 30, 2004
Philip C. Modder

/s/ STEPHEN L. PERRONE	Director	March, 30, 2004
Stephen L. Perrone

/s/ EUGENE J. STRASSER	Director	March, 30, 2004
Eugene J. Strasser

/s/ JOSEPH REY	Director	March, 30, 2004
Joseph Rey

/s/ ALBERTO VALLE	Director	March, 30, 2004
Alberto Valle

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997 (1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997 (1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997 (1)
3.(i)	Articles of Incorporation
(a) Certificate of Incorporation of Southern Security Bank Corporation, dated October 3, 1996 (2)
(b) Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to PanAmerican Bancorp) (1)
(c) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated January 17, 1998 (2)
(d) Certificate of Amendment of Incorporation of Southern Security Bank Corporation dated December 21, 1999 (3)
(e) Certificate of Amendment of Certificate of Incorporation of Southern Security Bank Corporation, dated November 13, 2001 (10)
3.(ii)	By-laws of the registrant (4)
4.1	Stock Certificate for Common Stock (6)
10.1	Asset Purchase Agreement between PanAmerican Bank and Gulf Bank dated October 9, 2003.
10.2	Executive Employment Agreement dated , 2003 between Hugo Castro and PanAmerican Bank.
11.0	Statement of Computation of Per Share Earnings - N/A
15.0	Letter on Unaudited Interim Financial Information - N/A
18.0	Letter re change in accounting principles - N/A
19.0	Reports furnished to security holders - N/A
21.0	Subsidiaries of the registrant - filed herewith
22.0	Published report re matters submitted to vote - N/A
23.0	Consent of experts and counsel - N/A
24.0	Power of attorney - N/A
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification
99.0	Additional Exhibits - N/A

———————

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

(6)

Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002

* Management compensation plan or arrangement.