Form 10QSB
period 2004-03-31
PANAMERICAN BANCORP
filed 2004-05-17
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

PANAMERICAN BANCORP

(Exact name of registrant as specified in its charter)

Delaware	0-22911	65-0325364
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

3400 Coral Way, Miami, Florida 33145

(Address of Principal Executive Office) (Zip Code)

(305) 421-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2004:

Common Stock 5,892,126 shares

Transitional Small Business Disclosure Format (check one): YES ☐; NO ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from financial institutions	$7,731,976	$3,190,424
Federal funds sold	20,130,000	—
Cash and cash equivalents	27,861,976	3,190,424
Securities available for sale	5,455,797	7,883,131
Securities held to maturity (fair value 2004 - $11,069,944, 2003- $11,292,508)	11,273,277	11,394,088
Loans, net (of allowance of $1,213,000 and $738,147)	109,992,321	66,196,534
Federal Reserve Bank Stock	294,750	294,750
Accrued interest receivable	306,862	257,310
Premises and equipment, net	2,133,856	1,717,838
Goodwill and other intangibles	5,168,867	1,953,540
Other assets	2,801,301	1,211,996
	$165,289,007	$94,099,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$36,346,768	$17,053,604
Interest bearing	108,554,211	63,079,526
Total deposits	144,900,979	80,133,130
Federal funds purchased	—	1,000,000
Repurchase agreements	2,447,752	2,436,584
Notes payable	4,852,500	—
Accrued expense and other liabilities	649,476	659,374
Total liabilities	152,850,707	84,229,088
Minority interest	22,983	23,427

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; 2004-3,100 shares Issued and outstanding, 2003 – none issued and outstanding	3,100,000	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2004 – 5,892,126 shares issued and outstanding, 2003 - 5,892,126 shares issued and outstanding	294,593	294,593
Capital surplus	19,080,454	19,085,454
Accumulated deficit	(9,015,013)	(8,448,430)
Accumulated other comprehensive income	(44,717)	(84,521)
	13,415,317	10,847,096
Subscriptions receivable	(1,000,000)	(1,000,000)
Total shareholders’ equity	12,415,317	9,847,096
	$165,289,007	$94,099,611

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$1,379,842	$1,083,647
Securities	156,090	105,691
Federal funds sold and other	29,400	17,785
	1,565,332	1,207,123
Interest expense:
Deposits	412,449	310,909
Other	70,424	7,715
	482,873	318,624

Net interest income before provision for loan losses	1,082,459	888,499
Provision for loan losses	579,000	103,000

Net interest income after provision for loan losses	503,459	785,499

Noninterest income:
Fees on deposit accounts	201,747	132,735
Net (losses) gains on sales of securities	(32,664)	—
Other	7,773	—
	176,856	132,735
Noninterest expenses:
Salaries and employee benefits	561,310	416,292
Occupancy and equipment	245,228	166,020
Data and item processing	119,498	91,149
Professional fees	58,370	32,509
Insurance	63,146	27,691
Other	199,790	103,744
	1,247,342	837,405

Income (loss) before minority interest in net income (loss) of subsidiary	(567,027)	80,829

Minority interest in net (income) loss of subsidiary	444	(324)

Net income (loss)	$(566,583)	$80,505

Basic and diluted earnings (loss) per share	$(0.10)	$0.02
Weighted average number of common shares, basic	5,892,126	4,725,106
Weighted average number of common shares, dilutive	5,892,126	4,877,149

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net cash (used in) provided by operating activities	$(4,805,547)	$190,062

Cash flows from investing activities
Maturities and paydowns of available for sale securities	3,968	13,207
Proceeds from sales of available for sales securities	2,519,334	-
Maturities and paydowns of held to maturity securities	105,540	4,352,646
Purchase of third party loans	(42,169,460)	—
Loan originations, net	(2,205,327)	(7,231,951)
Purchase of premises and equipment, net	(503,473)	(174,522)
Net cash used in investing activities	(42,249,418)	(3,040,620)

Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(988,832)	329,178
Net change in notes payable	4,852,500	(250,000)
Net (decrease) increase in deposits	(2,654,174)	4,823,326
Third party deposits assumed	67,422,023	—
Net proceeds from issuance of stock	3,095,000	1,720,702
(Decrease) increase in minority interest	—	3,107
Net cash provided by financing activities	71,726,517	6,626,313

Net change in cash and cash and equivalents	24,671,552	3,775,755

Cash and cash equivalents at beginning of period	3,190,424	12,052,195

Cash and cash equivalents at end of period	$27,861,976	$15,827,950

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2004 and 2003

						Accumulated Other Comprehensive Income
							Total Shareholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2003	$——	$257,922	$15,774,429	$—	$(8,005,775)	$3,190	$8,029,766

Comprehensive income:
Net income	—	—	—	—	80,505	—	80,505
Change in net unrealized gain(loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	80,505
Issuance of 473,424 shares of common stock	—	23,671	2,197,031	(500,000)	—	—	1,720,702

Balance at March 31, 2003	$—	$281,593	$17,971,460	$(500,000)	$(7,925,270)	$3,190	$9,830,973

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive loss:
Net loss	—	—	—	—	(566,583)	—	(566,583)
Change in net unrealized gain(loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	39,804	39,804
Total comprehensive income							(526,779)
Issuance of 3,100 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000

Balance at March 31, 2004	$3,100,000	$294,593	$19,080,454	$(1,000,000)	$(9,015,013)	$(44,717)	$(12,415,317)

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1. Significant Accounting Policies

Principles of Consolidation

PanAmerican Bancorp (“Company”) is a bank holding company regulated by the Federal Reserve that owns 99.9% of the outstanding capital stock of PanAmerican Bank ("Bank"). The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve, its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve. All material intercompany balances and transactions have been eliminated.

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

	Three Months Ended March 31,
	2004	2003

Net income (loss) as reported	$(566,583)	$80,505
Deduct: Stock-based compensation expense determined under fair value based method	(103,118)	(3,779)
Pro forma net income (loss)	$(669,701)	$76,726

Basic and diluted earnings (loss) per share as reported	$(0.10)	$0.02
Pro forma basic and diluted earnings (loss) per share	$(0.11)	$0.02

Note 2. Purchase of Assets and Liabilities of Gulf Bank

The Gulf Bank Asset Purchase Agreement closed on February 17, 2004, transferring all of its loans, totaling $42 million to the Bank, along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $500,000. The Bank assumed all of the deposits totaling $67 million of Gulf Bank, and Federal Home Bank Loan Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida.

To facilitate the Gulf Bank transaction we sold Series A Preferred Stock and borrowed money to increase our capital in the holding company and Bank as follows;

On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may not be called by us absent regulatory approval. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares will not have voting rights, except as required by Delaware law. We intend to use $3,100,000 of the proceeds of a proposed 2004 common stock offering to redeem the Series A preferred shares in full.

On February 13, 2004, we borrowed $1 million from Independent Bankers Bank of Lake Mary, Florida, at the prime rate of interest for six months. As security, we pledged 100% of our shares in PanAmerican Bank as collateral. We intend to use $1,000,000 of the proceeds of the offering to satisfy the loan to Independent Bankers Bank.

We also borrowed $545,000 from four of our Directors to facilitate the Gulf Bank transaction, and we intend to use $545,000 from the proceeds of the offering to repay the loan. We also intend to repay other loans totaling $655,000, in full, from the proceeds of the offering.

Note 3. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the three month periods ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

Note 4. Analysis of Allowance for Loan Losses

	Three months ended March 31
	2004	2003

Balance, beginning of year	$738,147	$747,750
Total charge-offs	(590,449)	(2,972)
Recoveries	29,158	4,742
Acquisition related adjustment	457,144	—
Provision for loan losses	579,000	103,000
Allowance balance at end of period	$1,213,000	$852,520

Gross loans	$111,205,321	$68,011,864
Allowance to total loans and discount	1.09%	1.25%
Classified loans	$1,358,692	$850,200

Impaired (Classified) loans were as follows:

	March 31, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$750,000	$750,000
Loans with allocated allowance for loan losses	608,692	969,965
Impaired (Classified) loans at end of period	$1,358,692	$1,719,965

Nonperforming loans were as follows:

	March 31, 2004	December 31, 2003

Loans past due over 90 days still on accrual	$22,999	$—
Nonaccrual loans	1,159,228	798,000

Note 5. Capital Adequacy

March 31, 2004 PanAmerican Bank		Bank	Adequately Capitalized	Well Captialized

Total risk-based ratio:
Tier 1 capital + ALLL	$9,478,000
Risk weighted assets	119,805,000	7.9%	8.0%	10.0%

Tier 1 risk-based ratio:
Tier 1 capital	$8,265,000
Risk weighted assets	119,805,000	6.9%	4.0%	6.0%

Tier 1 leverage ratio:
Tier 1 capital	$8,265,000
Average quarterly assets	157,216,000	5.3%	4.0%	5.0%

At March 31, 2004, the Bank’s total risk-weighted capital ratio was 7.91% which was temporarily below the required 8% adequate level. The ratios declined primarily due to the Gulf Bank Transaction and due to the size of the provision for loan losses taken in the first quarter. To correct the shortfall, management re-allocated investment of much of the Bank’s surplus liquidity to a lower risk weighted asset category (US Government securities) in April 2004. This action resulted in restoring the total risked-weighted capital ratio to adequate levels. The Bank remained well capitalized in the tier I risk-weighted and tier I leveraged capital ratios. Management is committed to operating the Bank at well capitalized levels. We believe that once the proceeds are received from our current offering of units, the Bank will return to reporting capital ratios of a well capitalized financial institution.

Note 6. Basic and Diluted Earnings (Loss) Per Share

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2004	2003

Basic earnings (loss) per share
Net income (loss)	$(566,583)	$80,505
Weighted average shares outstanding , basic	5,892,126	4,725,106
Basic earnings (loss) per share	$(0.10)	$0.02

Diluted earnings (loss) per share
Net income (loss)	$(566,583)	$80,505
Weighted average shares outstanding , diluted	5,892,126	4,877,149
Diluted earnings (loss) per share	$(0.10)	$0.02

Note 7. Pro Forma Results of Operations

On February 17, 2004 we purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida (the “Gulf Bank Transaction”). For financial reporting purposes, the Gulf Bank transaction was treated as an acquisition pursuant to the purchase method of accounting.

The following selected Pro Forma Consolidated Statement of Operations assumes the Gulf Transaction had become effective on January 1, 2004. The Pro Forma Statement of Operations does not include amounts related to acquisition costs (estimated to be $300,000) that will be incurred to complete implementation of the acquisition.

The Pro Forma Results of Operations, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

PANAMERICAN BANCORP, INC.

PROFORMA COMBINED STATEMENT OF OPERATIONS

For the Three Months ended March 31, 2004

	PanAmerican Bancorp for the period ended 03/31/04	Gulf for the period ended 02/17/04	Acquisition Proforma Adjustments		Proforma PanAmerican for the period ended 03/31/04

Interest on loans and leases	$1,379,842	$360,536	$(752)	1	$1,739,626
Interest and dividends on investments and fed funds	185,490	61,592	(19,121)	1	227,961
Total interest income	1,565,332	422,128	(19873)		1,967,587
Interest on deposits	412,449	120,209	(19,865)	1	512,793
Interest on other borrowings	70,424	17,382			87,806
Total interest expense	482,873	137,591	(19,865)		600,599
Net interest income	1,082,459	284,537	(8)		1,366,988
Provision (recovery) for loan losses	579,000	—			579,000
Net interest income after provision for loan losses	503,459	284,537	(8)		787,988
Fees on deposit accounts	201,747	101,420			303,167
Other fees and gains (losses) on sales of securities	(24,891)	205,253		2	180,362
Total non-interest income	176,856	306,673			483,529
Salaries and employee benefits	561,310	200,949			762,259
Occupancy and equipment	245,228	57,629			302,857
Professional services	58,370	29,016			87,386
Other	382,434	145,433			527,867
Total non-interest expense	1,247,342	433,027			1,680,369
Loss before minority interest in net loss of subsidiary	(567,027)	158,183	(8)		(408,852)
Minority interest in net loss	444				444
Net loss	$(566,583)	158,183	(8)		(408,408)
Basic and diluted earnings (loss) per share	(0.10)				(0.07)

———————

(1)

These adjustments represent amortization of purchase premiums and discounts from January 1 to February 17, 2004.

(2)

Includes Gulf Bank net gains on sales of securities of $184,000.

Note 8. Contingency

As part of the Gulf Bank Transaction, the Company assumed notes payable to the Federal Home Loan Bank (“FHLB”) in the face amount of $3 million and received cash from Gulf Bank (now Gulf Corporation) of $3 million. The assumption of the FHLB notes is conditional upon approval by the FHLB. Currently no decision has been reached by the FHLB on this matter. In the event that the FHLB does not approve assumption of the notes by the Company, the liability and cash (net of amounts receivable from Gulf Bank in connection with the transaction) will be returned to Gulf Corporation. No gain or loss is anticipated from the outcome of this transaction, however total assets (cash and receivables) and total liabilities (notes payable) would be reduced by $3 million should the transaction not be approved.

Note 9. Interest Paid

Interest paid in the three months ended March 31, 2004 was $343,000.

Note 10. Subsequent Events

At March 31, 2004, the Bank’s total risk-weighted capital ratio was 7.91% which was temporarily below the required 8% adequate level.  To correct the shortfall, Management re-allocated investment of much of the Bank’s surplus liquidity to a lower risk weighted asset category (US Government securities) in April 2004 This action resulted in restoring the total risked-weighted capital ratio to adequate levels. The Bank remained well capitalized in the tier I risk-weighted and tier I leveraged capital ratios. Management is committed to operating the Bank at well capitalized levels. We believe that once the proceeds are received from our current offering of units (discussed below), the Bank will return to reporting capital ratios of a well capitalized financial institution.

On May 9, 2004, the Company filed an SB-2 registration statement with the U.S. Securities and Exchange Commission for permission to sell units to the public comprised of one share of common stock and two warrants with each warrant providing for the purchase of one share of common stock. The Company expects to receive approximately $8.7 million from the offering that was declared effective by the U.S. Securities and Exchange Commission on May13, 2004.

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank entitled FAUSTO MARQUEZ, an individual and as Lead Organizer in the Global Bank, a banking corporation in the Process of Being Formed and AS ASSIGNEE OF INTERESTS HELD BY INDIVIDUAL MEMBERS OF THE MARQUEZ GROUP, v. SALVADOR BONILLA-MATHE, an individual and GULF BANK, a Florida banking corporation and PANAMERICAN BANK, a Florida banking corporation, case no. 03-24116 CA 20 (Miami-Dade Circuit Court). Marquez alleges that Gulf Bank and its principal shareholder breached an oral agreement to sell Gulf Bank to Marquez and his group, and unlawfully sold the assets of Gulf Bank to PanAmerican Bank. Marquez alleges that as purchaser of the assets of Gulf Bank, PanAmerican Bank is liable for any damages that Gulf Bank is unable to satisfy. PanAmerican Bank believes that the Marquez action is without any merit and it intends to vigorously defend against it. Marquez has not alleged a specific amount of damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the three month period ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require us to make particularly difficult, subjective and / or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Our accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see ASSET QUALITY AND NON-PERFORMING ASSETS).

We test goodwill and other intangible assets for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2003, (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill.

The Company accounts for its business combinations, such as the Gulf and PanAmerican acquisition, based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies.

GENERAL

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. It operates six full service banking offices in the area. The Company has grown significantly due to mergers with PanAmerican Bank in December 2001 and Gulf Bank in February 2004. Since the mergers, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

Our Business Strategy

The Company intends to continue to expand its business through internal growth as well as through the acquisition of other banks, such as our acquisition of the assets of Gulf Bank. We will pursue this business strategy while managing asset quality. Our strategy for achieving these objectives includes:

•

Acquiring the assets and deposits of other financial institutions.

•

Acquiring other small community banks in Southern Florida.

•

Opening new branch offices.

•

Origination of new loans and deposits

Our principal goal is to substantially increase our loan portfolio. The net proceeds of a proposed 2004 common stock offering will allow us to raise our legal lending limit to approximately $5 million from $3.1 million currently, which will allow us to compete more effectively and to make larger loans to larger borrowers.

Key to our growth and profitability is our experience in providing community banking services and our ability to create a culture committed to both proactive sales and disciplined credit quality. Our practice of employing fewer, but highly qualified and productive individuals at all levels of the organization is key to maintaining lower costs.

We intend to increase our level of earning assets as they relate to operating expenses in order to improve profitability. We are analyzing our operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. We believe that as a result of our efforts to control operating expenses, and to maintain or improve net interest margin, the company will be profitable in future years.

On February 17, 2004, we purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. We purchased approximately $42 million of loans, and assumed approximately $70 million of liabilities and received $28 million in cash which was reduced by a purchase price of approximately $4 million. Additionally we assumed three Gulf Bank leases in Miami-Dade County, Florida. The transaction received approval by federal and state banking regulators. To facilitate the transaction, we issued $3.1 million of Series A preferred shares and obtained a $1 million loan from Independent Bankers Bank along with certain other loans, which served as bridge financing pending the completion of this offering. We intend to use some of the proceeds of this offering to redeem our Series A preferred shares, subject to approval by banking regulators, and to satisfy our loan with Independent Bankers Bank and our other bridge loans.

We expect that our acquisition of certain assets of Gulf Bank, which substantially consist of commercial real estate loans, and our assumption of the deposit accounts will be compatible with our current operations and business model and should not alter our primary business of providing commercial real estate loans in South Florida.

As of March 31, 2004, the Company had total assets of $165.3 million, loans of $110.0 million, deposits of $144.9 million and stockholders’ equity of $12.4 million.

Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and are intensifying our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $3.1 million. Our legal lending limit was approximately $3.1 million as of March 31, 2004, and this limit accommodates the vast majority of credit opportunities we encounter.

LIQUIDITY

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at March 31, 2004 and December 31, 2003 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at March 31, 2004, consisted of $27.9 million in cash and cash equivalents and $5.5 million in available-for-sale investments, for a total of $33.4 million, compared to a total of $11.1 million at December 31, 2003, an increase of approximately $22.3 million or 200%. A good portion of the increase in liquidity resulted from cash flows received in the Gulf Bank Transaction. Management has retained higher liquidity balances in the short term pending new loan opportunities.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO MARCH 31, 2004

FINANCIAL CONDITION

Total assets increased by $71.2 million, or 76%, to $165.3 million at March 31, 2004 from $94.1 million at December 31, 2003, primarily due to the February 2004 acquisition of Gulf Bank.

Net loans receivable increased by $43.8 million or 66%, to $110.0 million at March 31, 2004, from $66.2 million at December 31, 2003. The increase in these earning assets was primarily the result of the purchase of $42.0 million of loans from Gulf Bank as well as additional loan activity from the branches, primarily in the greater Boca Raton area.

The Bank has no direct loans to foreign entities at March 31, 2004 however, some of the Bank’s loans are to U.S. corporations which may do business with companies in foreign countries.

The securities portfolio and cash increased by $22.1 million to $44.6 million at March 31, 2004 from $22.5 million at December 31, 2003.

This increase in the securities portfolio, cash, and loans is primarily the result of increases in deposits of $67 million and borrowings of $3 million resulting from the Gulf Bank Transaction. Increase in preferred stock of $3 million and other borrowings of $1.9 million since December 31, 2003 also contributed to fund the increases.

Goodwill has increased by $3.2 to $5.2 million in March 2004 from $2.0 million in March 2003. The increase in goodwill is attributable to the Gulf Bank Transaction. It represents the price paid in excess of the fair market value of the assets purchased and liabilities assumed.

Other assets increased by $1.6 million to $2.8 million in March 2004 from $1.2 million in March 2003. The increase was primarily due to the Gulf Bank Transaction. The Company expects repayment of $1.4 million on final settlement of the transaction.

ASSET QUALITY AND NON-PERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $1.2 million at March 31, 2004, and which when analyzed by Management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local, regional and national economy as well components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accruals, classified assets, non-performing assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

General Allocation: The methodology used in establishing general allocations is based on a broad risk analysis of the portfolio. All significant portfolio segments, including off balance sheet risk and concentrations, are analyzed. The amount of the general allocation is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. The Bank currently utilizes the following formula in determining its General Allocation:

•

Total non-classified loans with a risk grade of nominal to low carry no required general allocation.

•

Total non-classified loans with a risk grade of moderate to high carry a required general allocation of one percent.

•

Total non-classified consumer loans secured by automobiles and services by others carry an additional general allocation of 1/5 of one percent.

•

Total loans classified as “substandard”, and not considered to be significant commercial and industrial loans, carry a required general allocation of 15 percent.

•

Total loans classified as “doubtful”, and not considered to be significant commercial and industrial loans, carry a required general allocation of 50 percent.

Specific Allocations: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific allocation is needed for that credit. The determination of a specific allocation for an impaired asset is evaluated in accordance with FASB Statement No. 114, and a specific allocation is very common for significant credits classified as either “substandard” or “doubtful.”

The establishment of a specific allocation does not necessarily mean that the credit with the specific allocation will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

During the three months ended March 31, 2004, Management established a $579,000 provision for loan losses, primarily related to potential losses in the Business Manager portfolio. During this period, loans charged off totaled $590,000 and a $457,000 allocation was created relating to loans acquired in the Gulf Bank Transaction. The provision, charge offs and adjustment were partially offset by recoveries totaling $29,000, resulting in the $1.2 million allowance for loan losses at March 31, 2004.

Management has identified the Business Manager loan product as an area of concern. Business Manager is a specialized quasi-account receivable factoring product that requires a high level of monitoring to control risk. All Business Manager accounts are secured by a first lien position on the customer’s accounts receivable, and additional security typically includes a first lien position on all other business assets as well. Real estate mortgages on the principals’ and life insurance policies are obtained, when available, to further minimize risk. Cash collateral reserves are maintained at a minimum level equivalent to 10 percent of the outstanding balances and are adjusted upward monthly to 25 and 50 percent based upon invoice aging. Account receivable insurance is maintained and fraud insurance coverage is maintained up to $100,000 for each non-construction related business.

Problems were identified with construction-related sub-contractors under the program as habitual slow payment throughout the construction industry impaired collection and resulted in recourse default under the agreement(s.) As such, these companies were required to execute settlement agreements with PanAmerican Bank for repayment. One company has since defaulted under the settlement agreement and the Bank has filed suit to liquidate the company’s assets. Management charged off this exposure during the first quarter of 2004 in accordance with regulatory requirements with the potential for partial recovery at some point in the future through the liquidation process. The second customer continues to remit payment under the settlement agreement, which is partially secured by a mortgage on the principal’s residence as well as a life insurance policy.

Also during the first quarter of 2004, an additional construction-related company closed down its operations and commenced to file for liquidation under the Chapter 7 of the U.S. Bankruptcy Code. Management charged off this exposure during the first quarter of 2004 and engaged counsel to begin the collection process of the company’s accounts receivables and pertinent records to finalize the Bank’s claim under the account receivable insurance policy. Management anticipates the potential for a partial recovery at some point in the future.

After careful review of the Business Manager product, Management decided the Business Manager product did not fit well with the Bank’s current product mix. Phase out of the product was completed in the first quarter of 2004, and Management charged off approximately $582,000 in the first quarter. The Bank has commenced litigation to recover pledged collateral which, in our estimation should partially satisfy the loan balances. However because the timing and amount of the recovery is uncertain, we have charged off the full exposure.

The Company’s classified assets decreased to $1.4 million at March 31, 2004, or 1.2% of total gross loans which is reduced from $1.7 million at December 31, 2003, or 2.6% of total loans. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at December 31, 2003 and March 31, 2004.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)

Classified loans and discount	$1,359	$1,720
Other real estate owned and repossessions	—	—
Total classified and other	$1,359	$1,720

Percent classified and other/total loans	1.22%	2.56%

Gross loans	$111,205	$66,935

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)

Nonaccrual loans
Real estate	$797	$798
Commercial and consumer	362	—
Accrual loans
Commercial	23	—
Installment		—
Restructured loans	19	20
Real estate owned & repossessions	—	—

Total nonperforming assets	$1,201	$818

Total nonperforming assets have increased in 2004 from 2003 by $383,000. Nonaccrual loans increased by $361,000 from December 31, 2003. Of the total nonperforming loans, $797,000 consists of loans secured by real estate and $362,000 consists of other commercial loans. The greater part of increase in nonaccrual loans represents obligations from U.S. corporations that are currently facing economic hardship due to the economic deterioration of some Latin American economies. Accrual loans over 90 days increased by $23,000. In Management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $68.7 million, or 81%, to $152.9 million at March 31, 2004 from $84.2 million at December 31, 2003. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and noninterest checking, money market, savings, and certificates of deposit. Deposits increased to $144.9 million at March 31, 2004 from $80.1 million at December 31, 2003. The 81% increase primarily reflected the acquisition of $67 million in deposits from Gulf Bank.

The Bank continues to develop further its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These vary from each location, as the Miami and Boca Raton branches are located in a mixed communities of business and some residential, and the Hollywood Branch is more focused on personal banking, with a retirement community and a large family country club community in the immediate vicinity of the office, together with mixed large commercial facilities nearby. These factors play an important role in the Bank’s activity and performance in meeting the deposit and credit needs of the community. Checking accounts represent an important composition of the deposit mix and the Bank has historically maintained satisfactory levels of this type of deposits, because of its policy of relationship banking.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained stable at acceptable levels even after inclusion of new loans and deposits acquired from Gulf Bank.

Deposits	March 31, 2004	December 31, 2003
	(In thousands)

NOW accounts	$8,882	$4,076
Money market accounts	17,397	18,935
Savings accounts	6,986	1,605
Certificates of deposit under $100,000	40,250	15,007
Certificates of deposit $100,000 and more	35,039	23,456
Total interest-bearing deposits	108,554	63,079
Non interest-bearing deposits	36,347	17,054
Total deposits	$144,901	$80,133

NOTES PAYABLE

Notes payable totaled $4.9 million at March 31, 2004. As part of the Gulf Bank transaction in February 2004, we assumed Federal Home Loan Bank (“FHLB”) advances totaling $3 million (contingent on FHLB approval). In addition, in preparation for the Gulf Bank Transaction, we borrowed money to increase our capital in the holding company (as noted below) and invested the proceeds in the Bank.

On February 13, 2004, we borrowed $1.0 million from Independent Bankers Bank of Lake Mary, Florida, at the prime rate of interest for six months. As security, we pledged 100% of our shares in PanAmerican Bank as collateral. We intend to use $1.0 million of the proceeds of a proposed 2004 offering of common stock to repay the loan to Independent Bankers Bank.

We also borrowed $545,000 from four of our Directors to facilitate the Gulf Bank Transaction, and we intend to use $545,000 from the proceeds of the offering to repay these loans. We also intend to repay other loans totaling $655,000, in full, from the proceeds of the offering.

CAPITAL

The Company’s total stockholders’ equity was $12.4 million at March 31, 2004, an increase of $2.6 million, or 27%, from $9.8 million at December 31, 2003. The increase was due primarily to the issuance of $3.1 million in preferred stock, offset in part by the $567,000 net loss for the first quarter of 2004.

The Company’s Directors used the issuance of the preferred stock to partially fund the Gulf Bank Transaction. On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may not be called by us absent regulatory approval. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares will not have voting rights, except as required by Delaware law. We intend to use $3.1million of the proceeds of a proposed public offering in 2004 to redeem the Series A preferred shares in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

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

At March 31, 2004, the Bank’s total risk-weighted capital ratio was 7.91% which was temporarily below the required 8% adequate level. The ratios declined primarily due to the Gulf Bank Transaction and due to  the size of the provision for loan losses taken in the first quarter. To correct the shortfall, Management re-allocated investment of its much of the Bank’s surplus liquidity to a lower risk weighted asset category (US Government securities) in

April 2004. This action resulted in restoring the total risked-weighted capital ratio to adequate levels. The Bank remained well capitalized in the Tier I risk-weighted and Tier I leveraged capital ratios. The Bank’s ratios at March 31, 2004 and December 31, 2003 are listed below.

Bank Capital Ratios	March 31, 2004	December 31, 2003	Adequate	Well Capitalized

Total risk-weighted capital	7.9%	10.8%	>8%	>10%
Tier I risk-weighted capital	6.9%	9.7%	>4%	>6%
Tier 1 leverage capital	5.3%	8.0%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk. The Company is currently in process of filing a public offering of securities. If approved, the proceeds are expected to further improve capital ratios and meet the Company’s capital requirements.

RESULTS OF OPERATIONS

Comparison of results in this section is for the three month period ended March 31, 2004 and 2003. The net loss recognized for the three months ended March 31, 2004 was $567,000 compared to net income of $81,000 for the three month period ended March 31, 2003. The $648,000 decrease was primarily as a result of a provision for loan losses of $579,000 in 2004 as compared to $103,000 in 2003. Noninterest expenses increased $410,000, primarily as a result of the increased size of the Bank due to the Gulf Bank Transaction. These increased expenses were partially offset by increases in net interest income and other income of $194,000 and $44,000.

As we integrate the business growth achieved through the Gulf Bank Transaction, we believe that we can provide our services in a more cost-effective and efficient manner. We have continued to use our existing personnel and have supplemented staffing needs by employing a small number of former Gulf Bank employees. We anticipate improved operating results due to certain synergies of the combined operations. We have taken steps to assure the clients of the former Gulf Bank that the transition to PanAmerican Bank will be transparent to them and that their business is important to PanAmerican Bank. We do face uncertainty relating to retention of these customers and in achieving the cost savings through economies of scale that we anticipate.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2004 was $1.1 million as compared to $888,000 for the three months ended March 31, 2003, an increase of $194,000 or 22%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three month periods ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$17,205	$156	3.63%	$12,344	$105	3.42%
Federal funds sold and other	11,296	29	1.04	6,379	18	1.12
Loans:
Commercial loans (2)	23,448	367	6.26	19,787	326	6.58
Commercial mortgage loans (2)	52,849	854	6.47	34,023	600	7.05
Consumer loans(2)	2,391	37	6.11	3,204	57	7.19
Residential mortgage loans (2)	6,855	96	5.60	3,276	62	7.56
Home equity and other loans (2)	2,160	26	4.75	2,821	39	5.46
Total loans	87,703	1,380	6.29	63,111	1,084	6.87
Total interest earning assets	116,204	1,565	5.39	81,834	1,207	5.90
Noninterest-earning assets	15,210			8,528
Total	$131,414			$90,362
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$23,320	57	0.98	$38,831	161	1.65
Savings accounts	4,366	10	0.88	1,855	2	0.47
Certificates of deposit	59,317	346	2.33	20,495	148	2.89
Total interest-bearing deposits	87,003	413	1.90	61,181	311	2.03
Federal funds purchased and securities sold under repurchase agreement and other borrowings	5,112	70	5.51	2,250	8	1.37
Total interest-bearing liabilities	92,115	483	2.10	63,431	319	2.01
Noninterest bearing liabilities	28,151			17,100
Stockholders' equity	11,148			9,831
Total	$131,414			$90,362
Net Interest income and yield On net interest-earning assets		$1,082	3.72%		$888	4.34%

———————

(1)

Includes investment securities and Federal Reserve Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $62,000 to $185,000 for the three month period ended March 31, 2004 from $123,000 for the three month period ended March 31, 2003, due primarily to a 9.8 million, or 52% increase in average volume of investments during the period and partially offset by a 5 basis point average rate decrease. Interest and fees on loans increased by $296,000, or 27% in the three months ended March 31, 2004, compared to the same period in 2003. The increase in loan income resulted from an increase in total average loan balances outstanding of $24.6 million from $63.1 million for the three months ended March 31, 2003 to $87.7 million for the same period in 2004. The average balance increase was primarily due to the addition of loans purchased from Gulf Bank in February 2004 in the amount of $42 million. These volume increases were partially offset by lower interest yields experienced by the Bank in the declining interest rate environment experienced since 2001. The yield on interest-earning assets was 5.39% for the 2004 period, a 51 basis point decrease from 5.90% for the 2003 period, primarily as a result of declining yields in the loan portfolio. The loan portfolio yield decreased to 6.29% for the 2004 period from 6.87% for the 2003 period.

Total interest expense increased $164,000, or 51% to $483,000 for the three months ended March 31, 2004 as compared to $319,000 for the three months ended March 31, 2003. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $25.8 to $87.0 million for the three months ending March 31, 2004 from $61.2 million for the same period in 2003. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as a result of the February 2004 assumption of deposits from of Gulf Bank in the amount of $67 million. In addition, average borrowings increased to $5.1 million for the 2004 period as compared to $2.3 million for 2003, as a result of Federal Home Loan Bank (“FHLB”) advances totaling $3.0 million assumed (contingent on FHLB approval) as part of the Gulf Bank Transaction as well as notes payable used to fund the transaction.

NONINTEREST INCOME

Total noninterest income increased $44,000, or 33% to $177,000 for the three months ended March 31, 2004 from $133,000 for the three months ended March 31, 2003. The increase of total other income was primarily the result of a $69,000 increase in fees on deposit accounts and other customer fees, primarily due to the Gulf Bank Transaction.

NON INTEREST EXPENSE

Total noninterest expense for the three month period increased by $410,000, or 49% to $1.2 million for the March 2004 period from $837,000 for the 2003 period, primarily as a result of the increased size of the Bank subsequent to the Gulf Bank Transaction. During 2004, Management will continue to analyze the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts.

The increase for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is partially due to a $145,000, or 35% increase in salaries and employee benefits for the 2004 period as compared to the 2003 period due primarily to increases in staffing, resulting from the additional personnel retained in Gulf Bank branches. Occupancy and equipment expenses were $245,000 for the 2004 period compared to $166,000 for the 2003 period, primarily due to rent and depreciation expenses for three newly leased branch office that were assumed as part of the Gulf Bank Transaction. Other expense increased $96,000 to $200,000 for the 2004 period as compared to $104,000 for 2003. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Increases were incurred in communication, postage, loan department and other miscellaneous operating expenses.

PROVISION FOR LOAN LOSSES

Although Management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank’s loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the collateral that supports the Bank’s loan portfolio.

Management determined a provision totaling $579,000 was needed for the three months ending March 31, 2004, primarily relating to Business Manager loans. The provision for the 2003 period was $103,000.

For a more detailed description of the calculation of the allowance for loan loss and the Business Manager product, read the discussion under “ASSET QUALITY AND NON-PERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that Management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ended March 31, 2004 and 2003 because there was not sufficient expectation at that time that losses generated would be utilized in the future.

SUBSEQUENT EVENTS

On May 13, 2004, the Company filed an amended SB-2 registration statement with the U.S. Securities and Exchange Commission for permission to sell 2,000,000 units to the public comprised of one share of common stock and two warrants with each warrant providing for the purchase of one share of common stock and it expects to receive approximately $8.7 million from the offering. The offering was declared effective by the U.S. Securities and Exchange Commission on May 13, 2004.

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank entitled FAUSTO MARQUEZ, an individual and as Lead Organizer in the Global Bank, a banking corporation in the Process of Being Formed and AS ASSIGNEE OF INTERESTS HELD BY INDIVIDUAL MEMBERS OF THE MARQUEZ GROUP, v. SALVADOR BONILLA-MATHE, an individual and GULF BANK, a Florida banking corporation and PANAMERICAN BANK, a Florida banking corporation, case no. 03-24116 CA 20 (Miami-Dade Circuit Court). Marquez alleges that Gulf Bank and its principal shareholder breached an oral agreement to sell Gulf Bank to Marquez and his group, and unlawfully sold the assets of Gulf Bank to PanAmerican Bank. Marquez alleges that as purchaser of the assets of Gulf Bank, PanAmerican Bank is liable for any damages that Gulf Bank is unable to satisfy. PanAmerican Bank believes that the Marquez action is without any merit and it intends to vigorously defend against it. Marquez has not alleged a specific amount of damages.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of March 31, 2004. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in PanAmerican’s internal controls or in other factors that could significantly affect its internal controls.

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses. As we continue to review our allowance for loan loss policy, Management has continued to improve and strengthen its controls surrounding this area.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See SUBSEQUENT EVENTS.

Item 2. Changes in Securities and Use of Proceeds

To facilitate the Gulf Bank Transaction we sold Series A Preferred Stock and borrowed money to increase our capital in the holding company and bank as follows;

On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may not be called by us absent regulatory approval. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares will not have voting rights, except as required by Delaware law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and reports on Form 8-K

(a) The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and PanAmerican Bancorp, dated October 31, 1997	(1)
2.2	Certificate of Merger of PanAmerican Bancorp into Southern Security Financial Corporation, under Florida law, dated November 10, 1997	(1)
2.3	Articles of Merger of PanAmerican Bancorp into Southern Security Financial Corporation, under Florida law, dated November 12, 1997	(1)
3.(i)	Articles of Incorporation
(a)	Certificate of Incorporation of PanAmerican Bancorp, dated October 3, 1996	(2)
(b)	Certificate of Amendment of Certificate of Incorporation of Southern Security Financial Corporation, dated November 12, 1997 (changing name to PanAmericanBancorp)	(1)
(c)	Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp, dated January 17, 1998	(2)
(d)	Certificate of Amendment of Incorporation of PanAmerican Bancorp dated December 21, 1999	(3)
(e)	Certificate of Amendment of Certificate of Incorporation of PanAmerican Bancorp, dated November 13, 2001	(7)
(ii)	By-laws of the registrant	(4)
4.1	Stock Certificate for Class A Common Stock	(4)
10.9	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001	(6)
11.0	Statement of Computation of Per Share Earnings	N/A
15.0	Letter on Unaudited Interim Financial Information	N/A
18.0	Letter re change in accounting principles	N/A
19.0	Reports furnished to security holders	N/A
22.0	Published report re matters submitted to vote	N/A
23.0	Consent of experts and counsel	N/A
24.0	Power of attorney	N/A
31.1	Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.0	Additional Exhibits	N/A

———————

*	Management compensation plan or arrangement.
(1)	Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.
(2)	Filed as an exhibit to Form 10-KSB of the registrant filed on July 1997.

(3)	Filed as an exhibit to From 10-KSB of the registrant filed on March 31, 2000.
(4)	Filed as an exhibit to Form 10-KSB of the registrant filed on April 2, 1998.
(5)	Filed as an exhibit to Form 10-KSB of the registrant on March 28, 2001.
(6)	Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.
(7)	Filed as an exhibit to Form 10-QSB of the registrant on November 14, 2001.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

On February 23, 2004, we filed a Form 8-K which disclosed the consummation of our acquisition of certain assets of Gulf bank and our assumption of its deposits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

May 17, 2004	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	May 17, 2004
Michael E. Golden

(ii) Principal Accounting and Financial Officer

/s/ ROBERT NICHOLS	Senior Vice President And Chief Financial Officer	May 17, 2004
Robert Nichols