Form 10QSB
period 2004-06-30
PANAMERICAN BANCORP
filed 2004-08-12
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2004:

Common Stock 8,372,126 shares

Transitional Small Business Disclosure Format (check one): YES ☐; NO ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from financial institutions	$4,786,097	$3,190,424
Federal funds sold	3,100,000	—
Total Cash and cash equivalents	7,886,07	3,190,424
Securities available for sale	5,554,567	7,883,131
Securities held to maturity (fair value 2004 - $14,806,577, 2003 - $11,292,508)	15,079,200	11,394,088
Loans (net of allowance of $1,322,090 in 2004 and $738,147 in 2003)	118,095,824	66,196,534
Federal Reserve Bank Stock	426,250	294,750
Premises and equipment	2,219,471	1,717,838
Accrued interest receivable	460,125	257,310
Goodwill and intangibles	5,891,652	1,953,540
Other assets	443,036	1,211,996
Total assets	$156,056,222	$94,099,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$34,364,020	$17,053,604
Interest-bearing	93,081,068	63,079,526
Total deposits	127,445,088	80,133,130
Federal funds purchased	—	1,000,000
Repurchase agreements	1,661,771	2,436,584
Federal Home Loan Bank borrowings	3,000,000	—
Accrued expense and other liabilities	694,377	659,374
Total liabilities	132,801,236	84,229,088
Minority interest	23,139	23,427

Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; Issued and outstanding, 2004 – 3,100 shares; 2003 – none	3,100,000	—
Common stock, $.01 par value; 20,000,000 shares authorized; Issued and outstanding, 2004 – 8,372,126 shares, 2003 - 5,892,126 shares	311,394	294,593
Capital surplus	29,019,102	19,085,454
Accumulated deficit	(9,070,574)	(8,448,430)
Accumulated other comprehensive income	(128,075)	(84,521)
	23,231,847	10,847,096
Less: subscriptions receivable	—	(1,000,000)
Total shareholders’ equity	23,231,847	9,847,096
Total liabilities and shareholders’ equity	$156,056,222	$94,099,611

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$3,232,389	$2,155,446
Securities	321,552	200,967
Federal funds sold and other	71,265	33,041
	3,625,205	2,389,454
Interest expense:
Deposits	950,419	583,870
Other	108,741	10,937
	1,059,160	594,807

Net interest income before provision for loan losses	2,566,045	1,794,647
Provision for loan losses	639,000	703,000

Net interest income after provision for loan losses	1,927,045	1,091,647

Non–interest income:
Fees on deposit accounts	460,536	287,720
Net (losses) gains on sales of securities	(32,664)	—
	427,872	287,720

Non–interest expenses:
Salaries and employee benefits	1,306,458	848,416
Occupancy and equipment	605,706	348,540
Data and item processing	350,339	178,818
Professional fees	102,564	85,448
Insurance	114,690	60,091
Other	497,717	235,126
	2,977,474	1,756,439

(Loss) before minority interest in net income (loss) of subsidiary	(622,557)	(377,072)

Minority interest in net (income) loss of subsidiary	414	631

Net loss	$(622,143)	$(376,441)

Basic and diluted earnings (loss) per share	$(0.10)	$(0.07)
Weighted average number of common shares, basic and diluted	6,422,036	5,390,368

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$1,852,546	$1,071,799
Securities	165,462	95,276
Federal funds sold and other	41,865	15,256
	2,059,873	1,182,331
Interest expense:
Deposits	537,970	272,961
Other	38,317	3,222
	576,287	276,183

Net interest income before provision for loan losses	1,483,586	906,148
Provision for loan losses	60,000	600,000

Net interest income after provision for loan losses	1,423,586	306,148

Non–interest income:
Fees on deposit accounts	251,016	154,985
Other	—	—
	251,016	154,985

Non–interest expenses:
Salaries and employee benefits	745,148	432,124
Occupancy and equipment	360,479	182,520
Data and item processing	230,841	87,669
Professional fees	44,194	52,939
Insurance	51,544	32,400
Other	297,927	131,382
	1,730,133	919,034

(Loss) before minority interest in net income (loss) of subsidiary	(55,531)	(457,901)

Minority interest in net (income) loss of subsidiary	30	955

Net loss	$(55,561)	$(456,946)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.08)
Weighted average number of common shares, basic and diluted	6,952,346	5,561,687

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net cash (used in) provided by operating activities	$139,147	$399,346

Cash flows from investing activities
Sales of available for sale securities	2,519,334	—
Purchases of available for sale securities	(234,716)	(9,015,021)
Maturities and pay-downs of available for sale securities	7,554	26,197
Purchases of held to maturity securities	(3,985,153)	(4,424,280)
Maturities and pay-downs of held to maturity securities	266,947	5,753,225
Purchase acquisitions	25,025,689	—
(Purchase) sale of Federal Reserve Bank stock	(131,500)	30,800
Loan originations, net	(10,368,830)	(5,370,923)
Purchase of premises and equipment	(708,496)	(331,794)
Net cash (used in) provided by investing activities	12,390,829	(13,331,796)

Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,774,813)	1,145,290
Net change in notes payable	—	(250,000)
Net increase (decrease) in deposits	(20,110,065)	6,869,926
Net proceeds from issuance of stock	14,050,449	1,775,155
Increase (decrease) in minority interest	126	3,614
Net cash provided by (used in) financing activities	(7,834,303)	9,543,981

Net change in cash and cash and equivalents	4,695,673	(3,388,469)

Cash and cash equivalents at beginning of period	3,190,424	12,052,195

Cash and cash equivalents at end of period	$7,886,097	$8,663,726

Supplemental cash flow information:
Interest paid	$1,107,569	$618,150

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six months ended June 30, 2004 and 2003

						Accumulated Other Comprehensive Income
							Total Shareholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2003	$—	$257,922	$15,774,429	$—	$(8,005,775)	$3,190	$8,029,766

Comprehensive income:
Net income (loss)	—	—	—	—	(376,441)	—	(376,441)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(24,122)	(24,122)
Total comprehensive income (loss)	—			—			(400,563)
Issuance of 533,424 shares of common stock	—	26,671	2,398,485	(650,000)	—	—	1,775,156

Balance at June 30, 2003	$—	$284,593	$18,172,914	$(650,000)	$(8,382,216)	$(20,932)	$9,404,359

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive loss:
Net loss	—	—	—	—	(622,143)	—	(622,143)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(43,554)	(43,554)
Total comprehensive income (loss)							(665,697)
Issuance of 2,480,000 shares of common stock	—	16,801	9,938,648	1,000,000	—	—	10,955,449
Issuance of 3,100 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000

Balance at June 30, 2004	$3,100,000	$311,394	$29,019,102	$—	$(9,070,573)	$(128,075)	$23,231,847

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1. Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The consolidated financial statements include PanAmerican Bancorp (the “Company”) and its subsidiary, PanAmerican Bank (the “Bank”). The Company is a bank holding company regulated by the Federal Reserve that owns 99.9% of the outstanding capital stock of PanAmerican Bank ("Bank"). Inter-company balances and transactions have been eliminated on consolidation.

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

	Six Months Ended June 30,
	2004	2003

Net income (loss) as reported	$(622,143)	$(376,441)
Deduct: Stock-based compensation expense determined under fair value based method	(104,386)	(7,558)
Pro forma net income (loss)	$(726,529)	$(383,999)

Basic and diluted earnings (loss) per share as reported	$(0.10)	$(0.07)
Pro forma basic and diluted earnings (loss) per share	$(0.11)	$(0.07)

Note 2. Purchase of Assets and Liabilities of Gulf Bank

In order to expand its banking presence in Miami Dade County, the Bank executed the Gulf Bank Asset Purchase Agreement closed on February 17, 2004 for $3.3 million. This transaction caused the transfer of all of its loans, totaling $42 million to the Bank, along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $500,000. The Bank assumed all of the deposits totaling $67 million of Gulf Bank, and Federal Home Loan Bank (FHLB) Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida.

Note 3. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the six month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange

Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 4. Analysis of Allowance for Loan Losses

	Six months ended June 30,
	2004	2003

Balance, beginning of year	$738,147	$747,750
Total charge-offs	(621,670)	(573,412)
Recoveries	109,469	5,622
Acquisition related adjustment	457,144	—
Provision for loan losses	639,000	703,000
Allowance balance at end of period	$1,322,090	$882,960

Gross loans	$119,417,914	$65,532,636
Allowance to total loans and discount	1.11%	1.35%
Impaired loans	$660,260	$850,200

Impaired loans were as follows:

	June 30, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$—	$750,000
Loans with allocated allowance for loan losses	660,260	969,965
Impaired loans at end of period	$660,260	$1,719,965
Amount of the allowance for loan losses allocated	$121,000	$108,000

Nonperforming loans were as follows:

	June 30, 2004	December 31, 2003

Loans past due over 90 days still on accrual	$19,552	$—
Non–accrual loans	364,535	798,000

Note 5. Capital Adequacy

June 30, 2004 PanAmerican Bank	Consolidated	Bank	Adequately Capitalized	Well Captialized

Total risk-based ratio	14.67%	12.29%	8.0%	10.0%

Tier 1 risk-based ratio	13.63%	11.23%	4.0%	6.0%

Tier 1 leverage ratio	11.00%	8.85%	4.0%	5.0%

Note 6. Basic and Diluted Earnings (Loss) Per Share

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,
	2004	2003

Basic earnings (loss) per share
Net income (loss)	$(55,561)	$(456,946)

Weighted average shares outstanding, basic	6,952,346	5,561,687
Basic and diluted loss per share	$(0.01)	$(0.08)

	Six Months Ended June 30,
	2004	2003

Basic earnings (loss) per share
Net income (loss)	$(622,143)	$(376,441)

Weighted average shares outstanding	6,422,036	5,390,368)
Basic and diluted loss per share	$(0.10)	$(0.07)

Note 7. Pro Forma Results of Operations

On February 17, 2004 we purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida (the “Gulf Transaction”).  For financial reporting purposes, the Gulf Bank transaction was treated as an acquisition pursuant to the purchase method of accounting.

The following selected Pro Forma Consolidated Statement of Operations assumes the Gulf Transaction had become effective on January 1, 2004. The Pro Forma Statement of Operations does not include amounts related to acquisition costs that were incurred to complete implementation of the acquisition.

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

PANAMERICAN BANCORP, INC.

PROFORMA COMBINED STATEMENT OF OPERATIONS

For the Six Months ended June 30, 2004

	PanAmerican Bancorp for the period ended 06/30/04	Gulf for the period ended 02/17/04	Acquisition Proforma Adjustments		Proforma PanAmerican for the period ended 06/30/04

Interest on loans and leases	$3,232,389	$360,536	$(752)	1	$3,592,173
Interest and dividends on investments and fed funds	392,817	61,592	(19,121)	1	435,288
Total interest income	3,625,205	422,128	(19873)		4,027,460
Interest on deposits	950,419	120,209	(19,865)	1	1,050,763
Interest on other borrowings	108,741	17,382			126,123
Total interest expense	1,059,160	137,591	(19,865)		1,176,886
Net interest income	2,566,045	284,537	(8)		2,850,574
Provision (recovery) for loan losses	639,000	—			639,000
Net interest income after provision for loan losses	1,927,045	284,537	(8)		2,211,574
Fees on deposit accounts	460,536	101,420			561,956
Other fees and gains (losses) on sales of securities	(32,664)	205,253		2	172,589
Total non-interest income	427,872	306,673			734,545
Salaries and employee benefits	1,306,458	200,949			1,507,407
Occupancy and equipment	605,706	57,629			663,335
Professional services	102,564	29,016			131,580
Other	962,746	145,433			1,108,179
Total non-interest expense	2,977,474	433,027			3,410,501
(Loss) income before minority interest in net loss of subsidiary	(622,557)	158,183	(8)		(464,382)
Minority interest in net (loss) income	414				414
Net (loss) income	$(622,143)	158,183	(8)		(463,968)
Basic and diluted earnings (loss) per share	(0.10)				(0.07)

———————

(1)

These adjustments represent amortization of purchase premiums and discounts from January 1 to February 17, 2004.

(2)

Includes Gulf Bank net gains on sales of securities of $184,000.

Note 8. Contingency

As part of the Gulf Bank transaction, the Company assumed notes payable to the Federal Home Loan Bank (“FHLB”) in the face amount of $3 million and received cash from Gulf Bank (now Gulf Corporation) of $3 million. The assumption of the FHLB notes is conditional upon approval by the FHLB. Management expects to complete the approval process in August 2004. In the event that the FHLB does not approve assumption of the notes by the Company, the liability and cash (net of amounts receivable from Gulf Bank in connection with the transaction) will be returned to Gulf Corporation. No gain or loss is anticipated from the outcome of this transaction, however total assets (cash and receivables) and total liabilities (notes payable) would be reduced by $3 million should the transaction not be approved.

On May 12, 2004 Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20.   This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. The plaintiffs are required to amend their complaint and have not done so.  It is unknown whether they will pursue their claim against PanAmerican Bank and what if any damages are being asserted.   PanAmerican Bank believes that the claim has no merit and it intends to defend the litigation if it is pursued by Marquez and his group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the six month period ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require us to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see ASSET QUALITY AND NON-PERFORMING ASSETS).

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

The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

We record our securities available for sale in our statement of financial condition at fair value.  We use market price quotes for valuation.  Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end.  The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The number of shares that we own in some of these equity securities may be in excess of the securities average daily trading volume.  As a consequence, we may not be able to realize the quoted market price upon sale.  We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income.  Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies.

GENERAL

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. It operates six full service banking offices in the area. The Company has grown significantly due to mergers with PanAmerican Bank in December 2001 and the acquisition of the assets of Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

Our Business Strategy

The Company intends to continue to expand its business through internal growth as well as through the selective acquisitions. We will pursue this business strategy while managing asset quality. Our strategy for achieving these objectives includes:

•

Acquiring the assets and deposits of other financial institutions.

•

Acquiring other small community banks in Southern Florida.

•

Opening new branch offices.

•

Origination of new loans and deposits

Our principal goal is to substantially increase our loan portfolio. The net proceeds of a recent common stock offering has allowed us to increase our legal secured lending limit to approximately $5 million.  This limit permits us to compete more effectively and to make larger loans to larger borrowers.

Key to our growth and profitability is our experience in providing community banking services and our ability to create a culture committed to both proactive sales and disciplined credit quality. Our practice of employing fewer, but highly qualified and productive individuals at all levels of the organization is important to controlling costs.

We continue to increase our level of earning assets as they relate to operating expenses in order to improve profitability. We monitor operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. We believe that as a result of our efforts to control operating expenses, and to maintain or improve net interest margin, the company will be profitable in future years.

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

Our acquisition of certain assets of Gulf Bank, which substantially consist of commercial real estate loans, and our assumption of the deposit accounts, is compatible with our current operations and business model and should not alter our primary business of providing commercial real estate loans in South Florida.

As of June 30, 2004, the Company had total assets of $156.1 million, loans of $118.1 million, deposits of $127.4 million and shareholders’ equity of $23.2 million.

Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and are intensifying our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $5 million. Our secured legal lending limit was approximately $5 million as of June 30, 2004. This limit accommodates the majority of credit opportunities we encounter.

LIQUIDITY

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at June 30, 2004 and December 31, 2003 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Items considered when managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needed to manage efficient operations. This is continuously evaluated as part of the Bank’s asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at June 30, 2004, consisted of $7.9 million in cash and cash equivalents and $5.6 million in available-for-sale investments, for a total of $13.5 million, compared to a total of $11.1 million at December 31, 2003, an increase of approximately $2.4 million or 21%.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO JUNE 30, 2004

FINANCIAL CONDITION

Total assets increased by $62.0 million, or 66%, to $156.1 million at June 30, 2004 from $94.1 million at December 31, 2003.

Net loans receivable increased by $51.9 million or 78%, to $118.1 million at June 30, 2004, from $66.2 million at December 31, 2003. The increase in these earning assets was primarily the result of the purchase of $42.0 million of loans from Gulf Bank as well as additional loan activity from the branches.

The securities portfolio and cash increased by $6.0 million to $28.5 million at June 30, 2004 from $22.5 million at December 31, 2003. The net growth is due to proceeds from the Gulf Bank Transaction as well as both a preferred and common share offerings that resulted in net proceeds of $14.1 million to the Company.

Goodwill has increased by $3.9 to $5.9 million in June 2004 from $2.0 million in December 2003. The increase in goodwill is attributable to the Gulf Bank Transaction. It represents the price paid in excess of the fair market value of the assets purchased and liabilities assumed. Other balance sheet assets of $3.1 million are comparable to the $3.2 million amount at December 31, 2003.

ASSET QUALITY AND NON-PERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $1.3 million at June 30, 2004, and which when analyzed by Management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

General Allocation: The methodology used in establishing general allocations is based on a broad risk analysis of the portfolio. All significant portfolio segments, including off balance sheet risk and concentrations, are analyzed. The amount of the general allocation is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. The Bank currently utilizes the following formula in determining its General Allocation:

•

Total non-impaired loans with a risk grade of nominal to low carry no required general allocation.

•

Total non-impaired loans with a risk grade of moderate to high carry a required general allocation of one percent.

•

Total non-impaired consumer loans secured by automobiles and services by others carry an additional general allocation of 1/5 of one percent.

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

During the six months ended June 30, 2004, Management established a $639,000 provision for loan losses, primarily related to potential losses in the Business Manager portfolio. During this period, loans charged off totaled $622,000. In addition a $457,000 allocation was created relating to loans acquired in the Gulf Bank Transaction. The provision, charge offs and adjustment were partially offset by recoveries totaling $109,000, resulting in the $1.3 million allowance for loan losses at June 30, 2004.

Management identified the Business Manager loan product as an area of concern. Business Manager is a specialized quasi-account receivable factoring product that requires a high level of monitoring to control risk.

After careful review of the Business Manager product, Management decided the Business Manager product did not fit well with the Bank’s current product mix. Phase out of the product was completed in the first quarter of 2004, and the Company charged off approximately $582,000 of Business Manager loans in 2004.

The Company’s impaired assets decreased to $660,000 at June 30, 2004, or 0.6% of total gross loans. This is reduced from $1.7 million at December 31, 2003, or 2.6% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Impaired loans and discount	$660	$1,720
Other real estate owned and repossessions	—	—
Total impaired and other	$660	$1,720

Percent impaired and other/total loans	0.55%	2.56%

Gross loans	$119,418	$66,935

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Nonaccrual loans:
Real estate	$—	$798
Commercial and consumer	365	—
Accrual loans:
Commercial	20	—
Installment		—
Restructured loans	14	20
Real estate owned & repossessions	—	—

Total nonperforming assets	$399	$818

Total nonperforming assets have decreased in 2004 from 2003 by $419,000. Non-accrual loans decreased by $439,000 from December 31, 2003. Accrual loans over 90 days increased by $20,000. In Management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $48.6 million, or 58%, to $132.8 million at June 30, 2004 from $84.2 million at December 31, 2003. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $127.4 million at June 30, 2004 from $80.1 million at December 31, 2003. The 59% increase primarily reflected the acquisition of $67 million in deposits from the Gulf Bank Transaction.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These vary by location, as the Miami and Boca Raton branches are located in mixed communities of business and residential. The Hollywood branch is more focused on personal banking, with a retirement community and a large family country club community in the immediate vicinity of the office. There are also large commercial facilities nearby. These factors play an important role in the Bank’s activity and performance in meeting the deposit and credit needs of the community. Checking accounts represent an important composition of the deposit mix and the Bank has historically maintained satisfactory levels of this type of deposits, because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained stable at acceptable levels even after inclusion of new loans and deposits acquired from Gulf Bank.

Deposits	June 30, 2004	December 31, 2003
	(In thousands)

NOW accounts	$7,787	$4,076
Money market accounts	16,791	18,935
Savings accounts	7,184	1,605
Certificates of deposit under $100,000	35,417	15,007
Certificates of deposit $100,000 and more	25,902	23,456
Total interest-bearing deposits	93,081	63,079
Non interest-bearing deposits	34,364	17,054
Total deposits	$127,445	$80,133

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $3.0 million at June 30, 2004. As part of the Gulf Bank Transaction in February 2004, we assumed Federal Home Loan Bank advances totaling $3 million (contingent on FHLB approval). Management expects to complete the approval process in August 2004.

CAPITAL

The Company’s total shareholders’ equity was $23.2 million at June 30, 2004, an increase of $13.4 million, or 136%, from $9.8 million at December 31, 2003. The increase was due primarily to the issuance of $3.1 million in preferred stock and net proceeds of $11.0 million from various common share offerings, offset by operating losses.

The Company used the issuance of the preferred stock to partially fund the Gulf Bank Transaction. On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may be called by the Company upon regulatory approval. The Company has received regulatory approval to redeem the Series A preferred shares but has not yet called the securities. The Series A preferred shares provide for a liquidation preference in the event of our liquidation.

On May 17, 2004, the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of on common share and two Class D common stock purchase warrants. Subsequently the Underwriters exercised their over-allotment option for issuance of a further 300,000 units. On June 4, 2004 the Company completed two private placement offerings under Rule 506 of Regulation D of the Securities Exchange Act of 1933 for sale of an additional 180,000 units. Collectively the Company received net proceeds of $11 million from these common share offerings. This capital increase has primarily been used to fund the growth of the Bank’s operations.

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

At June 30, 2004, the Bank’s total risk-weighted capital ratio was 12.29%, the Tier I risk-weighted capital ratio was 11.23% and the Tier I leveraged capital ratio was 8.85%. Based upon these ratios, the Bank is considered to be well capitalized. The Bank’s ratios at June 30, 2004 and December 31, 2003 are listed below.

Bank Capital Ratios	June 30 2004	December 31, 2003	Adequate	Well Capitalized

Total risk-weighted capital	12.29%	10.8%	>8%	>10%
Tier I risk-weighted capital	11.23%	9.7%	>4%	>6%
Tier 1 leverage capital	8.85%	8.0%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS

Comparison of results in this section is for the six month period ended June 30, 2004 and 2003. The net loss recognized for the six months ended June 30, 2004 was $622,000 compared to net loss of $376,000 for the six month period ended June 30, 2003. Non-interest expenses in 2004 increased by $1.2 million, primarily as a result of the increased size of the Bank due to the Gulf Bank Transaction. These increased expenses were partially offset by increases in net interest income and other income of $771,000 and $140,000. The 2004 loss was also impacted by a provision for loan losses of $639,000 compared to $703,000 provision in 2003.

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

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2004 was $2.6 million compared to $1.8 million for the six months ended June 30, 2003, an increase of $771,000 or 43%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the six month periods ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$17,292	$322	3.72%	$11,543	$201	3.48%
Federal funds sold and other	14,332	71	0.99	5,738	33	1.15
Loans:
Commercial loans (2)	23,825	697	5.85	18,047	540	5.98
Commercial mortgage loans (2)	61,344	2,112	6.89	35,242	1,200	6.81
Consumer loans(2)	2,423	77	6.33	2,832	99	7.04
Residential mortgage loans (2)	7,979	237	5.95	3,096	111	7.17
Home equity and other loans (2)	2,101	109	10.38	5,187	205	7.90
Total loans	97,671	3,232	6.62	64,404	2,155	6.69
Total interest earning assets	129,294	3,625	5.61	81,685	2,389	5.85
Non-interest-earning assets	18,239			7,347
Total	$147,533			$89,032
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$24,925	114	0.92	$37,084	291	1.57
Savings accounts	5,459	25	0.91	1,781	4	0.48
Certificates of deposit	64,775	811	2.50	21,523	289	2.68
Total interest-bearing deposits	95,160	950	2.00	60,388	584	1.93
Federal funds purchased and securities sold under repurchase agreements, FHLB and other borrowings	6,165	109	3.53	2,210	11	0.99
Total interest-bearing liabilities	101,324	1,059	2.09	62,598	595	1.90
Non-interest bearing liabilities	32,613			17,163
Stockholders' equity	13,596			9,271
Total	$147,533			$89,032
Net Interest income and yield on net interest-earning assets		$2,566	3.97%		$1,794	4.39%

———————

(1)

Includes investment securities and Federal Reserve Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $159,000 to $393,000 for the six month period ended June 30, 2004 from $234,000 for the six month period ended June 30, 2003, due primarily to a $14.3 million, or 83% increase in average volume of investments during the period. Interest and fees on loans increased by $1.1 million, or 50% in the six months ended June 30, 2004, compared to the same period in 2003. The increase in loan income resulted from an increase in total average loan balances outstanding of $33.2 million from $64.4 million for the six months ended June 30, 2003 to $97.7 million for the same period in 2004. The average balance increase was primarily due to the addition of loans purchased from Gulf Bank in February 2004 in the amount of $42 million. These volume increases were partially offset by lower interest yields experienced by the Bank in the declining interest rate environment experienced since 2001. The yield on interest-earning assets was 5.61% for the 2004 period, a 24 basis point decrease from 5.85% for the 2003 period, primarily as a result of declining yields in the loan portfolio. The loan portfolio yield decreased to 6.62% for the 2004 period from 6.69% for the 2003 period.

Total interest expense increased $464,000, or 51% to $1.1 million for the six months ended June 30, 2004 as compared to $595,000 for the six months ended June 30, 2003. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $34.8 to $95.2 million for the six months ending June 30, 2004 from $60.4 million for the same period in 2003. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as a result of the February 2004 assumption of deposits from of Gulf Bank in the amount of $67 million. In addition, other average borrowings increased to $6.2 million for the 2004 period as compared to $2.2 million for 2003, as a result of Federal Home Loan Bank (“FHLB”) advances totaling $3.0 million assumed as part of the Gulf Bank Transaction.

NONINTEREST INCOME

Total non-interest income increased $140,000, or 49% to $428,000 for the six months ended June 30, 2004 from $288,000 for the six months ended June 30, 2003. This increase was primarily the result of a increased fees on deposit accounts and other customer fees on the larger customer base due to the Gulf Bank Transaction.

NON INTEREST EXPENSE

Total non-interest expense for the six month period increased by $1.2 million, or 70% to $3.0 million for the June 2004 period from $1.8 million for the 2003 period. The increase was primarily due to the increased size of the Bank subsequent to the Gulf Bank Transaction. During 2004, Management will continue to analyze the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts.

The increase for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is partially due to a $458,000, or 54% increase in salaries and employee benefits for the 2004 period compared to the 2003 period due primarily to increases in staffing. This resulted from the additional personnel retained in the Gulf Bank Transaction. In addition the Bank has added new lending officers in its branch network to develop new client business and service existing client needs.

Occupancy and equipment expenses were $606,000 for the 2004 period compared to $349,000 for the 2003 period, primarily due to rent and depreciation expenses for three newly leased branch offices that were assumed as part of the Gulf Bank Transaction.

Other expenses increased $506,000 to $1.1 million for the 2004 period as compared to $559,000 for 2003. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Data processing cost in 2004 included $212,000 of non-recurring system integration expenses due to the Gulf Bank Transaction. The integration had been successfully completed by June 30, 2004 and no further integration costs are expected.

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

Management determined a provision totaling $639,000 was needed for the six months ending June 30, 2004, primarily relating to Business Manager loans. The provision for the 2003 period was $703,000.

For a more detailed description of the calculation of the allowance for loan loss and the Business Manager product, read the discussion under “ASSET QUALITY AND NON-PERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that Management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the six months ended June 30, 2004 and 2003 because there was not sufficient expectation at that time that losses generated would be utilized in the future.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of June 30, 2004. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 12, 2004 Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20.   This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. The plaintiffs are required to amend their complaint and have not done so.  It is unknown whether they will pursue their claim against PanAmerican Bank and what if any damages are being asserted.   PanAmerican Bank believes that the claim has no merit and it intends to defend the litigation if it is pursued by Marquez and his group.

Item 2. Changes in Securities and Use of Proceeds

To facilitate the Gulf Bank Transaction we sold Series A Preferred Stock and borrowed money to increase our capital in the holding company and bank as follows;

On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year non-cumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may be called by us upon regulatory approval. The Company has received regulatory approval to redeem the Series A preferred shares but has not yet called the securities. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares will not have voting rights, except as required by Delaware law.

On May 17, 2004, the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of one common share and two Class D common stock purchase warrants. Subsequently the Underwriters exercised their over-allotment option for issuance of a further 300,000 units. On June 4, 2004 the Company completed two private placement offerings under Rule 506 of Regulation D of the Securities Exchange Act of 1933 for sale of an additional 180,000 units. Collectively the Company received net proceeds of $11 million from these common share offerings. This capital increase has primarily been used to fund the growth of the Bank’s operations.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

On June 24, 2004, we filed a Form 8-k which disclosed the closing of private placement offering under Rule 506 of Regulation D of the Securities Act of 1933, to sell 180,000 Units for gross proceeds of $855,000.

On June 24, 2004, we filed a Form 8-K which disclosed that the Underwriters exercised their over-allotment option under Rule 506 of Regulation D of the Securities Act of 1933, and purchased from us 300,000 Units for proceeds of $1,303,875.

On June 25, 2004, we filed an amended  Form 8-KA in respect of each of the above two filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

August 12, 2004	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	August 12, 2004
Michael E. Golden

(ii) Principal Accounting and Financial Officer

/s/ ROBERT NICHOLS	Senior Vice President and Chief Financial Officer	August 12, 2004
Robert Nichols