Form 10QSB
period 2004-09-30
PANAMERICAN BANCORP
filed 2004-11-10
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2004:

Common Stock 8,372,126 shares

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Cash and due from financial institutions	$4,165,317	$3,190,424
Federal funds sold	—	—
Total Cash and cash equivalents	4,165,317	3,190,424
Securities available for sale	5,623,268	7,883,131
Securities held to maturity (fair value 2004 - $15,944,543, 2003 - $11,292,508)	15,919,893	11,394,088
Loans (net of allowance of $1,582,056 in 2004 and $738,667 in 2003)	139,244,314	66,196,534
Federal Reserve Bank Stock	426,250	294,750
Federal Home Loan Bank Stock	238,800	—
Premises and equipment	1,978,638	1,717,838
Accrued interest receivable	629,486	257,310
Goodwill and intangibles	5,892,885	1,953,540
Other assets	512,439	1,211,996
Total assets	$174,631,290	$94,099,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$35,592,137	$17,053,604
Interest bearing	113,433,807	63,079,526
Total deposits	149,025,944	80,133,130
Federal funds purchased	700,000	1,000,000
Repurchase agreements	732,894	2,436,584
Federal Home Loan Bank borrowings	3,000,000	—
Accrued expense and other liabilities	640,634	659,374
Total liabilities	154,099,472	84,229,088
Minority interest	23,317	23,427

Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; Issued and outstanding, 2004 – 315 shares; 2003 – none	315,000	—
Common stock, $.01 par value; 20,000,000 shares authorized; Issued and outstanding, 2004 – 8,372,126 shares, 2003 - 5,892,126 shares	311,394	294,593
Capital surplus	29,001,264	19,085,454
Accumulated deficit	(9,035,787)	(8,448,430)
Accumulated other comprehensive income	(83,370)	(84,521)
	20,508,501	10,847,096
Less: subscriptions receivable	—	(1,000,000)
Total shareholders’ equity	20,508,501	9,847,096
Total liabilities and shareholders’ equity	$174,631,290	$94,099,611

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Nine months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$5,390,403	$3,234,458
Securities	538,990	360,181
Federal funds sold and other	74,636	44,889
	6,004,029	3,639,528
Interest expense:
Deposits	1,457,629	891,116
Other	163,137	13,495
	1,620,766	904,611

Net interest income before provision for loan losses	4,383,263	2,734,917
Provision for loan losses	835,000	753,000

Net interest income after provision for loan losses	3,548,263	1,981,917

Noninterest income:
Fees on deposit accounts	700,782	473,529
Net (losses) gains on sales of securities	(32,664)	37,921
	668,118	511,450

Noninterest expenses:
Salaries and employee benefits	2,050,331	1,284,927
Occupancy and equipment	1,055,962	547,149
Data and item processing	416,321	220,098
Professional fees	181,085	132,065
Insurance	177,260	109,902
Other	799,162	469,074
	4,680,121	2,763,215

Loss before minority interest in net loss of subsidiary	(463,740)	(269,848)

Minority interest in net loss of subsidiary	280	121

Net loss	$(463,460)	$(269,727)

Basic and diluted loss per share	$(0.08)	$(0.05)
Weighted average number of common shares, basic and diluted	7,076,944	5,571,905

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$2,158,014	$1,079,012
Securities	217,439	159,214
Federal funds sold and other	3,370	11,848
	2,378,823	1,250,074
Interest expense:
Deposits	507,210	307,246
Other	54,395	2,558
	561,605	309,804

Net interest income before provision for loan losses	1,817,218	940,270
Provision for loan losses	196,000	50,000

Net interest income after provision for loan losses	1,621,218	890,270

Noninterest income:
Fees on deposit accounts	240,246	185,809
Other	—	37,921
	240,246	223,730

Noninterest expenses:
Salaries and employee benefits	743,873	436,511
Occupancy and equipment	389,025	198,609
Data and item processing	127,213	41,280
Professional fees	78,522	46,617
Insurance	62,570	49,811
Other	301,444	233,948
	1,702,647	1,006,776

Income before minority interest in net income of subsidiary	158,817	107,224

Minority interest in net income of subsidiary	(134)	(510)

Net income	$158,683	$106,714

Basic and diluted earnings per share	$0.00	$0.02
Weighted average number of common shares, basic	8,372,126	5,797,463
Weighted average number of common shares, diluted	8,608,482	5,874,702

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net Income (loss)	$(463,460)	$(269,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	835,000	753,000
Depreciation and amortization	326,805	172,662
Net amortization on securities	48,792	67,190
Gain (loss) on sales of securities	32,664	(37,921)
Minority interest in net income (loss) of subsidiary	(280)	(121)
Decrease (increase) in other assets	507,068	(251,542)
Increase (decrease) in other liabilities	(18,740)	80,478
Net cash (used in) provided by operating activities	1,267,849	514,019

Cash flows from investing activities:
Sales of available for sale securities	2,454,006	1,041,337
Purchases of available for sale securities	(185,346)	(10,000,000)
Maturities and pay-downs of available for sale securities	10,761	38,238
Purchases of held to maturity securities	(5,035,152)	(8,923,665)
Maturities and pay-downs of held to maturity securities	410,555	9,016,542
Purchase acquisitions	21,132,462	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(370,300)	—
Loan originations, net	(31,713,320)	(6,008,756)
Purchase of premises and equipment	(587,605)	(345,331)
Net cash used in investing activities	(13,883,939)	(15,181,635)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(2,003,690)	1,224,134
Net change in notes payable	3,000,000	(250,000)
Net increase in deposits	1,470,791	6,709,468
Net proceeds from issuance of stock	11,247,610	2,367,797
Preferred share dividends	(123,897)	—
Increase in minority interest	170	3,014
Net cash provided by financing activities	13,590,984	10,054,413

Net change in cash and cash and equivalents	974,894	(4,613,203)

Cash and cash equivalents at beginning of period	3,190,424	12,052,195

Cash and cash equivalents at end of period	$4,165,317	$7,438,992

Supplemental cash flow information:
Interest paid	$1,624,554	$966,433

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine months ended September 30, 2004 and 2003

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2003	$—	$257,922	$15,774,429	$—	$(8,005,775)	$3,190	$8,029,766

Comprehensive income:
Net income (loss)	—	—	—	—	(269,727)	—	(269,727)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(76,613)	(76,613)
Total comprehensive income (loss)	—			—			(346,340)
Issuance of 733,684 shares of common stock	—	36,671	3,331,126	(1,000,000)	—	—	2,367,797

Balance at September 30, 2003	$—	$294,593	$19,105,555	$(1,000,000)	$(8,275,502)	$(73,423)	$10,051,223

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive loss:
Net loss	—	—	—	—	(463,460)	—	(463,460)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	1,151	1,151
Total comprehensive income (loss)							(462,309)
Issuance of 2,480,000 shares of common stock	—	16,801	9,920,810	1,000,000	—	—	10,937,611
Issuance of 3,100,000 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000
Redemption of 2,785,000 shares of preferred stock	(2,785,000)						(2,785,000)
Dividends paid on preferred shares					(123,897)		(123,897)
Balance at September 30, 2004	$315,000	$311,394	$29,001,264	$—	$(9,035,787)	$(83,370)	$20,508,501

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

The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve and its affiliate Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve.

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

	Three Months Ended September 30,
	2004	2003

Net income as reported	$158,683	$106,714
Deduct: Stock-based compensation expense determined under fair value based method	(30,591)	(1,562)
Pro forma net income	$128,092	$105,152
Basic and diluted earnings per share as reported	$0.00	$0.02
Pro forma basic and diluted earnings per share	$0.00	$0.02

	Nine Months Ended September 30,
	2004	2003

Net loss as reported	$(463,460)	$(269,727)
Deduct: Stock-based compensation expense determined under fair value based method	(134,977)	(9,120)
Pro forma net loss	$(598,437)	$(278,847)
Basic and diluted loss per share as reported	$(0.08)	$(0.05)
Pro forma basic and diluted loss per share	$(0.08)	$(0.05)

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the

Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 3. Analysis of Allowance for Loan Losses

	Nine months ended September 30,
	2004	2003

Balance, beginning of year	$738,147	$747,750
Total charge-offs	(621,670)	(785,630)
Recoveries	173,435	23,547
Acquisition related adjustment	457,144	—
Provision for loan losses	835,000	753,000
Allowance balance at end of period	$1,582,056	$738,667

Gross loans	$140,826,370	$66,013,066
Allowance to total loans and discount	1.12%	1.12%
Impaired loans	$1,566,209	$1,719,965

Impaired loans were as follows:

	September 30, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$268,306	$750,000
Loans with allocated allowance for loan losses	1,297,903	969,965
Impaired loans at end of period	$1,566,209	$1,719,965
Amount of the allowance for loan losses allocated	$122,171	$108,000

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. All nonperforming loans are considered impaired. The following table sets forth information with respect to nonperforming loans identified by the Bank at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003

Loans past due over 90 days still on accrual	$—	$—
Restructured loans	13,253	—
Nonaccrual loans	1,289,948	798,000
Total nonperforming loans	1,303,201	798,000

Note 4. Capital Adequacy

September 30, 2004 PanAmerican Bank	Consolidated	Bank	Adequately Capitalized	Well Captialized

Total risk-based ratio	11.52%	11.34%	8.0%	10.0%

Tier 1 risk-based ratio	10.17%	10.21%	4.0%	6.0%

Tier 1 leverage ratio	9.00%	9.05%	4.0%	5.0%

Note 5. Basic and Diluted Earnings (Loss) Per Share

The following tables summarize the computation of basic and diluted earnings (loss) per share.

Basic	Three Months Ended September 30,
	2004	2003

Basic earnings per share
Net income	$158,683	$106,714
Less: dividends declared on preferred shares	(123,897)	—
Income attributable to common shareholders	34,786	106,714

Weighted average shares outstanding, basic	8,372,126	5,797,463
Basic earnings per share	$0.00	$0.02

Diluted	Three Months Ended September 30,
	2004	2003

Diluted earnings per share
Net income	$158,683	$106,714
Less: dividends declared on preferred shares	(123,897)	—
Income attributable to common shareholders	34,786	106,714

Weighted average shares outstanding, diluted	8,608,482	5,874,702
Diluted earnings per share	$0.00	$0.02

The dilution of 236,356 weighted average shares outstanding in 2004 (77,239 weighted average shares in 2003) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Basic and Diluted	Nine Months Ended September 30,
	2004	2003

Basic loss per share
Net loss	$(463,460)	$(269,727)
Less: dividends declared on preferred shares	(123,897)	—
Loss attributable to common shareholders	(587,357)	(269,727)

Weighted average basic and diluted shares outstanding	7,076,944	5,571,905)
Basic and diluted loss per share	$(0.08)	$(0.05)

Note 6. Purchase of Assets and Liabilities of Gulf Bank

In order to expand its banking presence in Miami Dade County, the Bank executed the Gulf Bank Asset Purchase Agreement that closed on February 17, 2004 for $3.2 million. This transaction caused the transfer of all of its loans, totaling $42 million to the Bank, along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $500,000. The Bank assumed all of the deposits totaling $67 million of Gulf Bank, and Federal Home Loan Bank (FHLB) Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida.

The Bank accounted for the transaction as a business combination accounted for under the purchase method. The following table summarizes the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

($ 000’s)

Cash	28,254
Loans	41,241
Fixed Assets – net	509
Goodwill	3,227
Core deposit intangible	420
Total assets acquired	73,651
Deposits	67,424
Federal Home Loan Bank borrowings	3,000
Total liabilities assumed	70,424
Net assets acquired	3,227

The following table summarizes select pro forma financial information assuming the Gulf Transaction had become effective on January 1, 2004. The pro forma financial information does not include amounts related to acquisition costs that were incurred to complete implementation of the acquisition.

The select pro forma combined financial information, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results.  It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

PANAMERICAN BANCORP, INC.

SELECT PROFORMA COMBINED FINANCIAL INFORMATION

	PanAmerican Bancorp for the period ended 09/30/04	Gulf for the period ended 02/17/04	Acquisition Proforma Adjustments		Proforma PanAmerican for the period ended 09/30/04

Net interest income	4,383,263	284,537	(8)		4,667,792
Net (loss) income	$(463,460)	158,183	(8)	1	(305,285)
Basic and diluted earnings (loss) per share	(0.08)				(0.06)

———————

(1)

Includes Gulf Bank net gains on sales of securities of $184,000.

	PanAmerican Bancorp for the period ended 12/31/03	Gulf for the period ended 12/31/03	Acquisition Proforma Adjustments	Proforma PanAmerican for the period ended 12/31/03

Net interest income	3,735,430	2,722,945	(43,222)	6,415,153
Net (loss) income	$(442,655)	(1,349,663)	(1,131,553)	(2,923,871)
Basic and diluted earnings (loss) per share	(0.08)			(0.50)

Note 7. Contingency

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the nine month period ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Company has identified four policies as being critical because they require us to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see ASSET QUALITY AND NONPERFORMING ASSETS).

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

GENERAL

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. It operates six full service banking offices in the area. The Company has grown significantly due to mergers with PanAmerican Bank in December 2001 and the acquisition of certain assets, and assumption of certain liabilities, of Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

Our Business Strategy

The Company intends to continue to expand its business through internal growth as well as through selective acquisitions. We will pursue this business strategy while managing asset quality. Our strategy for achieving these objectives includes:

•

Origination of new loans and deposits.

•

Opening new branch offices.

•

Acquiring the assets and deposits of other financial institutions.

•

Acquiring other small community banks in Southern Florida.

Our principal goal is to substantially increase our loan portfolio. Our legal secured lending limit is approximately $5 million per transaction.  This limit permits us to compete effectively and to make adequate size loans to borrowers in our market territories.

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

On February 17, 2004, we purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. We purchased approximately $42 million of loans, and assumed approximately $70 million of liabilities and received $28 million in cash which was reduced by the fixed assets and purchase price of approximately $4 million. Additionally we assumed three Gulf Bank leases in Miami-Dade County, Florida. The transaction received approval by federal and state banking regulators.

Our acquisition of certain assets of Gulf Bank, which substantially consist of commercial real estate loans, and our assumption of the deposit accounts, is compatible with our current operations and business model and should not alter our primary business of providing commercial real estate loans in South Florida.

The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. In May 2004 the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of one common share and two Class D common stock purchase warrants. This offering was supplemented with completion of smaller private placement offerings in June 2004. Collectively the Company received net proceeds of $11.2 million from these common share offerings. The Company is committed to raising additional capital as required to meet business growth requirements and maintain the Bank’s status as a well capitalized financial institution. For a more detailed description of capital changes, read the discussion under “CAPITAL” later in this document.

As of September 30, 2004, the Company had total assets of $174.6 million, loans of $139.2 million, deposits of $149.0 million and shareholders’ equity of $20.5 million.

Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and are intensifying our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing from $25,000 to $5 million. Our secured legal lending limit was approximately $5 million as of September 30, 2004. This limit accommodates the majority of credit opportunities we encounter.

LIQUIDITY

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at September 30, 2004 and December 31, 2003 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Items considered when managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needed to manage efficient operations. This is continuously evaluated as part of the Bank’s asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at September 30, 2004, included $4.2 million in cash and cash equivalents, $5.6 million in available-for-sale investments, for a total of $9.8 million to meet immediate liquidity requirements. This compares to a total of $11.1 million at December 31, 2003.

In August 2004, the Bank became a member of the Federal Home Loan Bank, Atlanta. This relationship provides additional flexibility to the Bank to expand its sources of funding to meet operational requirements. In addition the Bank maintains an unsecured line of credit with International Bankers Bank of $2.5 million to meet interim liquidity needs.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO SEPTEMBER 30, 2004

FINANCIAL CONDITION

Total assets increased by $80.5 million, or 85%, to $174.6 million at September 30, 2004 from $94.1 million at December 31, 2003.

Net loans receivable increased by $73.0 million or 110%, to $139.2 million at September 30, 2004, from $66.2 million at December 31, 2003. The increase in these earning assets was the result of the purchase of $42.0 million of loans from Gulf Bank as well as $31.7 million of loan origination activity from our branch network.

The securities portfolio and cash increased by $3.2 million to $25.7 million at September 30, 2004 from $22.5 million at December 31, 2003. The growth is due to net cash proceeds from the Gulf Bank Transaction of $24 million as well as common share offerings that resulted in net proceeds of $11.2 million to the Company. The growth was offset by cash required to fund loan portfolio growth of $31.7 million and other corporate expenditures.

Goodwill has increased by $3.9 to $5.9 million in September 2004 from $2.0 million in December 2003. The increase in goodwill is attributable to the Gulf Bank Transaction. It represents the price paid in excess of the fair market value of the assets purchased and liabilities assumed. Other balance sheet assets of $3.8 million are higher than the $3.5 million amount at December 31, 2003 due to purchase of fixed assets and Federal Home Loan Bank stock.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $1.6 million at September 30, 2004, and which when analyzed by Management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local, regional and national economy as well as components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and nonaccruals, classified assets, nonperforming assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

General Allocation: The methodology used in establishing general allocations is based on a broad risk analysis of the portfolio. All significant portfolio segments, including off balance sheet risk and concentrations, are analyzed. The amount of the general allocation is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. The Bank currently utilizes the following formula in determining its General Allocation:

•

Total nonimpaired loans with a risk grade of nominal to low carry no required general allocation.

•

Total nonimpaired loans with a risk grade of moderate to high carry a required general allocation of one percent.

•

Total nonimpaired consumer loans secured by automobiles and services by others carry an additional general allocation of 1/5 of one percent.

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

During the nine months ended September 30, 2004, Management established a $835,000 provision for loan losses, primarily related to potential losses in the Business Manager portfolio. During this period, loans charged off totaled $622,000. In addition a $457,000 allocation was created relating to loans acquired in the Gulf Bank Transaction. The provision, charge offs and adjustment were partially offset by recoveries totaling $173,000, resulting in a $1.6 million allowance for loan losses at September 30, 2004.

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

The Company’s impaired assets were $1.6 million at September 30, 2004, or 1.11% of total gross loans. This is reduced from $1.7 million at December 31, 2003, or 2.6% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Impaired loans and discount	$1,566	$1,720
Other real estate owned and repossessions	—	—
Total impaired and other	$1,566	$1,720

Percent impaired and other/total loans	1.11%	2.56%

Gross loans	$140,826	$66,935

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. All nonperforming loans are considered to be impaired.  The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Nonaccrual loans:
Real estate	$1,160	$798
Commercial and consumer	130	—
Accrual loans:
Commercial	—	—
Installment	—	—
Restructured loans	13	20
Real estate owned & repossessions	—	—
Total nonperforming assets	$1,303	$818

Total nonperforming assets have increased in 2004 from 2003 by $485,000. Nonaccrual loans increased by $492,000 compared to December 31, 2003. In Management's best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $69.9 million, or 83%, to $154.1 million at September 30, 2004 from $84.2 million at December 31, 2003. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and noninterest checking, money market, savings, and certificates of deposit. Deposits increased to $149.0 million at September 30, 2004 from $80.1 million at December 31, 2003. The 86% increase primarily reflected the acquisition of $67 million in deposits from the Gulf Bank Transaction.

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

Deposits	September 30, 2004	December 31, 2003
	(In thousands)

NOW accounts	$9,791	$4,076
Money market accounts	19,750	18,935
Savings accounts	6,467	1,605
Certificates of deposit under $100,000	40,767	15,007
Certificates of deposit $100,000 and more	36,659	23,456
Total interest-bearing deposits	113,434	63,079
Noninterest bearing deposits	35,592	17,054
Total deposits	$149,026	$80,133

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings totaled $3.0 million at September 30, 2004. As part of the Gulf Bank Transaction in February 2004, we assumed Federal Home Loan Bank advances totaling $3 million.

CAPITAL

The Company’s total shareholders’ equity was $20.5 million at September 30, 2004, an increase of $10.7 million, or 108%, from $9.8 million at December 31, 2003. The increase was due primarily to the issuance of net proceeds of $11.2 million from various common share offerings, offset by operating losses.

The Company used the issuance of the preferred stock to partially fund the Gulf Bank Transaction. On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year noncumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may be called by the Company upon regulatory approval. The Company has received regulatory approval to redeem the Series A preferred shares. In August 2004 $2.8 million of the Series A preferred shares were redeemed by the Company. The outstanding Series A preferred shares provide for a liquidation preference in the event of our liquidation.

On May 17, 2004, the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of one common share and two Class D common stock purchase warrants. Subsequently the Underwriters exercised their over-allotment option for issuance of a further 300,000 units. On June 4, 2004 the Company completed two private placement offerings under Rule 506 of Regulation D of the Securities Exchange Act of 1933 for sale of an additional 180,000 units. Collectively the Company received net proceeds of $11.2 million from these common share offerings including the release of $1 million held as subscription receivable that was released upon completion of the public offering. This capital increase has primarily been used to fund the growth of the Bank’s operations.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that include quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

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

At September 30, 2004, the Bank’s total risk-weighted capital ratio was 11.34%, the Tier I risk-weighted capital ratio was 10.21% and the Tier I leveraged capital ratio was 9.05%. Based upon these ratios, the Bank is considered to be well capitalized. The Bank’s ratios at September 30, 2004 and December 31, 2003 are listed below.

Bank Capital Ratios	September 30 2004	December 31, 2003	Adequate	Well Capitalized

Total risk-weighted capital	11.34%	10.8%	>8%	>10%
Tier 1 risk-weighted capital	10.21%	9.7%	>4%	>6%
Tier 1 leverage capital	9.05%	8.0%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS

The Company reported net income of $159,000 for the quarter ended September 30, 2004 compared to net income of $107,000 for the quarter ended September 30, 2003.  Basic and diluted earnings per share from continuing operations was $0.00 for the three months ended September 30, 2004 after a $124,000 dividend on preferred stock, and $0.02 per share for the same period in 2003.

The change from the third quarter of 2004 from 2003 largely resulted from the Gulf Bank Transaction, as more fully discussed below in the results of operations for the nine month period ended September 20, 3004 and 2003.

The net loss recognized for the nine months ended September 30, 2004 was $463,000 compared to net loss of $270,000 for the nine month period ended September 30, 2003. Noninterest expenses in 2004 increased by

$1.9 million, primarily as a result of the increased size of the Bank due to the Gulf Bank Transaction and internal growth. These increased expenses were partially offset by increases in net interest income and other income of $1.6 million and $157,000. The 2004 loss was also impacted by a provision for loan losses of $835,000 compared to $753,000 provision in 2003.

In the third quarter of 2004, we completed the integration of the Gulf Bank Transaction and related business activities have stabilized. As we move forward we believe that we can provide our services in a more cost-effective and efficient manner. We have continued to use our existing personnel and have supplemented staffing needs by employing a small number of former Gulf Bank employees. We anticipate improved operating results due to certain synergies of the combined operations. We have taken steps to assure the clients of the former Gulf Bank that their business is important to PanAmerican Bank. We do face uncertainty relating to retention of these customers and in achieving the cost savings through economies of scale that we anticipate.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2004 was $4.4 million compared to $2.7 million for the nine months ended September 30, 2003, an increase of $1.7 million or 60%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine month periods ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$18,899	$539	3.80%	$15,478	$360	3.10%
Federal funds sold and other	9,880	75	1.01	5,487	45	1.09
Loans:
Commercial loans (2)	24,869	1,134	6.08	18,173	791	5.80
Commercial mortgage loans (2)	70,953	3,659	6.88	36,418	1,849	6.77
Consumer loans(2)	2,369	112	6.28	2,573	136	7.05
Residential mortgage loans (2)	7,869	346	5.87	3,006	159	7.05
Home equity and other loans (2)	1,859	139	9.98	5,382	300	7.43
Total loans	107,919	5,390	6.66	65,552	3,235	6.59
Total interest earning assets	136,698	6,004	5.86	86,517	3,640	5.61
Noninterest-earning assets	16,623			13,440
Total	$153,321			$99,957
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$25,351	180	0.95	$36,366	386	1.42
Savings accounts	5,848	37	0.84	1,730	6	0.46
Certificates of deposit	65,730	1,241	2.52	25,861	499	2.57
Total interest-bearing deposits	96,929	1,458	2.01	63,957	891	1.93
Federal funds purchased and securities sold under repurchase agreements, FHLB and other borrowings	5,989	163	3.63	2,335	14	0.80
Total interest-bearing liabilities	102,918	1,621	2.10	66,292	905	1.82
Noninterest bearing liabilities	34,575			24,265
Stockholders' equity	15,828			9,400
Total	$153,321			$99,957
Net Interest income and yield on net interest-earning assets		$4,383	4.28%		$2,735	4.21%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $209,000 or 52% to $614,000 for the nine month period ended September 30, 2004 from $405,000 for the nine month period ended September 30, 2003, due primarily to a $7.8 million, or 37% increase in average volume of investments during the period. In addition, investment yields increased by seventy basis points in 2004.

Interest and fees on loans increased by $2.2 million, or 67% in the nine months ended September 30, 2004, compared to the same period in 2003. The increase in loan income resulted from an increase in total average loan balances outstanding of $42.3 million from $65.6 million for the nine months ended September 30, 2003 to $107.9 million for the same period in 2004. The average balance increase was primarily due to the addition of loans purchased from Gulf Bank in February 2004 in the amount of $42 million and was further supplemented by strong loan origination in 2004. These volume increases were partially enhanced by modestly higher interest yields experienced by the Bank in 2004. The yield on interest-earning assets was 5.86% for the 2004 period, a 25 basis point increase from 5.61% for the 2003 period. The loan portfolio yield increased to 6.66% for the 2004 period from 6.59% for the 2003 period. The Bank has begun to experience the impact of modestly rising interest rates in the latter half of 2004.

Total interest expense increased $716,000, or 79% to $1.6 million for the nine months ended September 30, 2004 as compared to $905,000 for the nine months ended September 30, 2003. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $33 million or 52%, to $96.9 million for the nine months ending September 30, 2004 from $63.9 million for the same period in 2003. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as a result of the February 2004 assumption of deposits from of Gulf Bank in the amount of $67 million. In addition, other average borrowings increased to $6.0 million for the 2004 period as compared to $2.3 million for 2003, as a result of Federal Home Loan Bank advances totaling $3.0 million assumed as part of the Gulf Bank Transaction and the inclusion of Federal Funds purchased in 2004.

NONINTEREST INCOME

Total noninterest income increased $157,000, or 31% to $668,000 for the nine months ended September 30, 2004 from $511,000 for the nine months ended September 30, 2003. This increase was primarily the result of a increased fees on deposit accounts and other customer fees on the larger customer base due to the Gulf Bank Transaction.

NONINTEREST EXPENSE

Total noninterest expense for the nine month period increased by $1.9 million, or 69% to $4.7 million for the September 2004 period from $2.8 million for the 2003 period. The increase was primarily due to the increased size of the Bank subsequent to the Gulf Bank Transaction. During 2004, Management will continue to analyze the operating expenses to find areas where costs can be reduced through greater efficiency or through renegotiated contracts.

The increase for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is partially due to a $765,000, or 59% increase in salaries and employee benefits for the 2004 period compared to the 2003 period due primarily to increases in staffing. This resulted from the additional personnel retained in the Gulf Bank Transaction. In addition the Bank has added new lending officers in its branch network to develop new client business and service existing client needs.

Occupancy and equipment expenses were $1.1 million for the 2004 period compared to $547,000 for the 2003 period. This increased cost is primarily due to rent and depreciation expenses for three newly leased branch and corporate offices that were assumed as part of the Gulf Bank Transaction.

Other expenses increased $643,000 to $1.6 million for the 2004 period as compared to $931,000 for 2003. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Data processing cost in 2004 included $212,000 of nonrecurring system integration expenses due to the Gulf Bank Transaction. The integration had been successfully completed and no further integration costs are expected. Professional fees are higher in 2004 by $49,000 or 37% due to a wider range of services covered for expanded loan and general corporate matters and this trend is expected to continue into the new year. Insurance expense is higher by $67,000 or 61% in 2004 primarily due to higher expense for FDIC insurance This cost is based upon the higher client deposit balances insured.

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

Management determined a provision totaling $835,000 was needed for the nine months ending September 30, 2004, primarily relating to Business Manager loans. The provision for the 2003 period was $753,000.

For a more detailed description of the calculation of the allowance for loan loss and the Business Manager product, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that Management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the nine months ended September 30, 2004 and 2003 because there was not sufficient expectation at that time that losses generated would be utilized in the future.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of September 30, 2004. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

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

On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year noncumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may be called by us upon regulatory approval. The Company has received regulatory approval to redeem the Series A preferred shares. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares do not have voting rights, except as required by Delaware law. On August 17, 2004, 2,785 Series A preferred shares were redeemed at par for a cost of $2,785,000. In addition on August 17, 2004 $123,897 of dividends were paid on the Series A preferred shares.

On May 17, 2004, the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of one common share and two Class D common stock purchase warrants. Subsequently the Underwriters exercised their over-allotment option for issuance of a further 300,000 units. On June 4, 2004 the Company completed two private placement offerings under Rule 506 of Regulation D of the Securities Exchange Act of 1933 for sale of an additional 180,000 units. Collectively the Company received net proceeds of $11.2 million from these common share offerings including the release of $1 million held as subscription receivable that was released upon completion of the public offering. This capital increase has primarily been used to fund the growth of the Bank’s operations.

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

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this report:

On August 26, 2004, we filed a Form 8-k which disclosed the redemption of all of the Series A preferred shares together with the payment of dividends thereon. In fact most but not all Series A preferred shares were redeemed. The corrected information should read as follows:

On January 26, 2004, PanAmerican Bancorp, a Delaware corporation (the ”Registrant”) issued 3,100 shares of our Series A preferred shares, in a private offering, to 5 shareholders for a total capital contribution of $3,100,000. Each Series A preferred share provides for an 8% per year noncumulative cash dividend, payable semi-annually, at $1,000 per share par value.

On August 17, 2004, the Registrant called, with prior approval of banking regulators, 2,785 of the Series A preferred shares at $1,000 par value per share. In addition to the payment of $2,785,000, the Registrant paid accrued dividends od $123,897, for a total of $2,908,897.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

November 10, 2004	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	November 10, 2004
Michael E. Golden

(ii) Principal Accounting and Financial Officer

/s/ ROBERT NICHOLS	Senior Vice President and Chief Financial Officer	November 10, 2004
Robert Nichols