Form 10KSB
period 2004-12-31
PANAMERICAN BANCORP
filed 2005-03-16
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-KSB

————————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-22911

PANAMERICAN BANCORP

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

65-0325364

(IRS Employer Identification No.)

3400 Coral Way, Miami, Florida

(Address of principal executive offices)

33145

(Zip Code)

Registrant’s telephone number, including area code (305) 421-6800

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for the most recent fiscal year $ 9,817,090

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as a specified date within the past 60 days: - - The last sale of our common equity occurred on March 31, 2005, at a price of $3.95 per share on the American Stock Exchange. The aggregate market value of our issued common equity, all of which is voting, is $26,686,575 as of March 31, 2005. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant’s outstanding common stock have been deemed to be affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 25, 2005 is as follows: Common Stock 8,372,126 shares, and Preferred Stock 315 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

History

PanAmerican Bancorp (the “Corporation” or “Holding Company”) is a single bank holding company headquartered in Miami, Florida and organized under the laws of the state of Delaware. The corporate office is located at 3400 Coral Way in Miami, Florida 33021. Its telephone number is (305) 421-6800. We are a reporting company and file the following reports and other information with the Securities and Exchange Commission: Form 10-KSB, Form 10-QSB, Form 8-K, and Form 14A. Our financial information and reporting history may be accessed through the EDGAR online service.

PanAmerican Bancorp was originally incorporated in 1992 under the name of PCM Acquisition Group, Inc., for the sole purpose of acquiring Florida First International which was renamed Southern Security Bank Corporation. In 2000, while under a cease and desist order from Federal bank regulators, Southern Security Bank was reorganized and infused with new capital by a group of investors. In 2001, Southern Security Bank Corporation acquired the assets and assumed deposits and certain liabilities of PanAmerican Bank (the “Bank”). As part of the transaction, Southern Security adopted the name PanAmerican Bank and the Holding Company was renamed PanAmerican Bancorp.

The Bank completed the Gulf Bank Asset Purchase Agreement on February 17, 2004 for $3.2 million. This transaction caused the transfer of all of its loans, totaling $42 million to the Bank, along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $500,000. The Bank assumed all of Gulf Bank’s deposits totaling $67 million and Federal Home Loan Bank Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida. The transaction received approval by federal and state banking regulators. To facilitate the transaction, we issued 3,100 Series A preferred shares and obtained a $1 million loan from Independent Bankers Bank along with certain other loans, which served as bridge financing pending the completion of a public offering. The preferred shares have been redeemed and the loan has been repaid.

On May 13, 2004, the Corporation completed an SB 2 Registration Statement for the sale of 2,000,000 Units each consisting of one share of Common Stock and two Class D Common Stock Purchase Warrants. This public offering combined with other private offerings contributed $11.2 million of new capital for the Corporation.

Our Bank

PanAmerican Bancorp owns 99.9% of the issued and outstanding common shares of PanAmerican Bank. The Bank is chartered by the State of Florida and is engaged in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation and it is a member of the Federal Reserve System and the Federal Home Loan Bank.  The Bank’s primary market areas are Miami-Dade, Broward, and southern Palm Beach County in Florida, where it currently operates seven branch offices at the following locations: 3400 Coral Way, Miami, Florida (this is also the Holding Corporation’s corporate office); 3475 Sheridan Street, Hollywood, Florida; 1200 N. Federal Highway, Boca Raton, Florida, 3501 West Boynton Beach Boulevard, Boynton Beach, Florida; 2800 SW 8th Street, Miami, Florida; 2500 NW 97th Avenue, Miami, Florida; and 2770 S.W. 27th Avenue, Miami, Florida. All locations are full-service branches.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings and money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. Deposit levels may, however, vary with local and national economic conditions.

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

While the Bank has received regulatory approval to operate an International Banking Facility, we have chosen not to utilize this facility at this time.

We are not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of the Corporation or the Bank.

Financial Highlights

The Corporation has experienced significant growth in recent years through select acquisitions and internal generation of new business. We have focused on growing the loan portfolio by concentrating on origination of high-quality real estate loans, and by competitively pricing deposit products to maintain our interest rate spread. We have also closely monitored operating expenses in an effort to enhance our financial results.  Highlights are noted below:

•

Our total assets have grown from $94.1 million at December 31, 2003 to $191.5 million at December 31, 2004, a 104 percent increase.

•

Our total loans have grown from $66.2 million at December 31, 2003 to $153.7 million at December 31, 2004, an increase of 132 percent.

•

Our total deposits have grown from $80.1 million at December 31, 2003 to $158.2 million at December 31, 2004 an increase of 98 percent.

•

Our shareholders’ equity has grown from $9.8 million at December 31, 2003 to $20.7 million at December 31, 2004 an increase of 111 percent.

Growth Strategy

We intend to continue to expand our business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. We will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. We will continue to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits.  We also intend to grow our capital base on a continuing basis as it is part of our business strategy of maintaining a “well” capitalized position. We will pursue this business strategy while managing asset quality. Our strategy for achieving these objectives includes:

•

Growth through addition of new loans and deposits.

•

Growth through opening new branch offices.

•

Growth through acquisitions of the assets and deposits of financially troubled banks.

•

Growth through acquiring other small community banks in Southern Florida.

Operating Strategy

Focus on increasing net loans. Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate.  We are increasing our efforts to develop new business relationships and have increased our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing up to $5 million.  Our legal lending limit was $5.1 million as of December 31, 2004.  New capital growth was generated from a public offering during 2004. We plan to raise additional capital in 2005 as well and have signed an engagement letter with Brean Murray, a New York based investment banking firm, to raise approximately $15 million of new capital in 2005. In addition we share participation in loans with other banks for loans generated that exceed our legal lending limit.

Attract and retain highly qualified and productive staff across all levels of the organization and focusing on low net overhead. Key to our growth and profitability is our management’s experience in providing community banking services and our ability to create a culture committed to both proactive sales and disciplined credit quality. Our practice of employing highly qualified and productive individuals at all levels of the organization is key to meeting business goals and maintaining lower costs.

Enhance and upgrade our business platform to support business growth. We will continue to invest in systems, technology and people to facilitate an administrative infrastructure that is efficient and maintains a satisfactory level of internal control and regulatory compliance.

Increase our level of earning assets as they relate to operating expenses in order to improve profitability. We are pursuing a growth strategy by increasing our level of earning assets, primarily through increases in the loan portfolio, and by increasing the level of capital in support of this growth.  At the same time, we are continually analyzing our operating expenses to find areas where costs can be reduced through greater efficiency.

MARKET AREA

Our primary market areas for loan and deposit growth are Miami-Dade, Broward, and Palm Beach counties in southeast Florida where we operate seven full-service banking offices. This metropolitan area has a large and diverse population. Southeast Florida traditionally has strong tourism and taxable sales. The area experiences high tourism and housing demand both of which benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. We have also experienced a growing demand for commercial loans throughout our market areas.

Our diverse South Florida region includes a large population of retirees. In addition, many of our customers, due to their Hispanic backgrounds, speak Spanish. We have a full service banking branch located in Hollywood, Florida. We have four full service banking offices in Miami, Florida. In Palm Beach County we have a full service branch in Boca Raton and another full service banking office in Boynton Beach which opened early in 2005

COMPETITION

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

Bank Holding Company Regulation and Supervision

PanAmerican Bancorp is a one-bank holding company, registered with the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. As such, the Holding Company and the Bank are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Bank. The Holding Company is required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the Bank Holding Company Act of 1956. The Federal Reserve Bank may conduct examinations of the Holding Company and the Bank. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, the Holding Company is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Bank’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the Federal Reserve Bank’s regulations or both.

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

The Bank Holding Company Act of 1956 further prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Bank, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the Act, repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating with one another. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Bank.

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

Bank Regulation and Supervision.

As a Federal Reserve Bank member state Bank, the principal federal regulator of the Bank is the Federal Reserve Bank and, therefore, the Bank is subject to the regulations and administrative practices of the Federal Reserve Bank. In addition, as a state bank chartered by the State of Florida, the Bank is subject to the Florida Banking Code which is administered by the Florida Department of Financial Services as well as the rules and regulations of the Florida Department of Financial Services. The deposit obligations of the Bank are insured by the FDIC in the maximum individual amounts of $100,000 each. The Florida Department of Financial Services supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the Federal Reserve Bank. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2004, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

Given the recent growth of the Bank, we have entered into agreements with the federal and state regulators to remain well capitalized and improve our policies and procedures in administrative areas affecting internal audit, asset and liability management and compliance. We have also agreed to periodically report to the regulatory authorities on our progress in these areas.

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

Interstate Banking and Branching.

Florida banks are permitted by Florida statute to branch statewide. Such branch banking, however, is subject to prior approval by the Florida Department of Financial Services, and agreement by the Federal Reserve Bank and the Federal Deposit Insurance Corporation. Any approval by the Florida Department of Financial Services, Federal Reserve Bank and the Federal Deposit Insurance Corporation of branching by the Bank would take into consideration several factors, including our level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Florida Department of Financial Services, Federal Reserve Bank and the Federal Deposit Insurance Corporation for purposes of determining whether approval should be granted to open a branch office.

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

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit of other federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, we may also invest a portion of its assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, we are required to maintain an investment in Federal Reserve Bank stock. In August 2004, the Bank became a member of the Federal Home Loan Bank and assumed certain advances from them. We are required to maintain an investment in Federal Home Loan Bank stock. We are required under state and federal regulations to maintain a minimum amount of liquid assets.

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

Deposit Accounts. Most of the Bank’s depositors are residents of the State of Florida. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular checking accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of its total transaction accounts plus 8% of its total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. Our liquidity ratio at December 31, 2004 and 2003, exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet our liquidity requirements.

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. We have established a correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, we maintain a $60,000 balance with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to our operations. At December 31, 2004, we had an outstanding balance on this line-of-credit of $2,500,000.

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

The Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table later in this document of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. We believe that as of December 31, 2004, we have met the capital adequacy requirements as defined by these definitions, and were well capitalized.

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

•

to conduct enhanced scrutiny of certain account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, certain accounts as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain with respect to any foreign correspondent bank customer, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•

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

•

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in an information request submitted by the Financial Crimes Enforcement Network;

•

notify Financial Crimes Enforcement Network if an account or transaction is identified;

•

designate a contact person to receive information requests;

•

limit use of information provided by Financial Crimes Enforcement Network to: (1) reporting to Financial Crimes Enforcement Network, (2) determining whether to establish or maintain an account or engage in a transaction, and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•

maintain adequate procedures to protect the security and confidentiality of Financial Crimes Enforcement Network requests.

•

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

•

are prohibited from providing correspondent accounts to foreign shell banks;

•

are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

•

must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

•

must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

At December 31, 2004, the Bank did not maintain any correspondent accounts for non-U.S. banking institutions.

On April 30, 2003, the United States Department of the Treasury issued final regulations under Section 326 of the USA PATRIOT Act that require banks to adopt written customer identification programs that will require them to:

•

verify the identify of any person seeking to open an account;

•

maintain records of the information used to verify identity; and

•

consult government known or suspected terrorist lists to determine whether the customer appears on any such list.

The foregoing requirements were included in the Bank’s anti-money laundering program as of December 31, 2004 as required by this act.

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

EMPLOYEES

Until December 31, 2004, we leased all of our officers and employees through Oasis Outsourcing, Inc., a professional employer organization. Commencing January 1, 2005 all of our employees are leased through ADP Total Source Inc. It is a co-employer arrangement. At December 31, 2004 there are 54 full time employees at the Bank level. A portion of three employees’ salaries is charged to the Holding Corporation. The employees are provided with group life, health, major medical, dental and vision insurance, and long term disability. None of the leased employees of the Holding Corporation or the Bank are represented by any collective bargaining units. The Company considers its employee relations to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

We own one parcel of real property which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. As of December 31, 2004, the book value of this property was $907,500 less accumulated depreciation of $39,000 resulting in a net book value of $868,500.

As of December 31, 2004 we leased six facilities and the material terms of these leases are as follows:

a.

Bank’s main office, full service branch office and Holding Company’s corporate office

1.

3400 Coral Way, Miami, Florida

2.

11,464 square feet

3.

3 year term, option to renew lease for one 3 year term.

4

The rent (including CAM and other costs) is approximately $34 per square foot at December 31, 2004, resulting in total annual base rent of approximately $387,400.

b.

Full service branch office

1.

3475 Sheridan Street, Hollywood, Florida

2.

4,800 square feet

3.

10 year term, option to renew lease was exercised at December 31, 2003 to extend term to December 31, 2013.

4

The rent (including CAM and other costs) is approximately $39 per square foot at December 31, 2004, resulting in total annual base rent of approximately $188,000.00.

c.

Full service branch office

1.

1200 N. Federal Highway, Boca Raton, Florida

2.

5,388 square feet

3.

10 year term, expiring September 2012

4.

The base rent (including CAM and other costs) is $23.30 per square foot at December 31, 2004 resulting in total annual rent of approximately $125,700.00.

d.

Full service branch office

1.

2500 N.W. 97th Avenue, Miami, Florida

2.

2,986 square feet

3.

Assumption of 10 year term, expiring August 14, 2009 with 2 options to renew for 2 five year periods.

4.

The base rent (including CAM and other costs) is $23.60 per square foot at December 31, 2004 resulting in total annual rent of approximately $70,500.00.

e.

Full service branch office

1.

2800 S.W. 8th Street, Miami, Florida

2.

2,284 square feet

3.

3 year term, expiring February 16, 2007 with option to renew for one 3 year period.

4.

The base rent (including CAM and other costs) is $43.50 per square foot at December 31, 2004 resulting in total annual rent of approximately $99,500.00.

f.

Full service branch office

1.

3501 West Boynton Beach Boulevard, Boynton Beach, Florida

2.

1,600 square feet

3.

5 year term, expiring August 31, 2009

4.

The base rent (including CAM and other costs) is $27.70 per square foot at December 31, 2004 resulting in total annual rent of approximately $44,300

Management believes that each of our current facilities is adequate and well suited to our current operations.

ITEM 3.     LEGAL PROCEEDINGS

The Holding Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending proceeding against the Company or the Bank which, if determined adversely, would have a material effect on our business or financial position other than the item described below:

On May 12, 2004 Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20. This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. The plaintiffs have amended their complaint and PanAmerican Bank believes that the claim has no merit and it intends to defend the litigation. PanAmerican Bank has moved to dismiss the amended complaint. This motion is set for a hearing on March 9, 2005.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PanAmerican Bancorp held its Annual Meeting of Stockholders at the PanAmerican Bank office at 3400 Coral Way, Miami, Florida, on June 8, 2004 to elect directors, approve amendments to the Director’s and Incentive Stock Option Plans, and amend the corporate by-laws. Of the total shares outstanding 52% either voted in person or by proxy.

A total of two Directors were to be elected at the meeting. The Board’s nominees for election were as follows:

Director	For	Against	Abstained	Reelected
Nelson Famadas	96.3%	0.0%	3.7%	Yes
Stephen L. Perrone	96.3%	0.0%	3.7%	Yes

A motion was made for amendment and restatement of the Company’s Incentive Stock Option Plan to increase the shares available for grant under the Plan to 500,000. The motion was passed by 92.9% of the shares voted.

A motion was made for amendment and restatement of the Director’s Stock Option Plan to increase the shares available for grant under the Plan to 500,000. The motion was passed by 92.7% of the shares voted.

A motion was made for amendment and restatement of the Company’s By-Laws. The motion was passed by 94.2% of the shares voted.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present, our common stock is traded on the American Stock Exchange under the symbol PNB. During 2004 the high and low trades respectively were $4.85 on June 14, 2004, and $2.50 on August 17, 2004. Our common stock closed trading on December 31, 2004 at a price of $4.03 per share.

The following table shows our quarterly share price range for 2003 and 2004:

	2004		2003
	High $	Low $	High $	Low $
First quarter	4.70	2.50	4.50	4.50
Second quarter	4.85	3.25	4.25	3.25
Third quarter	3.38	2.50	9.90	3.00
Fourth quarter	4.11	3.04	5.50	3.10

Both federal and Florida law limit the frequency and amount of dividends that may be paid to our shareholders. Also, banking regulators may restrict the ability of any bank subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. Under applicable banking regulations, we may not pay cash dividends on our common shares until our accumulated deficit, has been eliminated. No common share dividends have ever been paid. The determination of the Board of Directors to declare dividends in the future will depend upon the earnings, capital requirements, and financial position of the Company, and upon other factors they may deem relevant.

The Board of Directors have authorized 20 million shares of common stock for the Company. At February 25, 2005, 8,372,126 million shares had been issued and are outstanding and were held by approximately 541 shareholders.

During January 2004, 3,100 shares of preferred stock totaling $3.1 million were issued. The preferred stock pays a dividend of 8% semi-annually. On August 17, 2004, dividends totaling $123,724 were paid on the shares. In addition 2,785 shares were redeemed in 2004. At year end 315 shares of preferred stock were outstanding with a par value of $315,000. The preferred stock offering was a private placement under Rule 506 of Regulation D of the Securities Act.

During the fiscal year ended December 31, 2004, the Company sold the following securities subject to registration under the Securities Act of 1933.

On May 13, 2004, the Corporation completed an SB 2 Registration Statement for the sale of 2,000,000 Units each consisting of one share of Common Stock and two Class D Common Stock Purchase Warrants.

During the fiscal year ended December 31, 2004, the Company sold the following securities without registration under the Securities Act of 1933.

On June 14, 2004, the Company completed a private placement offering (the “Offering”) under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Offering, the Company sold to First Bancorp and McAlpine Park Lane, Inc. (collectively, the “Investors”) 125,000 and 55,000 units, respectively, at a purchase price of $4.75 per unit for aggregate gross proceeds of $855,000. Each “Unit” consists of: (i) one share of the Company’s common stock, $.01 par value (“Common Stock”), and (ii) two Class D Common Stock purchase warrants (public warrants) (the “Warrants”). The Units were offered at a price of $4.75 per Unit. The per Unit price of the Offering was determined by the Company, based upon an analysis of certain factors including, without limitation, the Company’s potential future earnings, assets and net worth. Following the Offering and as of December 31, 2004, the Company has 8,372,126 shares of Common Stock issued and outstanding and 4,960,000 Class D Warrants.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified four policies as being critical because they require us to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see EARNING ASSETS).

We test goodwill and other intangible assets for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2004, (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill.

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

The Company, in consultation with the Audit Committee, has reviewed and approved these critical accounting policies.

SELECTED CONSOLIDATED FINANCIAL DATA

	2004	2003
	(Dollars in Thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,214	$3,190
Investments	22,574	19,572
Loans, net	153,730	66,197
Total assets	191,467	94,100
Total deposits	158,158	80,133
Total shareholders’ equity	20,746	9,847
Book value per common share	2.44	1.73

Selected Consolidated Statements of Operations Data:
Net interest income	$6,519	$3,735
Provision for loan losses	1,397	978
Noninterest income	969	654
Noninterest expense	6,319	3,854

Net income (loss)	$(228)	$(443)

Basic and diluted loss per share	$(0.05)	$(0.08)

Selected Financial Ratios:
Return on average assets	(0.14)	(0.47)%
Return on average equity	(1.33)	(4.65)%
Ratio of average equity to average assets	10.68	10.16%

GENERAL

Our primary market and service area is Broward, Miami-Dade and Palm Beach counties where we operated six full service banking offices during 2004. (We opened our newest branch office in Boynton Beach, Florida in March 2005). We have grown significantly in 2004. On February 17, 2004, we purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. We purchased approximately $42 million of loans, and assumed approximately $70 million of liabilities and received $28 million in cash which was reduced by the fixed assets and purchase price of approximately $4 million. Additionally we assumed three Gulf Bank leases in Miami-Dade County, Florida.

Since the transaction, we have pursued a growth strategy, increasing our level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. In May 2004 the Company completed a public offering of 2 million units at a price of $4.75 per unit. Each unit consisted of one common share and two Class D common stock purchase warrants. This offering was supplemented with completion of smaller private placement offerings in June 2004. Collectively the Company received net proceeds of $11.2 million from these common share offerings. The Company is committed to raising additional capital as required to meet business growth requirements and maintain the Bank’s status as a well capitalized financial institution. The Bank’s capital exceeded statutory guidelines at December 31, 2004. There were no dividends declared in the years ended December 31, 2004 and 2003.

During 2005 we intend to continue to expand our business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks if and when opportunities are identified. We will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. We will continue to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits. We also intend to grow our capital base on a continuing basis as it is part of our business strategy of maintaining a “well” capitalized position. We will pursue this business strategy while managing asset quality.

As of December 31, 2004, the Company had total assets of $191.5 million, loans of $153.7 million, deposits of $158.2 million and shareholders’ equity of $20.7 million. Average total assets increased in 2004 by $66.7 million from 2003 due to management’s efforts to grow the Bank.  Capital growth commensurated with the overall growth of the Bank. The average equity to average assets ratio increased to 10.68% in 2004 from 10.16 % in 2003.

The Holding Corporation’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of, in very general terms, attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 10% to 25%) is generally held in cash and invested in government guaranteed - investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset our operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to that interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by our net interest income plus non-interest income is in excess of our operating expenses and loan loss reserves, we should be operating profitably. Noninterest income consists primarily of service charges and fees on deposit accounts. Noninterest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid the FDIC, as well as other operating expenses.

One of our strategies to maintain current profits of the Bank is to control our operating expenses. Our goal is to control the growth of operating expenses at a slower rate than the rate at which we grow our revenues. To accomplish this goal, management continues to analyze our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. We have been reducing the net loss since 2001. Our net loss was $228,000 for 2004 as compared to losses of $443,000 and $508,000 for 2003 and 2002. Earnings in 2004 were negatively impacted by the provision for loan losses of $1.4 million. Management believes that as a result of focused efforts to control credit quality and operating expenses, and to maintain our net interest margin, will result in profits in future years.

EARNING ASSETS

A primary strategy of the Company continues to be to increase our level of earning assets as they relate to operating expenses in order to improve our profitability. We are pursuing a growth strategy by increasing our level of earning assets, primarily through increases in loan origination in our communities and by increasing the level of capital in support of this growth. Interest-earning assets, which consist of loans, investments, federal funds sold, and Federal Reserve Bank Stock, totaled $176.3 million at December 31, 2004, a $90.5 million, or 105 % increase from $85.8 million at December 31, 2003.

Lending Activities

Our principal lending areas have been defined as all census tracts within the tri-county area of Palm Beach, Broward and Miami-Dade Counties, Florida. Our customers are predominantly small to medium-sized businesses, individual investors and consumers. Collateralized loans, the most common of which follow, are extended on similar terms to all of the Bank’s customers and have an inherent degree of risk:

•

Cash-secured loans as well as loans guaranteed by agencies of the United States Government represent a nominal level of risk.

•

Loans secured by marketable securities represent a low degree of risk.

•

Commercial and residential real estate loans, including construction and land development loans, represent a moderate degree of risk.

•

Loans secured by automobiles, boats and equipment represent a moderate to medium level of risk to the Bank.

•

Unsecured loans represent a high level of risk to the Bank.

As a significant part of our growth strategy, we are increasing our efforts to develop new business relationships and are increasing our marketing efforts.  Typically, we seek commercial lending relationships with customers borrowing up to $5.0 million.  Our legal lending limit for secured and unsecured loans was $5.1 million and $2.4 million as of December 31, 2004 and 2003.  New capital growth from a planned share offerings during 2005 should increase our legal lending limit which will allow us to meet the loan needs of larger customers. We also have approximately 23 participating loans with other banks, which total approximately $5.8 million as of December 31, 2004.

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

Loan Solicitation and Processing. Loan applicants come primarily through the efforts of our loan officers who seek out existing customers, referrals by realtors, previous and present customers of the Bank, business acquaintances, and walk-ins. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. On mortgage loans, an appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Florida.

Commercial Real Estate Loans. Our primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate.  Our commercial mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period, with balloon payments due at the end of five to ten years.  At December 31, 2004 commercial mortgage loans represented 74% of the total loan portfolio compared to 50% at December 31, 2003.  The average balance of commercial mortgage loans was $79.3 million for 2004 and $36.4 million for 2003. Income from these loans totaled $5.6 million and $2.5 million for 2004 and 2003.

Commercial Loans. Another lending focus of the Bank is to small and medium-sized businesses in a variety of industries. We make a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines, purchases of machinery, and business expansion (including acquisition of real estate and improvements). At December 31, 2004, commercial loans represented 18% of the total loan portfolio compared to 31% at December 31, 2003.  The average balance of commercial loans was $25.5 million for 2004 and $21.1 million for 2003. Income from these loans totaled $1.6 million and $1.3 million for 2004 and 2003.

Consumer Lending. We offer a variety of loan and deposit products and services to retail customers through our branch network.  Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans.  At December 31, 2004, residential mortgage loans represented 6% of the total loan portfolio compared to 12% at December 31, 2003.  The average balance of residential mortgage loans was $8.1 million for 2004 and $2.9 million for 2003.  Income from these loans totaled $484,000 and $207,000 for 2004 and 2003. At December 31, 2004, consumer, home equity and installment loans represented 2% of the total loan portfolio compared to 7% at December 31, 2003.  The average balance of consumer, home equity and installment loans was $3.9 million for 2004 and $4.9 million for 2003. Income from these loans totaled $309,000 for 2004 and $317,000 for 2003.

Loan Maturity Schedule. The following schedule sets forth the time to contractual maturity of our loan portfolio at December 31, 2004. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Total	One Year Or Less	One to Five Years	Over Five Years
	(In Thousands)
Commercial	$28,447	$16,661	$10,583	$1,203
Commercial Real Estate	115,168	21,183	46,503	47,481
Residential Real Estate	8,663	1,120	2,791	4,753
Consumer, Home Equity and Installment	3,219	369	1,998	853
Other	269	269
	155,766	$39,602	$61,874	$54,290
Deferred loan costs	(358)
	$155,408

At December 31, 2004 fixed rate loans due after one year are approximately $53.9 million and adjustable rate loans due after one year are approximately $18.6 million.

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

Displayed below are the percentages of the gross loan portfolio as of December 31, 2004 and 2003:

Loan Distribution	2004	2003
Commercial	18%	31%
Commercial real estate	74%	50%
Residential real estate	6%	12%
Consumer, home equity, installment loans and other	2%	7%

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

Regulatory Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is our policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2004 and 2003, delinquent loans greater than 30 and less than 90 days totaled $544,000 and $672,000; and classified loans totaled $2.1 million and $1.7 million.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned, or OREO, if real estate, or in other assets, if other property, until they are sold. When property is acquired, it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs. The Bank held no other real estate owned and repossessions at December 31, 2004 and 2003.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and other real estate owned and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at December 31, 2004 and 2003.

	2004	2003
	(Dollars in Thousands)
Nonaccrual loans
Real estate	$20	$798
Commercial	121	—
Accrual loans – past due 90 days or more
Real estate	—	—
Installment	—	—
Restructured loans	—	20
Other real estate owned and repossessions	—	—
Total nonperforming assets	$141	$818

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

The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (1) management’s evaluation of credit risk related to both individual borrowers and pools of loans, (2) loan portfolio composition (3), prior loan loss experience, (4) general economic conditions, and (5) observations derived from our ongoing internal audit and examination processes and those of our regulators.

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

We have a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of our loan loss reserve. The evaluation process includes analyzing general conditions in the local, regional and national economy as well components within the portfolio itself to include: portfolio composition, concentrations, delinquencies and non-accruals, classified assets, non-performing assets and gross and net loan balances. In computing the adequacy of the loan loss reserve, our management employs the following methodology:

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

•

Total loans classified as “loss” carry a required general reserve of 100 percent.

Specific Reserves: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2004 was $1.7 million as compared to $738,000 at December 31, 2003. Through the normal review of the allowance for loan losses, management determined additional provision was required due to a growth of the loan portfolio during 2004.

Activity in the allowance for loan losses for the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Balance, beginning	$738,147	$747,750
Amounts charged off:
Commercial loans	(1,083,848)	(823,479)
Consumer loans	(11,908)	(72,835)
Real estate loans	—	(154,543)
Recoveries of amounts charged off:
Commercial loans	159,609	47,784
Consumer loans	21,191	10,913
Real estate loans	—	4,491
Net (charge-offs) recoveries	(914,956)	(987,669)
Provision for loan losses	1,397,000	978,066
Acquisition related adjustment (1)	458,000	—
Balance, ending	$1,678,191	$738,147
Ratio of net (charge-offs) recoveries to average loans outstanding during the period
	(0.06)%	(1.51)%

———————

(1) This adjustment is the allowance required on acquisition of loans from the Gulf Bank transaction.

Management has conducted a thorough review of loans in the portfolio in 2004. After careful review of the Business Manager product, Management decided the product did not fit well with our current product mix. Phase out of the product was completed in the first quarter of 2004, and the Company charged off approximately $582,000 of Business Manager loans in 2004. In addition management charged off a further $514,000 of loans for which it was determined that the borrower had insufficient ability to repay. Management believes that the inherent risks in the loan portfolio have been better identified. Impaired loans totaled $2,057,250 at December 31, 2004 compared to $1,719,965 at December 31, 2003. Non-performing assets totaled $141,000 at December 31, 2004 as compared to $818,000 at December 31, 2003. Due to the extensive review and action taken on 2004, Management believes that the asset quality in the loan portfolio is high and that the allowance for loan loss is adequate in relation to the overall loan portfolio.

The following table sets forth the composition of the allowance for loan losses by type of loan at December 31, 2004 and 2003. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

	2004		2003
	Amount of Allowance	Percentage of Loans to Gross Loans	Amount of Allowance	Percentage of Loans to Gross Loans
Commercial and industrial loans	$302,074	18%	$250,970	34%
Commercial real estate loans	1,241,861	74%	413,362	56%
Residential real estate loans	100,692	6%	29,526	4%
Consumer and installment loans	33,564	2%	44,289	6%
Total allowance for loan losses	$1,678,191	100%	$738,147	100%

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, we may also invest a portion of our assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, we are required to maintain an investment in Federal Reserve Bank stock. We are also members of the Federal Home Loan Bank and are required to maintain an investment in Federal Home Loan Bank stock. Under state and federal regulations, a certain amount of our investments must be liquid in nature.

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

Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of our liabilities and obligations. These types of securities also permit us to improve our regulatory capital because they have low risk capital weighting.

Securities Portfolio. Our investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table (except for mutual funds that have no fixed maturity date).. The average yield for our investment portfolio increased to 3.89% at December 31, 2004 from 3.32% at December 31, 2003 as market interest rates climbed incrementally during the year.

	Maturities of Investment Securities at December 31, 2004
	One Year Or Less		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)

Corporate Bonds, Preferreds & REITs:
Held to maturity	$—	—%	$258	4.01%	$—	—%	$—	—%	$258	4.01%
Available for sale	—	—	—	—	—	—	249	4.87	249	4.87
Mortgage-backed Securities:
Held to maturity	—	—	—	—	—	—	2,402	4.49	2,402	4.49
Available for Sale	—	—	—	—	19	7.00	—	—	19	7.00
U.S. government agencies:
Held to Maturity	—	—	11,132	3.76	2,000	3.25	—	—	13,132	3.68
Available for sale	—	—	—	—	—	—	—	—	—	—
Mutual Funds	-	-	—	—	—	—	—	—	5,356	3.04
Total	$-	-%	$11,390	3.76%	$2,019	3.28%	$2,651	4.52%	$21,416	3.89%

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

At December 31, 2004, the fair value and net unrealized loss associated with our securities available for sale was $5.6 million and $129,000, respectively.

Liquidity. The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at December 31, 2004 and 2003 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet its liquidity requirements.

The principal sources of liquidity and funding are generated by the operations the Bank through our diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process. Historically, we have increased our level of deposits to allow for our planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida is a fast growing area with intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market accounts can quickly adjust the level of deposits. Our management believes that the Bank is currently operating in a stable environment. The addition of deposits and cash from Gulf Bank has provided additional liquidity.

In 2004 we became members of the Federal Home Loan Bank. We have begun to access this vehicle to add a new source of liquidity to our business. At December 31, 2004 we had $8,000,000 of Federal Home Loan Bank advances to assist in funding our loan portfolio growth. Our liquidity at December 31, 2004, consisted of $6.2 million in cash and cash equivalents and $5.6 million in available-for-sale investments, for a total of $11.8 million, compared to a total of $11.1 million at year-end 2003, an increase of approximately $700,000, or 6.3%.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from a secured line-of-credit to supplement liquidity up to the amount of $2.5 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. There is no monthly fee for this account. We also have the ability to sell investments from our portfolio under a repurchase agreement with this correspondent bank. In addition, we have applied for a $3 million unsecured line-of-credit at Independent Bankers Bank in order to meet unusual liquidity demands.

Other Services

In November, 2003, the Bank and the Holding Company entered into a financial service Networking Arrangement with Franklin National Financial Group, Inc. and Franklin National Financial Group, LLC, a registered securities broker-dealer with the National Association of Securities Dealers (“NASD”) along with Franklin National Financial Services, LLC. This arrangement allows for us to offer our customers full financial services such as: execution of stock and bond trades, mutual funds, money management, asset allocation, insurance products, fixed and variable annuities, investment banking services, IRA and other financial products that will benefit our customers. The Networking Arrangement has been undertaken in accordance with the rules of the SEC governing arrangements between state-chartered banks and registered securities broker-dealers.

LIABILITIES AND STOCKHOLDERS’ EQUITY

The liability side of the balance sheet has great significance to the profitable operation of a bank. Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are attracted principally from within our primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD’s). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank maintains a membership with the Federal Home Loan Bank which acts as an alternate source for borrowing as needed.  Periodically the Bank may purchase broker deposits to supplement deposits gathered through the branch network in order to fund loans as required.

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

In determining the terms of its deposit accounts, we consider current market interest rates, profitability to the Bank, matching deposit and loan products and our customer preferences and concerns. We currently offer certificates of deposit for terms not exceeding 60 months. As a result, we believe that we are better able to match the repricing of our liabilities to the repricing of our loan portfolio. Our management reviews our deposit mix and pricing weekly. From time to time we supplement our CD levels by purchasing them through a brokerage facility. At December 31, 2004 we had $12.9 million of deposits outstanding that had been facilitated through brokerage relationships.

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

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ending December 31, 2004 and 2003. Our management views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

	Average Balance for the Year	Weighted Average Ratio	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)

Noninterest bearing accounts	$36,006	0.00%	26%	$17,328	0.00%	21%
Interest bearing accounts:
NOW accounts	7,877	0.60%	6%	5,308	0.66%	7%
Money market deposit	18,513	1.18%	14%	28,490	0.98%	35%
Savings accounts	5,770	0.88%	4%	1,747	0.50%	2%
Time deposits	68,977	2.57%	50%	28,578	2.49%	35%
Total deposits	$137,143			$81,451

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2004 and 2003, is as follows:

	At December 31, 2004	At December 31, 2003
	(In thousands)
Three months or less	$17,023	$2,611
Over three through six months	7,391	12,917
Over six through twelve months	11,701	2,211
Over twelve months	10,459	5,717
	$46,574	$23,456

International Banking Facility. The Bank has received regulatory approval to operate an International Banking Facility. An International Banking Facility is not a physical banking presence. Rather, an International Banking Facility is a separate set of books and records of the Bank used to record certain assets and liabilities made outside the United States. International Banking Facilities are entitled to obtain demand and time deposits which are not insured by the FDIC. An International Banking Facility is also authorized to extend credit. Customers of an International Banking Facility are limited to foreign-domiciled customers or customers domiciled in Puerto Rico and U.S. Territories. We have chosen not to engage in international banking at this time.

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

In addition, we pledge securities to secure repurchase agreements. Additional details regarding securities sold under agreements to repurchase for 2004 and 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$2,466	$3,249
Average balance for the year	2,453	2,441
Average interest rate	0.73%	0.51%
Average interest rate paid at year end	1.68%	0.42%

In August 2004 the bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time we assumed $3.0 million of advances previously issued to Gulf Bank. The Bank had increased the outstanding borrowings from Federal Home Loan Bank to $8.0 million at year end.

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

Our capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2004 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Our management believes that as of December 31, 2004 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents our capital ratios for the Bank at December 31, 2004. The column below with the heading “Corp” presents our capital ratios for the consolidated business at December 31, 2004. The column below with the indication “Adequately” is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication “Well” is that regulatory definition for a Well Capitalized banking institution.

Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	10.09%	10.03%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	8.87%	9.00%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	8.24%	8.37%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2004			2003
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments (1)	$19,741	$762	3.86%	$16,656	$539	3.24%
Federal funds sold	7,917	85	1.07	4,481	48	1.07
Loans :
Commercial loans (2)	25,521	1,605	6.42	18,549	1,100	5.93
Commercial mortgage loans (2)	79,276	5,507	7.03	36,442	2,483	6.81
Consumer loans (2)	2,239	143	6.40	2,456	188	7.65
Residential real estate loans(2)	8,062	484	6.01	2,927	207	7.07
Business Manager loans(2)	—	—	—	2,561	238	9.29
Home equity and other loans(2)	1,673	167	9.94	2,485	129	5.19
Total loans (2)	116,771	8,002	6.85	65,420	4,345	6.64
Total interest earning assets	144,429	8,849	6.13	86,557	4,932	5.70
Noninterest-earning assets	15,973			7,114
Total assets	$160,402			$93,671
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$26,390	267	1.01%	$33,798	$445	1.32%
Savings accounts	5,770	51	0.88	1,747	9	0.52
Certificates of deposit	68,977	1,770	2.57	28,578	726	2.54
Total interest-bearing deposits	101,137	2,088	2.06	64,123	1,180	1.84
Federal funds purchased, securities sold under repurchase agreements and other	6,130	241	3.93	2,705	17	0.63
Total interest-bearing liabilities	107,267	2,329	2.17	66,828	1,197	1.79
Noninterest bearing liabilities	36,006			17,328
Stockholders’ equity	17,129			9,515
Total liabilities and stockholders’ equity	$160,402			$93,671
Net interest income and net yield on interest-earning assets		$6,520	4.51%		$3,735	4.32%

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

	2004 vs. 2003 Increase (Decrease) Attributable to				2003 vs. 2002 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in Thousands)

Interest income on:
Investments	$100	$103	$20	$223	$220	$(8)	$(4)	$207
Federal funds sold	37	—	—	37	(22)	(38)	8	(52)
Loans receivable	3,410	139	109	3,658	1,011	(253)	(70)	688
Total interest income from interest-earning assets	3,547	242	129	3,918	1,209	(299)	(66)	843
Interest expense on:
NOW and money market accounts	(98)	(104)	24	(178)	140	(49)	(20)	71
Savings accounts	21	6	15	42	1	(4)	—	(3)
Certificates of deposit	1,026	8	10	1,004	267	(114)	(49)	104
Federal funds purchased under repurchase agreement and other	22	89	113	224	(26)	(42)	16	(52)
Total interest expense from interest-bearing liabilities	971	(1)	162	1,132	382	(209)	(53)	119
Increase (decrease) in net interest income	$2,576	$243	$(33)	$2,786	$827	$(90)	$(13)	$724

Discussion of Changes in Financial Condition from December 31, 2003 to December 31, 2004

General. Total assets increased by $97.4 million, or 104%, from $94.1 million at December 31, 2003, to $191.5 million at December 31, 2004, with the increase invested principally in loans and securities available for sale. Total loans receivable increased by $87.5 million or 132%, to $153.7 million at December 31, 2004, from $66.2 million at December 31, 2003. The increase in these earning assets was the result of additional net loan activity from the branches of $45.5 million and the acquisition of $42.0 million of new loans as part of the Gulf Bank transaction. Securities increased $2.1 million or 10.8% to $21.4 million at December 31, 2004 from $19.3 million at December 31, 2003. The increases in loans and securities were funded by an increase in deposits in 2004 of $78.1 million ($67.0 million of which was assumed in the Gulf Bank transaction) as well as the addition of Federal Home Loan Bank advances of $8.0 million in 2004. This growth was further supplemented by the addition of $11.2 million of new capital, most of which was obtained in a May 2004 public offering.

We are committed to expanding our business through internal growth as well as through purchase opportunities, while maintaining strong asset quality and continuing strong capital growth. Our strategy for achieving these objectives includes continuing our primary focus of increasing originations of high-quality commercial real estate, land acquisition, and construction loans at appropriate yields for enhancing interest income, and improving our efficiency and controlling operating costs. The following is a discussion of the significant fluctuations between the December 31, 2004 and 2003 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $6.2 million at December 31, 2004 compared to $3.2 million at December 31, 2003. The increase of $3.0 million or 94% was primarily due to higher Federal Funds purchase levels at the end of 2004. Management added additional liquidity in 2004 through deposit taking, capital injections and Federal Home Loan Bank borrowing activities to respond to higher loan demand.

Securities Available for Sale and Held to Maturity. The securities portfolio increased $2.1 million, or 10.8% to $21.4 million at December 31, 2004 from $19.3 million at December 31, 2003. New securities were purchased during 2003 using available excess cash. As part of our new investment strategy in 2004, we attempted to earn more income from our investment portfolio by balancing the assets against the liquidity needed for loan funding. Our 2004 investment strategy was to focus on the acquisition of high quality fixed income investments with terms to maturity that does not exceed five years. We believe that laddered investment purchases within this time frame provided the best opportunities to maximize investment yield while maintaining a defensive position in a rising interest rate environment.

Loans Receivable. Total loans were $153.7 million at December 31, 2004, an increase of $87.5 million or 132% from $66.2 million at December 31, 2003. This increase resulted primarily from net increases in commercial and commercial real estate loan production of $45.5 million through internal growth as well as the acquisition of $42.0 million of new loans as part of the Gulf Bank transaction.

Asset Quality And Non-Performing Assets. In the normal course of business, we have recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, we have established an allowance for loan losses, which totaled $1.7 million at December 31, 2004. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Our management’s periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Our allowance for loan and credit losses was analyzed and deemed to be adequate by our management at December 31, 2004 for incurred losses.

The impaired loans increased from $1.7 million at December 31, 2003, or 2.56% of total loans, to $2.1 million at December 31, 2004, or 1.3% of total loans. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

There was no other real estate owned at December 31, 2004 and 2003.

	At December 31,
	2004	2003
	(Dollars in Thousands)

Classified loans and discount	$2,057	$1,720
Other real estate owned and repossessions	—	—

Total classified and other	$2,057	$1,720

Percent classified and other/total loans	1.32%	2.56%
Gross loans	$155,408	$67,071

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

Total nonperforming assets have decreased $677,000 to $141,000 at December 31, 2004 from $818,000 at December 31, 2003. Of the total nonperforming loans at December 31, 2004, $121,000 consists of commercial and are secured by equipment and $20,000 consists of loans secured by real estate. Accrual loans over 90 days decreased by $705,000. In management’s best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $1.9 million at December 31, 2004 compared to $1.7 million at December 31, 2003. The increase of 11.7% during 2004 is primarily due to the acquisition of select fixed assets in conjunction with the Gulf Bank transaction. Also, as part of the Gulf Bank transaction, we acquired leases on three new branch locations in the greater Miami area during 2004.

Liabilities

Deposits. Deposits increased $78 million at December 31, 2004 from 2003. In our South Florida market, management is able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on our deposit accounts, primarily money market accounts. When additional funds are needed to fulfill lending commitments, our management can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. The Bank acquired $67.0 million of new deposit liabilities as part of the Gulf bank transaction. In addition the Bank added $12.9 million of institutional (broker) deposits in 2004.

	Deposits at December 31,
	2004	2003
	(Dollars in Thousands)

Noninterest-bearing accounts	$36,231	$17,054
Interest-bearing accounts:
NOW accounts	9,542	4,076
Money market accounts	21,029	18,935
Savings accounts	4,910	1,605
Certificates of deposit under $100,000	40,183	15,007
Certificates of deposit $100,000 and more	46,263	23,456
Total interest-bearing deposits	121,927	63,079

Total deposits	$158,158	$80,133

Debt: On February 23, 2005, the Corporation signed a Commitment Letter with International Bankers Bank of Orlando, Florida to borrow up to $2 million on a revolving credit basis over a two year period. The proceeds have been used primarily to inject additional capital into the Bank to support future growth.

Federal Home Loan Bank Advances. In August 2004 the bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time we assumed $3.0 million of advances previously issued to Gulf Bank. The Bank had increased the outstanding borrowings from Federal Home Loan Bank to $8.0 million at year end. No amounts were due to the Federal Home Loan Bank in 2003.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $1.3 million at December 31, 2004 compared to $2.4 million at December 31, 2003. The decrease was due to a reduction of client participation in the program in 2004.

Capital

Total stockholders’ equity was $20.7 million at December 31, 2004, an increase of $10.9 million or 111%, from $9.8 million at December 31, 2003. The increase is due primarily to a capital infusion from a public offering in May 2004. During January 2004, the Holding Company issued 3,100 shares of preferred stock totaling $3.1 million in a private placement which partially funded the purchase of certain of the assets Gulf Bank. At December 31, 2004, 315 preferred shares with a par value of $315,000 remain issued and outstanding.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 10.03%, 9.00% and 8.37% at December 31, 2004 and 10.67%, 9.71% and 8.01% at December 31, 2003. Based on these ratios, the Bank is considered to be “well capitalized”. Management expects the Bank to continue to be well capitalized.

On February 15, 2005 the Corporation engaged an investment banking firm, Brean Murray and Co., Inc. to act as the Company’s lead placement agent for a private offering of equity securities of the Corporation with a mandate to raise approximately $15 million. The transaction is expected to be completed in the second quarter of 2005.

On February 21, 2005 the Corporation engaged Franklin National Financial Group LLC to act as Non Exclusive Placement Agent for a private offering of equity securities of the Corporation with a mandate to raise approximately $3 million. The transaction is expected to be completed in the first quarter of 2005.

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

Cash and Cash Equivalents. Cash and cash equivalents were $12.1 million at December 31, 2002 compared to $3.2 million at December 31, 2003. The decrease of $8.9 million or 73.5% was primarily used to fund increases in the loan and investment portfolios. In the last quarter of 2003, management allowed a portion of the deposit portfolio to decrease in anticipation of the purchase of Gulf Bank in February 2004.

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

There was no other real estate owned at December 31, 2002 and 2003.

	Deposits at December 31,
	2003	2004
	(Dollars in Thousands)
Classified loans and discount	$1,720	$35
Other real estate owned and repossessions	—	—
Total classified and other	$1,720	$35
Percent classified and other/total loans	2.56%	0.06%
Gross loans	$67,071	$60,876

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

Premises and Equipment. At December 31, 2002, the Bank had branches located on Brickell Avenue in Miami and in Boca Raton. During the first quarter of 2003, the Brickell Avenue office was closed. In addition, the Boca Raton branch was relocated to a newly constructed office building on North Federal Highway in Boca Raton in March 2003.

Liabilities

Deposits. Deposits increased $47,000 at December 31, 2003 from 2002. During 2003, total deposits had increased to $86.8 million at September 30, 2003, but due to the purchase of the additional deposits from Gulf Bank, management decided to allow the deposit portfolio to decrease during the fourth quarter of 2003. As a result of this strategy, money market accounts decreased $6.1 million from September 30, 2003 to December 31, 2003. This decrease was partially offset by a $2.6 million increase in certificates of deposits during the same period.

	Deposits at December 31,
	2003	2004
	(Dollars in Thousands)

Noninterest-bearing accounts	$17,054	$16,984
Interest-bearing accounts:
NOW accounts	4,076	5,090
Money market accounts	18,935	35,505
Savings accounts	1,605	1,878
Certificates of deposit under $100,000	15,007	10,800
Certificates of deposit $100,000 and more	23,456	9,829
Total interest-bearing deposits	63,079	63,102
Total deposits	$80,133	$80,086

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

Capital

Total stockholders’ equity was $9.8 million at December 31, 2003, an increase of $1.9 million or 23.75%, from $8.0 million at December 31, 2002. The increase is due primarily to a capital infusion from a private offering in May 2003.

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

Discussion of Results of Operations From December 31, 2003 to December 31, 2004

Comparison of results in this section is for the years ended December 31, 2004 and 2003. The net loss recognized for 2004 was $228,000 compared to a loss of $443,000 for 2003. This was a positive change of $215,000. Earnings for 2004 as compared to 2003 were primarily impacted by a $2.8 million increase in net interest income, offset by a $2.5 million increase in operating expenses and a $419,000 increase in the provision for loan losses. The increased size of the business is due to the acquisition of certain assets and liabilities of Gulf Bank in February 2004 and due to internal growth of the loan and deposit portfolio in 2004.

Net Interest Income. Net interest income before provision for loan losses for 2004 was $6.5 million as compared to $3.7 million for 2003, an increase of $2.8 million or 76%. Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased by $258,000 from $588,000 for 2003, due primarily to a $6.5 million, or 31% increase in average volume of investments during the period. Management used funds invested in lower-yielding federal funds at December 31, 2003 to purchase investments with higher yields during 2004. Interest and fees on loans increased by $3.7 million, or 84% in 2004 as compared to 2003. The increase in loan income resulted from an increase in total average loan balances outstanding to $116.7 million for 2004 from $65.4 million for 2003. The largest increases were $7.0 million and $42.9 million in commercial loans and commercial real estate loans.  These increases related to volume were enhanced by modestly higher average interest yields experienced by the Bank on the overall loan portfolio in 2004 of 6.85% compared to 6.64% in 2003. The yield on total interest-earning assets was 6.13% for 2004, a 43 basis point increase from 5.70% for 2003, primarily as a result of improved yields in the loan portfolio.

Total interest expense increased $1.1 million or 92% from $1.2 million for 2003 to $2.3 million for 2004. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances to $101.1 million for 2003 from $64.1 million for 2003. The average balance of NOW and money market accounts decreased $7.4 million in 2004. Average balances of certificate of deposits increased $40.4 million during 2004. When additional funds were needed to fulfill lending commitments and securities purchases, management used liquidity of $28 million that was received in the Gulf Bank transaction plus increased deposits by adjusting the interest paid on deposits accounts. In addition funding was obtained through the FHLB. In addition to the increase in the average balance of deposits there was an increase in the yield paid on interest-bearing deposits to 2.17% for 2004 from 1.79% for 2003.

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

The allowance for loan loss as of December 31, 2004 was $1.7 million as compared to $738,000 at December 31, 2003. Through the normal review of the allowance for loan losses, management determined additional provision was required due to the increase in loan balances in the year.

Management had further identified its Business Manager relationships as a principle area of concern and to eliminated the product line by taking a write off of $582,000 in the first quarter of 2004.

NonInterest Income. Total noninterest income increased $315,000, or 48% from $654,000 for 2003 to $969,000 for 2004. The increase of total other income was the result of the increased size of the Bank in 2004 due to the Gulf Bank transaction.

Service charges on deposit accounts increased to $1.0 million in 2004 from $601,000 in 2003 an increase of 66%. Fees were higher due to a larger client base and due to efforts by management to improve fee collection processes in 2004. Also included in noninterest income was a $33,000 loss on the sale of a security classified as available for sale during 2004. There were sales of investments classified as held to maturity that resulted in a net gain of $38,000 in 2003. This was an isolated transaction that was required upon discovery that purchase of the investment exceeded investment guidelines at the time of purchase.

NonInterest Expense. Total noninterest expense for the year increased by $2.4 million, or 61.5% from $3.9 million for 2003 to $6.3 million for 2004. The increase in noninterest expenses reflects the impact of the growth of the Bank in 2004 both from the Gulf Bank transaction as well as from internal growth.

Salaries and benefits increased to $2.8 million in 2004 from $1.7 million in 2003. This is an increase of $1.1 million or 65%. The increase was due to the addition of 26 people in 2004 to service a larger banking operation. Occupancy and equipment expense increased to $1.5 million in 2004 from $667,000 in 2003, an increase of $788,000 or 118%. This increase was due to the added space required to house the larger banking operations in our new Coral Way Corporate office. It is also due to the cost of operation of three new branches in the Miami-Dade area acquired as part of the Gulf Bank transaction. Data and item processing costs increased by $155,000, or 42.4% to $520,000 for 2004 from $365,000 for 2003, primarily due to $222,000 of integration costs to combine former Gulf Bank operations into our Bank systems and offset by operational efficiencies.

Other expense increased to $1.5 million in 2004 from $1.1 million in 2003. This is an increase of $400,000 or 36% and reflects the larger size of the Bank subsequent to the Gulf Bank transaction. Professional fees increased by $77,000 and insurance costs (general liability and FDIC) increased by $94,000 due to higher asset values. Communication expenses (telephone and computer) increased by $170,000 in 2004. In the current environment that the Bank operates in there is a continued need to allocate more resources to meet regulatory compliance requirement particularly for the new Bank Secrect and Patriot Acts and the Sarbanes-Oxley Act. Management expects to experience higher expenses in future years to meet compliance requirements.

Provision for Income Taxes. We have recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2004 and 2003 because there was not sufficient evidence to support the position that the losses generated would be utilized in the future. As the Corporation becomes profitable (which Management expects to occur in 2005 and beyond) we do expect to realize some substantial benefits from a reduction of Federal income tax expense.

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

NonInterest Income. Total noninterest income increased $23,000, or 3.7% from $630,000 for 2002 to $654,000 for 2003. The increase of total other income was the result of a $7,000 increase in service charges on deposit accounts and other customer fees. Based on studies performed by management, the Bank’s service charges on deposit accounts and customer fees have historically been in the lowest quartile of the Bank’s peer group. During 2002, management installed a more competitive table of service charges and fees to increase noninterest income. The result of that change, combined with the increased deposit accounts and increased wire transfer activity, increased service charge and fee income during all of 2003. Also included in noninterest income was a $38,000 gain on the sale of a security held to maturity during 2003. The sale occurred immediately after management realized a $1.0 million security had been purchased which was in violation of the Bank’s investment policy limit of $250,000. Management examined the investment portfolio and determined that this was an isolated event, and all other securities owned by the Bank are within the policy limit. Management has instituted a review policy to ensure compliance with the policy in the future. This gain was partially offset by a $16,000 loss on the sale of a security classified as available for sale during 2003. There were sales of investments classified as available for sale resulted in a net gain of $30,000 in the 2002 period.

NonInterest Expense. Total noninterest expense for the year decreased by $62,000, or 1.6% from $3.9 million for 2002 to $3.9 million for 2003.

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

ITEM 7.     FINANCIAL STATEMENTS

The “Financial Statements” are included at page 40 in this document.

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

Therefore, our management’s and the Asset and Liability Committee’s strategy are to maintain a balanced interest rate risk position to protect our net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time periods considered.

The following table represents the Bank’s cumulative GAP position as of December 31, 2004.

	Within Three Months	Zero to Twelve Months	Zero to Three Years	Zero to Five Years	Over Five Years	Total
	(Dollars in Thousands)

ASSETS:
Immediately repricing investments	$6,214	$6,214	$6,214	$6,214	$6,214	$6,214
Fixed investments	5,356	5,356	10,251	17,745	22,573	22,573
Loans	68,280	82,143	101,103	125,510	153,730	153,730
Total repricing assets	79,850	93,713	117,568	149,469	182,517	182,517
Nonearning assets	—	—	—	—	—	8,950
Total assets	$79,850	$93,713	$117,568	$149,469	$182,517	$191,467
LIABILITIES:
NOW accounts	$9,542	$9,542	$9,542	$9,542	$9,542	$9,542
Money market accounts	21,029	21,029	21,029	21,029	21,029	21,029
Savings accounts	4,910	4,910	4,910	4,910	4,910	4,910
Total core deposits	35,481	35,481	35,481	35,481	35,481	35,481
Certificates of deposit	25,585	62,531	84,402	86,445	86,446	86,466
Other borrowed funds	5,757	5,757	8,757	11,757	11,757	11,757
Total repricing liabilities	66,823	103,769	128,640	133,683	133,683	133,684
Demand deposits	36,231	36,231	36,231	36,231	36,231	36,231
Other liabilities	—	—	—	—	—	806
Stockholders’ equity	—	—	—	—	—	20,746
Total liabilities and equity	$103,054	$140,000	$164,871	$169,914	$169,915	$191,467
Asset/liability GAP, static	13,780	(23,083)	(1,016)	26,858	33,047
Rate sensitive assets /rate sensitive liabilities, static	1.19	0.38	0.96	6.33	0.0
Asset/liability GAP, cumulative	13,027	(10,056)	(11,072)	15,786	48,833
Rate sensitive assets /rate sensitive liabilities, cumulative	1.19	0.90	0.91	1.12	1.37
Target	80 to 120	80 to 120	80 to 120	80 to 120	80 to 150

EFFECT OF GOVERNMENT POLICY, FUTURE LEGISLATION AND CHANGING FINANCIAL MARKETS

One of the primary determinants of the Company’s future success and profitability is the interest rate differentials obtained by its affiliate banking institution. Our earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowings and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and management believes that changes in market interest rates have a greater impact on its performance than do the effects of inflation in the current environment.

PANAMERICAN BANCORP

Miami, Florida

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PanAmerican Bancorp

Miami, Florida

We have audited the accompanying consolidated balance sheets of PanAmerican Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

March 11, 2005

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003

ASSETS
Cash and due from financial institutions	$6,213,556	$3,190,424
Securities available for sale	5,625,361	7,883,131
Securities held to maturity (fair value 2004 - $15,696,981, 2003 - $ 11,292,508)	15,790,233	11,394,088
Loans, net (of allowance for loan losses of $1,678,191 and $738,147)	153,729,571	66,196,534
Federal Reserve Bank stock	610,050	294,750
Federal Home Loan Bank stock	548,100	—
Accrued interest receivable	604,053	257,310
Premises and equipment, net	1,925,697	1,717,838
Goodwill and other identified intangibles	5,892,060	1,953,540
Other assets	528,335	1,211,996
	$191,467,016	$94,099,611
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$36,231,663	$17,053,604
Interest bearing	121,926,811	63,079,526
Total deposits	158,158,474	80,133,130
Federal funds purchased	2,500,000	1,000,000
Repurchase agreements	1,257,119	2,436,584
Federal Home Loan Bank advances	8,000,000	—
Accrued expense and other liabilities	781,578	659,374
Total liabilities	170,697,171	84,229,088
Minority interest	23,735	23,427
Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 2004 - 315 outstanding; 2003 – none outstanding	315,000	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2004 - 8,372,126 shares outstanding, 2003 - 5,892,126 shares outstanding	311,394	294,593
Capital surplus	29,001,264	19,085,454
Accumulated deficit	(8,800,189)	(8,448,430)
Accumulated other comprehensive income (loss)	(81,359)	(84,521)
	20,746,110	10,847,096
Subscriptions receivable	—	(1,000,000)
Total shareholders’ equity	20,746,110	9,847,096

	$191,467,016	$94,099,611

See accompanying notes

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004 and 2003

	2004	2003

Interest and dividend income
Loans, including fees	$8,002,103	$4,344,609
Securities	761,455	539,441
Federal funds sold and other	85,032	48,417
	8,848,590	4,932,467
Interest expense
Deposits	2,088,266	1,180,397
Other	240,887	16,640
	2,329,153	1,197,037
Net interest income	6,519,437	3,735,430

Provision for loan losses	1,397,000	978,066
Net interest income after provision for loan losses	5,122,437	2,757,364
Noninterest income
Service charges on deposit accounts	1,001,164	600,580
Net (losses) gains on sales of securities	(32,664)	21,788
Other	—	31,348
	968,500	653,716
Noninterest expense
Salaries and employee benefits	2,837,972	1,723,981
Occupancy and equipment	1,455,371	667,155
Data processing	520,131	365,297
Professional services	262,120	184,742
Insurance	243,967	150,416
Other	999,103	762,489
	6,318,664	3,854,080
Loss before taxes and minority interest	(227,727)	(443,000)
Income tax expense	—	—
Loss before minority interest	(227,727)	(443,000)
Minority interest in net loss (income) loss of subsidiary	(308)	345
Net loss	$(228,035)	$(442,655)
Basic and Diluted earnings (loss) per share:	$(0.05)	$(0.08)

See accompanying notes

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2004 and 2003

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2003	$—	$257,922	$15,774,429	$—	$(8,005,775)	$3,190	$8,029,766
Comprehensive income (loss):
Net loss	—	—	—	—	(442,655)	—	(442,655)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(87,711)	(87,711)
Total comprehensive income (loss)	—	—	—	—	—	—	(530,366)
Issuance of 733,684 shares of common stock	—	36,671	3,311,025	(1,000,000)	—	—	2,347,696
Balance at December 31, 2003	—	294,593	19,085,454	(1,000,000)	(8,448,430)	84,521	9,847,096
Issuance of 3,100 shares of preferred share	3,100,000	—	(5,000)	—	—	—	3,095,000
Issuance of 2,480,000 shares of common stock	—	16,801	9,920,810	1,000,000	—	—	10,937,611
Comprehensive income (loss):							23,879,707
Net loss	—	—	—	—	(228,035)	—	(228,035)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	3,162	3,162
Total comprehensive income (loss)	—	—	—	—	—	—	(224,873)
Redemption of 2,785 shares of preferred stock	(2,785,000)	—	—	—	—	—	(2,785,000)
Dividends paid on preferred shares	—	—	—	—	(123,724)	—	(123,724)
Balance at December 31, 2004	$315,000	$311,394	$29,001,264	$—	$(8,800,189)	$(81,359)	$20,746,110

See accompanying notes

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(228,035)	$(442,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization on securities	62,882	81,471
Provision for loan and lease losses	1,397,000	978,066
Depreciation and amortization	584,075	229,678
(Gain) loss on sale of securities	32,664	(21,788)
Minority interest in net income (loss) of subsidiary	308	(345)
(Increase) decrease in other assets	569,390	(853,119)
Increase in other liabilities	122,204	257,042
Net cash (used in) provided by operating activities	2,540,488	228,350
Cash flows from investing activities:
Net decrease in interest-bearing deposits	—	96,813
Purchases of available for sale securities	(185,346)	(10,000,000)
Maturities and pay-downs of available for sale securities	11,609	66,464
Proceeds from sales of available for sale securities	2,454,006	3,038,325
Purchases of held to maturity securities	(5,035,152)	(8,923,665)
Maturities and pay-downs of held to maturity securities	526,125	9,976,306
Purchase of assets and assumption of liabilities of Gulf Bank	23,583,212	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(863,400)	(21,750)
Loan originations, net	(47,180,037)	(7,138,157)
Purchases of premises and equipment, net	(284,867)	(347,604)
Net cash used in investing activities	(26,973,850)	(13,253,268)
Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under repurchase agreements	320,535	2,014,932
Net change in notes payable	5,000,000	(250,000)
Net increase in deposits	11,012,074	47,430
Proceeds from issuance of common stock	10,937,611	2,347,696
Proceeds from issuance of preferred stock	3,095,000	—
Repayment of preferred shares	(2,785,000)	—
Preferred share dividends	(123,724)	—
Increase in minority interest	—	3,089
Net cash provided by financing activities	27,456,496	4,163,147
Net change in cash and cash equivalents	3,023,134	(8,861,771)
Cash and cash equivalents at beginning of year	3,190,424	12,052,195
Cash and cash equivalents at end of year	$6,213,556	$3,190,424
Supplemental cash flow information:
Interest paid	$2,381,937	$1,121,729

See accompanying notes

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include PanAmerican Bancorp and its subsidiary, PanAmerican Bank (the “Bank”), which is 99.9% owned by PanAmerican Bancorp, together referred to as “the Corporation.” Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides financial services through its offices in Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and securities.

On February 17, 2004, the Corporation purchased certain assets and assumed certain liabilities of Gulf Bank of Miami, Florida. See Note 19 for further information.

Preferred stock: The Series A preferred stock provides for an 8% non-cummulative cash dividend. The preferred stock have no voting or conversion rights. The shares are redeemable on approval by the Board of Directors and  Bank regulators.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost.

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

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Other intangible assets consist of core deposit intangible assets arising from bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line or an accelerated method over their estimated useful lives of approximately nine to twelve years.

Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are adjusted to their fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45, are recorded at fair value if significant.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net loss and earnings (loss) per share for 2004 and 2003 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003

Net loss as reported	$(228,035)	$(442,655)
Deduct:
Dividends paid on preferred shares	(123,724)	(41,499)
Stock-based compensation expense determined under fair value based method	(61,283)	(67,283)

Pro forma net loss	$(413,042)	$(509,938)

Basic and diluted earnings (loss) per share as reported	$(0.05)	$(0.08)
Pro forma basic and diluted earnings (loss) per share	$(0.06)	$(0.08)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	2004	2003

Risk-free interest rate	4.50%	4.25%
Expected option life	10 years	10 years
Expected stock price volatility	19%	0%
Dividend yield	0%	0%

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss), less preferred stock dividend, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

FASB Statement 123 (revised 2004), Share-Based Payment requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The Corporation expects to adopt FASB Statement 123 (revised 2004), in 2006. The effect on results of operations will depend on future option grants and their value at a future date so the Corporation has not determined the import at this time.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer requires that a valuation allowance for loans acquired in a transfer reflect only losses incurred after acquisition and should not be recorded at acquisition. This statement is effective for loans acquired in fiscal years beginning January 1, 2005.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,050,000 was required to meet regulatory reserve and clearing requirements at year-end 2004. These balances do not earn interest.

Common Share Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to its parent holding company or by the holding company to shareholders. No common share dividends may be paid at this time, as the Bank and its parent holding company have had a net loss from the preceding two years, and deficit retained earnings.

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

Reverse Stock Split: Effective July 15, 2003, the Board ratified a reverse 1:5 split and authorized the reduction of the authorized common stock shares to 20 million. All share information in the consolidated financial statements reflect the split.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
Mortgage-backed and other	$269,164	$16,264	$(1,700)
Mutual funds	5,356,197	—	(143,803)
	$5,625,361	$16,264	$(145,503)
2003
Mortgage-backed	$32,512	$1,724	$(40)
Mutual funds	7,850,619	—	(135,978)
	$7,883,131	$1,724	$(136,018)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Loses	Fair Value
2004
U.S. Government and federal agency	$13,131,509	$44,016	$(81,196)	$13,094,329
Corporate	257,528	—	(3)	257,525
Mortgage-backed	2,401,196	—	(56,069)	2,345,127
2003
U.S. Government and federal agency	$8,165,964	$42,122	(71,336)	$8,136,750
Corporate	264,201	2,049	—	266,250
Mortgage-backed	2,963,923	—	(74,415)	2,889,508
	$11,394,088	$44,171	$(145,751)	$11,292,508

Sales of available for sale securities were as follows:

	2004	2003

Proceeds	$2,454,006	$3,038,325
Gross gains	—	37,921
Gross losses	32,664	16,133

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 2 – SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year-end 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity
	Carrying Amount	Fair Value	Available for Sale Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	11,389,037	11,375,955	—
Due from five to ten years	2,000,000	1,975,900	269,164
Mutual fund	—	—	5,356,197
Mortgage-backed	2,401,196	2,345,126	—
	$15,790,233	$15,696,981	$5,625,361

Securities pledged at year-end 2004 and 2003 had a carrying amount of $5,542,931 and $4,169,501. In 2004 $3,499,563 was pledged to secure Federal Home Loan Bank advances of $3,000,000 and $2,043,368 and was pledged to secure repurchase agreements. In 2003 the full amount was pledged to secure repurchase agreements.

Securities with unrealized losses at year-end 2004, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government federal agency	$8,062,630	$81,196	$—	$—	$8,062,630	$81,196
Mutual funds	—	—	5,356,197	143,803	5,356,197	143,803
Mortgage-backed	2,346,392	56,090	—	—	2,346,392	56,090
Corporate	305,845	1,683	—	—	5,845	1,683

Securities with unrealized losses at year-end 2003, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government federal agency	$5,428,125	$71,336	$—	$—	$5,428,125	$71,336
Mutual funds	7,850,619	136,260	—	—	7,850,619	136,260
Mortgage-backed	2,832,094	74,455	—	—	2,832,094	74,455

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change. The investment in mutual funds is a single investment in one short term government securities fund. It represents greater than 10% of equity at December 31, 2004.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 3 – LOANS

Loans at year-end were as follows:
	2004	2003
Commercial	$28,446,545	$22,584,839
Real estate:
Residential	8,662,869	2,465,445
Commercial	115,168,129	37,608,153
Consumer	1,633,589	4,283,037
Other	1,854,942	129,054
	155,766,074	67,070,528
Less: allowance for loan losses	(1,678,191)	(738,147)
Net deferred loan fees	(358,312)	(135,847)
Loans, net	$153,729,571	$66,196,534

Activity in the allowance for loan losses was as follows.
	2004	2003
Beginning balance	$738,147	$747,750
Provision for loan losses	1,397,000	978,066
Loans charged-off	(1,095,756)	(1,050,857)
Recoveries	180,800	63,188
Acquisition related adjustment	458,000	—
Ending balance	$1,678,191	$738,147

Impaired loans were as follows:
	2004	2003
Year-end loans with no allocated allowance for loan losses	$—	$750,000
Year-end loans with allocated allowance for loan losses	2,057,250	969,965
	$2,057,250	$1,719,965

Amount of the allowance for loan losses allocated	$84,296	$108,278
Average of impaired loans during the year	$1,410,603	$1,216,351
Interest income recognized during impairment	25,487	31,303
Cash-basis interest income recognized	25,487	31,303

Nonperforming loans were as follows:
	2004	2003
Loans past due over 90 days still on accrual	$—	$20,000
Nonaccrual loans	141,208	798,000
	$141,208	$818,000

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2004	2003

Land	$478,375	$478,375
Buildings and improvements	429,157	420,209
Leasehold improvements	1,344,759	1,099,477
Furniture, fixtures and equipment	1,356,565	1,150,637
	3,608,856	3,148,698
Less: Accumulated depreciation	1,683,159	1,430,860

	$1,925,697	$1,717,838

Depreciation expense was $432,123 and $229,678 in 2004 and 2003.

Rent expense was $825,512 and $404,093 in 2004 and 2003. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2005	$941,356
2006	933,934
2007	502,244
2008	430,280
2009	355,970
Thereafter	1,494,612
$4,658,396

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Acquired Identifiable Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization Accretion	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$1,028,587	$(185,307)	$200,000	$(30,550)

Aggregate amortization expense was $154,757 and $20,828 for 2004 and 2003.

Goodwill was $5,287,350 and $1,942,945 at December 31, 2004 and 2003 respectively. The $3,344,405 increase in goodwill in 2004 was attributable to the Gulf Bank transaction. There was no impairment of good will at December 31, 2004 or 2003.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Estimated amortization expense for each of the next five years:

2005	$166,942
2006	148,621
2007	130,207
2008	430,280
2009	93,381
$650,945

NOTE 6 – DEPOSITS

NOW, savings, and money market account deposits totaled $35,481,190 and $24,616,623 at December 31, 2004 and 2003.

Time deposits of $100,000 or more were $46,573,652 and $23,455,507 at year-end 2004 and 2003. There were $12,895,000 of broker deposits outstanding at December 31, 2004.

Scheduled maturities of all time deposits for the next five years were as follows.

2005	$62,531,827
2006	15,171,967
2007	6,698,396
2008	1,419,706
2009	623,725
$86,445,621

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $2,043,368 at year-end 2004.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003

Average daily balance during the year	$2,453,000	$2,441,000
Average interest rate during the year	0.73%	0.51%
Maximum month-end balance during the year	$2,466,000	$3,249,000
	1.68%	0.42%

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

In August 2004 the Bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time the Bank assumed $3.0 million of advances previously issued to Gulf Bank. The Bank had increased the outstanding borrowings from FHLB to $8.0 million at year end. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The details of FHLB borrowings at December 31, 2004 were as follows

Amount	Maturity Date	Interest Rate
$1,000,000	March 26, 2008	5.51%
2,000,000	March 7, 2005	7.44
3,000,000	December 10, 2007	3.59
2,000,000	December 8, 2008	3.87
$8,000,000

Federal funds purchased totaled $2,500,000 and $1,000,000 at December 31, 2004 and 2003.

NOTE 9 – INCOME TAXES

The Corporation recorded no current or deferred benefit for income taxes in 2004 and 2003 as a result of recording a valuation allowance in an amount equal to its net deferred tax assets.

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) due to the following.

	2004	2003
Federal statutory rate of 34% times financial statement loss	$(77,532)	$(150,503)
Effect of:
State taxes	—	—
Deferred tax valuation allowance	77,532	150,503
	$—	$—

Year-end deferred tax assets and liabilities were due to the following:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards (expires 2023)	$4,084,979	$4,092,726
Accrual to cash basis reporting for tax purposes	—	41,942
Allowance for loan losses	331,555	141,832
Unrealized loss on securities available for sale	47,800	49,800
Depreciation	119,078	108,346
Loan fee income	134,833	51,119
Other	50,287	55,150
Deferred tax liabilities:
Intangibles	(178,785)	(96,023)
Accrual to cash basis reporting for tax purposes	(70,923)	—
Net deferred tax asset	4,518,824	4,441,292
Valuation allowance for deferred tax assets	(4,518,824)	(4,441,292)
Net deferred tax asset after valuation allowance	$—	$—

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 9 – INCOME TAXES (Continued)

The Corporation has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance increased $77,532 during the year ended December 31, 2004 and increased by $150,503 during the year ended December 31, 2003. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2004 and 2003, because the results of operations do not provide sufficient evidence that the net operating losses available for carryforward will be utilized in the future.

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2004:

Expiring December 31,
2004	$480,000
2005	760,000
2006	526,000
2007	935,000
2008	905,000
2009	872,000
2010	898,000
2011	288,000
2012	844,000
2018	308,000
2019	591,000
2020	1,268,000
2021	1,416,000
2022	322,000
2023	442,000
$10,855,000

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are limited in the amount that may be used in any year.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 and 2003 were as follows.

	2004	2003

Beginning balance	$2,370,932	$3,036,217
New and renewed loans	695,000	777,875
Payments and renewals	(2,370,932)	(1,443,160)
Ending balance	$695,000	$2,370,932

Deposits from principal officers, directors, and their affiliates at year-end 2004 and 2003 were $1,564,900 and $1,101,912.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 11 – STOCK OPTIONS

The Corporation has granted stock options for the purchase of shares of common stock of the Corporation to directors, former directors, employees and select consultants of the Corporation under various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Corporation expire 10 years from the date of issue. All options available under the Plans have been issued.

A summary of the options for the purchase of common stock of the Corporation as of December 31, 2004 and 2003, and changes during the years then ended is presented below.

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	297,517	$2.18	133,917	$1.85
Granted	921,500	2.63	164,000	2.35
Exercised	(27)	3.75	—	—
Forfeited or expired	(42,967)	2.35	(400)	2.35
Outstanding at end of year	1,176,023	$2.59	297,517	$2.18
Options exercisable at year-end	141,800	$2.39	154,897	$1.63
Weighted average fair value of options granted during year		$2.39		$1.76

Options outstanding at year-end 2004 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.30-$2.00	57,104	6.5 years	$1.71	57,104	$0.98
$2.35	175,200	7.8	2.35	70,080	2.35
$2.63	921,500	9.0	2.63	—	2.63
$3.75	12,673	3.5	3.75	5,069	3.75
$6.25	9,546	1.0	6.25	9,546	6.25
Outstanding at year-end	1,176,023	8.6	2.59	141,800	2.41

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 12 – STOCK WARRANTS

As of December 31, 2004, the Corporation has issued outstanding warrants to purchase 6,889,050 shares of common stock, including Class A, B, C and D warrants.

Class A Warrants

An aggregate of 942,625 Class A warrants are outstanding as of December 31, 2004. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Corporation may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Corporation has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Corporation pays $4.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire no later than April, 2008.

Class B Warrants

An aggregate of 942,625 Class B warrants are outstanding as of December 31, 2004. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants will expire no later than April, 2006.

Class C Warrants

An aggregate of 180,000 Class C warrants are outstanding as of December 31, 2004. Each warrant entitles the holder to purchase 2.3 shares of common stock at an exercise price of $3.75 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Corporation may redeem the Class C warrants at any time if the following conditions have been satisfied: (i) the Corporation has registered for resale the common stock issuable upon exercise of the Class C warrants; (ii) the common stock, as publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Corporation pays $8.65 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class C warrants will expire no later than May 15, 2007.

Class D Warrants

An aggregate of 5,110,000 Class D warrants are outstanding as of December 31, 2004. Each Class D warrant entitles the holder to purchase one share of our common stock at an exercise price per share of $4.00. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. Our Class D warrants may be exercised at any time until May 13, 2009, at which time they will expire.

The Corporation has the right to redeem the Class D warrants issued in this offering at a redemption price of $0.50 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of our common stock equals or exceeds $5.60, for five consecutive trading days. If the Corporation calls the Class D warrants for redemption, they will be exercisable until the close of business on the business day next preceding the specified redemption date.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 12 – STOCK WARRANTS (Continued)

Other Warrants

An aggregate of 73,800 warrants have been issued to Franklin National Financial Group, LLC for compensation for certain private offerings of the Corporation’s common shares.

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Corporation has agreed with Bank regulators to keep the Bank well capitalized.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2004
Total Capital to risk weighted assets	$16,377	10.03%	$13,065	8.0%	$16,332	10.0%
Tier 1 Capital to risk weighted assets	14,699	9.00	6,533	4.0	9,799	6.0
Tier 1 Capital to average assets	14,699	8.37	6,868	4.0	8,585	5.0
2003
Total Capital to risk weighted assets	$8,200	10.67%	$6,149	8.0%	$7,686	10.0%
Tier 1 Capital to risk weighted assets	7,462	9.71	3,075	4.0	4,612	6.0
Tier 1 Capital to average assets	7,462	8.01	3,727	4.0	4,659	5.0

The holding company’s capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets	$16,474	10.09%	$13,065	8.0%
Tier 1 Capital to risk weighted assets	14,481	8.87	6,533	4.0
Tier 1 Capital to average assets	14,481	8.24	7,028	4.0

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2004	2003
Commitments to make loans - fixed	$319,891	$—
- variable	37,183,015	10,956,916
Standby Letters of credit	1,779,991	385,416
	$39,282,897	$11,342,332

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates ranging from 3.5% to 12.0% and maturities ranging from one year to three years.

Employment Agreements: The Corporation has employment agreements with the Chairman and the President of the Bank. Under terms of the agreement, the Corporation agreed to pay a base salary of $130,000 per year, to grant options, and to provide certain other benefits and compensation. The employment agreements also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The 2003 agreements were automatically renewed and the expirations were extended to December 31, 2004.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2004		2003
	Carry Amount	Fair Value	Carring Amount	Fair Value
Financial assets
Cash and due from financial institutions	$6,213,556	$6,213,556	$3,190,424	$3,190,424
Securities available for sale	5,625,361	5,625,361	7,883,131	7,883,131
Securities held to maturity	15,790,233	15,696,981	11,394,088	11,292,508
Loans, net	153,729,571	153,340,401	66,196,534	66,406,004
Federal Reserve Bank stock	610,050	610,050	294,750	294,750
Federal Home Loan Bank stock	548,100	548,100	—	—
Accrued interest receivable	604,053	604,053	257,310	257,310
Financial liabilities
Deposits	$(158,158,474)	$158,052,889	$(80,133,130)	$(80,188,346)
Federal funds purchased	(2,500,000)	(2,500,000)	(1,000,000)	(1,000,000)
Repurchase agreements	(1,257,119)	(1,257,119)	(2,436,584)	(2,436,584)
Federal Home Loan Bank advances	(8,000,000)	(8,000,000)	—	—
Accrued interest	(293,346)	(293,346)	(240,562)	(240,562)

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of PanAmerican Bancorp follows.

CONDENSED BALANCE SHEETS December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$178,289	$54,916
Investment in Bank subsidiary	20,625,593	9,738,018
Other assets	2,743	86,947

Total assets	$20,806,625	$9,879,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$60,515	$32,785
Shareholders’ equity	20,746,110	9,847,096

Total liabilities and shareholders’ equity	$20,806,625	$9,879,881

CONDENSED STATEMENTS OF INCOME December 31,
	2004	2003

Equity in net (income) loss of Bank Less:	$(134,238)	$143,293
Less:
Interest expense	24,835	3,958
Salaries and benefits	134,347	186,177
Other expense	203,091	109,227

Net loss	$(228,035)	$(442,655)

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2004	2003
Cash flows from operating activities
Net loss	$(228,035)	$(442,655)
Adjustments:
Equity in undistributed (income) loss of Bank	(134,238)	143,293
Change in other assets and other liabilities	115,096	(99,802)
Net cash from operating activities	(247,177)	(399,164)
Cash flows from investing activities
Investment in Bank	(10,753,337)	(1,919,563)
Net cash from investing activities	(10,753,337)	(1,919,563)
Cash flows from financing activities
Increase in note payable	1,000,000	—
Repayment of note payable	(1,000,000)	(250,000)
Issuance of preferred shares	3,095,000	—
Repayment of preferred shares	(2,785,000)	—
Proceeds from stock issue	10,937,611	2,347,696
Dividends paid	(123,724)	—
Net cash from financing activities	11,123,887	2,097,696
Net change in cash and cash equivalents	123,373	(221,031)
Beginning cash and cash equivalents	54,916	275,947
Ending cash and cash equivalents	$178,289	$54,916

NOTE 17 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2004	2003
Basic and diluted
Net loss	$(228,035)	$(442,655)
Less: dividends paid on preferred shares	(123,724)	—
Net loss attributable to common shareholders	$(351,759)	$(442,655)
Weighted average common shares outstanding	7,402,509	5,625,618
Basic and diluted earnings (loss) per common share	$(0.05)	$(0.08)

Stock options and stock warrants for 1,218,290 and 7,249,050 shares of common stock were not considered in computing diluted earnings per common share for 2004, and stock options and stock warrants for 283,417 and 2,373,050 shares of common stock were not considered in computing diluted earnings per common share for 2003, because they were antidilutive.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(27,609)	$(116,235)
Less: reclassification adjustments for gains (losses) later recognized in income	32,664	(21,788)
Net unrealized gains (losses)	5,055	(138,023)
Tax effect	(1,890)	50,130
Other comprehensive income (loss) before minority interest	3,165	(87,893)
Minority interest in other comprehensive (income) loss of subsidiary	(3)	182
Other comprehensive income (loss)	$3,162	$(87,711)

NOTE 19 – PURCHASE OF ASSETS AND ASSUMPTION OF SELECTED LIABILITIES OF GULF BANK

In order to expand its banking presence in Miami Dade County, the Bank executed the Gulf Bank Asset Purchase Agreement that closed on February 17, 2004 for $3.7 million. This transaction caused the transfer of all of Gulf Bank’s loans, totaling $42 million, to the Bank along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $500,000. The Bank assumed all of the deposits totaling $67 million of Gulf Bank and Federal Home Loan Bank Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank branches in Miami-Dade County, Florida.

The Bank accounted for the transaction as a business combination under the purchase accounting method. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Cash	$27,317
Loans, net of allowance for loan losses of $458,000	41,750
Fixed Assets	508
Goodwill	3,344
Core deposit intangible	828
Total assets acquired	73,747
Deposits	67,013
Federal Home Loan Bank borrowings	3,000
Total liabilities assumed	70,013
Net assets acquired	$3,734

The following table summarizes selected pro forma financial information but does not include amounts related to acquisition costs that were incurred to complete implementation of the acquisition.

The selected pro forma combined financial information, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

(Continued)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 19 – PURCHASE OF ASSETS AND LIABILITIES OF GULF BANK (Continued)

PANAMERICAN BANCORP, INC.

SELECT PROFORMA COMBINED FINANCIAL INFORMATION

	PanAmerican Bancorp the year ended December 31, 2004	Gulf for the period ended February 17, 2004		Acquisition Proforma Adjustments	Proforma PanAmerican for the year ended December 31, 2004
Net interest income	$6,519,437	$284,537		$(8)	$6,803,966
Net (loss) income	(228,035)	158,183	(1)	(8)	(69,860)
Basic and diluted earnings (loss) per share	(0.05)	—		—	(0.02)

———————

(1)

Includes Gulf Bank net gains on sales of securities of $184,000

	PanAmerican Bancorp the year ended December 31, 2003	Gulf for the period ended February 17, 2003	Acquisition Proforma Adjustments	Proforma PanAmerican for the year ended December 31, 2003
Net interest income	$3,735,430	$2,722,945	$(43,222)	$6,415,153
Net (loss) income	(442,655)	(139,663)	(1,131,553)	(2,923,871)
Basic and diluted earnings (loss) per share	(0.08)	—	—	(0.50)

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (Loss)	Basic	Fully Diluted
2004
First quarter	$1,565,332	$1,082,459	$(566,583)	$(0.10)	$(0.10)
Second quarter	2,059,873	1,483,586	(55,561)	(0.01)	(0.01)
Third quarter	2,378,823	1,817,218	158,684	0.00	(0.00)
Fourth quarter	2,844,562	2,136,174	235,425	0.03	0.03
2003
First quarter	$1,207,123	$888,499	$80,505)	$0.02	$0.02
Second quarter	1,182,331	906,148	(456,946)	(0.08)	(0.08)
Third quarter	1,250,074	940,270	106,714	0.02	0.02
Fourth quarter	1,292,939	1,000,513	(172,928)	(0.04)	(0.04)

NOTE 21 – SUBSEQUENT EVENTS (UNAUDITED)

On February 15, 2005 the Corporation engaged an investment banking firm, Brean Murray and Co., Inc. to act as the Company’s lead placement agent for a private offering of equity securities of the Corporation with a mandate to raise approximately $15 million. The transaction is expected to be completed in the second quarter of 2005.

On February 21, 2005 the Corporation engaged Franklin National Financial Group LLC to act as Non Exclusive Placement Agent for a private offering of equity securities of the Corporation with a mandate to raise approximately $3 million. The transaction is expected to be completed in the first quarter of 2005.

On February 23, 2005, the Corporation signed a Commitment Letter with International Bankers Bank of Orlando, Florida to borrow up to $2 million on a revolving credit basis over a two year period.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of December 31, 2004 an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp’s management, including our  Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of December 31, 2004. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in PanAmerican Bancorp’s internal controls or in other factors that could significantly affect its internal controls.

CHANGES IN INTERNAL CONTROLS.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses. Management has plans to apply additional resources to improve our internal control structure in 2005 to meet regulatory requirements (including Sarbanes-Oxley Act requirements).

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT: COMPANY OFFICERS AND DIRECTORS

Name	Term Expires	Age	Position	Position Since
James F. Partridge	2005	73	Chairman, Holding Corp.	April, 2000
Michael E. Golden	2005	60	Director, Chairman of the Bank	May, 2002
Hugo Castro	2006	61	Director, Bank President	April, 2000
Leonard F. Marinello	2006	63	Director	June, 2000
Nelson Famadas	2007	55	Director	May, 2002
Stephen L. Perrone	2007	61	Director	September, 2001
Alberto Valle	2005	66	Director	September, 2001

Each director is elected for a period of three years. The term of directorships are staggered as to expiration date, such that for the present board of directors, each year approximately one-third of the directorship is subject to re-election, providing for additional stability and continuity. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of the directors then remaining in office. Certain information with respect to the background of each director and the executive officers of the Company is set forth below.

James F. Partridge: Mr. Partridge is 73 years old and has been the Chairman of the Board of the Holding Company since April 2000 and is a Director of the Bank. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving since 1978. At present he serves as a Strategic Director on the Regional Board of Directors of Visa International and is Chairman of its Executive & Planning Committee. He joined the management of Visa International, as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific in 1978. His term expires on June 17, 2005.

Michael E. Golden: Michael E. Golden is 60 years old and is the President, Chief Executive Officer of the Holding Corporation and has been a Director of the Holding Company and Bank since May 2002. He is also the Chairman of the Bank. Mr. Golden has been in the investment banking /securities business for over 25 years. He was a Senior Vice President in sales and management at Smith Barney from 1979 to 1989. In 1989, he started a securities firm, First Colonial Securities Group, which grew nationwide to 25 offices and 200 retail brokers specializing in asset management and investment banking. The firm was responsible for numerous initial public offerings (“IPO”) in the commercial banking and industrial business. Golden was the Vice Chairman and Founder of Carnegie Bank of Princeton NJ in 1987 where his firm, First Colonial Securities Group, a member of the NASD, was the main underwriter of the IPO. First Colonial Securities Group served as an investment banker in the sale of Carnegie Bank. He was also on the board of the Boca Raton National Bank of Florida. In 1998, Mr. Golden participated int the purchase of Admiralty Bank of Palm Beach Garden and along with Bruce Mahon; they were the Chair and Vice Chair respectively. Mr. Golden’s firm, First Colonial Securities Group raised the initial capital of $8 million through a private placement offering and then did an initial public offering raising $13.3 million in September, 1998. Admiralty Bank grew from $45 million in assets in 1998, to over $500 million in less than four (4) years and was subsequently sold in 2002 to Royal Bank of Canada. Mr. Golden has also been on the board of other banks and industrial companies. Mr. Golden is currently Chairman of the Kid Academy, a child-learning center that he founded in 1997.

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

Hugo A. Castro: Mr. Castro is 61 years old and is the President, Chief Executive Officer and Director of the Bank, and is Chairman of the Bank’s Loan and Discount Committee. He also serves on the Board of Directors of PanAmerican Bancorp where he is a shareholder, and Corporate Secretary. Mr. Castro is a graduate of the School of Banking of the South at Louisiana State University, he holds a degree from Miami-Dade College, and attended La Salle University in Havana, Cuba in 1960 and 1961.

Mr. Castro is a career banker of 40 years. Until 1999, Mr. Castro served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida. He was an Executive Vice President with Totalbank in Miami, Florida from 1996 through 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, Miami, Florida, having joined Intercontinental upon the acquisition of Commercial Trust Bank, Miami, Florida in 1993. Mr. Castro was the President, Chief Executive Officer, Director, and a founding shareholder of Commercial Trust Bank, Miami, Florida from 1988 to 1993, following 20 years of service at Commercial Bank & Trust Company, where he served as Executive Vice President.

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

Leonard F. Marinello: Mr. Marinello is 63 years old and has served as a Director of the Bank and a Director of the Holding Company since June 2000. Mr. Marinello has been President and Chief Executive Officer of Allied Plating Supplies, Inc., a company engaged in the metal finishing business, from 1957 to the present, where he has been active in all phases of the business including domestic sales, international sales, manufacturing and finance. Mr. Marinello was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. During this time, he was an active member of that bank’s Loan and Audit Committees. Mr. Marinello has also served as a Director of several privately held companies, including Allied Plating Supplies, Inc. (Chairman), Arch Drain Block Co. (Chairman), Brick Oven Pizzaria and Royal Sport, Inc. Mr. Marinello is a graduate of the University of Miami, where he received a Bachelor’s degree in Finance. His term expires on June 17, 2006.

Nelson Famadas, Ph.D.: Dr. Famadas is 55 years old and been a Director and Vice Chairman of the Holding Company since May 2002 and is also a Director of the Bank. Dr. Famadas is also the Chairman of the Audit Committee of the Board of the Holding Corporation. Dr. Famadas serves on the boards of various civic and charitable organizations both in Puerto Rico and Florida. He is also a member of the board of a community-based home healthcare agency, as well as of two non-profit hospitals. He is presently an Adjunct Professor at Florida International University’s School of Business Administration, lecturing in Operations Management. Dr. Famadas is Chairman and CEO of Gables Holding Corporation, a real estate development company, with over $116 millions of projects under development. His term expires on June 8, 2007.

Stephen L. Perrone: Mr. Perrone is 61 years old and is a Director of the Bank and has been a Director of the Holding Company since September 2001. Mr. Perrone is also a member of the Audit Committee of the Board of Holding Company. Mr. Perrone is Founder and President of Brickell Bay Capital Group, a private investment firm, which was formed in 1996. Prior to this, Mr. Perrone was a Partner with the Law Offices of Shutts & Bowen in Miami, Florida where be began his law career in 1968. During his time as a Partner at Shutts & Bowen, Mr. Perrone was involved in corporate mergers and acquisitions, formation and structuring of investment vehicles for U.S. and non-U.S. investors and businesses and U.S. income and estate planning matters. Mr. Perrone is also a Certified Public Accountant, licensed in Florida. Mr. Perrone has been active in community affairs, having been past president of the Miami Downtown Lions Club, and the Coral Gables South Miami Khoury Baseball League, where he was active for twelve years. He was a founding member and still is on the Board of the Archdiocese of Miami Education Foundation. He has also served on the Boards of Gulliver Schools and the Miami City Ballet. His term expires on June 8, 2007.

Alberto Valle: Mr. Valle is 66 years old and is a Director of the Bank and has been a Director of the Holding Company since September 2001. Mr. Valle is also a member of the Audit Committee of the Board of the Holding Company, and is a Member of the Bank’s Loan & Discount Committee, Asset/Liability & Investment Committee, and the Audit & Examining Committee. Mr. Valle attended the Havana Institute in Havana, Cuba, where he received his Bachelor in Science. He has been employed with BMC Investments, and Athlone of Florida, Inc., since 1987, where he is responsible for the direct supervision of the construction and administration of new developments in Stuart, Florida, real estate holdings in Palm Beach County, and related corporations. Mr. Valle was a Director of Commercial Trust Bank from 1988 to 1993, when it was sold. He also served as Vice President and Lending Officer for Commercial Bank and Trust from 1985 to 1988. His term expires on June 17, 2005.

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

Based solely on review of the copies of Section 16(a) reports furnished to the Company, the Company believes that none of the foregoing persons failed to file during 2004 on a timely basis, as disclosed in those forms, reports required to be filed by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF MANAGEMENT

The following Table shows information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 2004, 2003, and 2002. The table includes information on the Company Director and the former Bank Regional President Palm Beach County, Philip C. Modder, and the Company Director and Bank’s President and CEO Hugo A. Castro, (collectively, the “Named Executive Officers”).

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Other Annual Compensation (1)	Securities Underlying Options / SARs (#)	LTIP Layouts	Other Compensation (2)
Michael E. Golden	2004	130,000	10,800	150,000	—	5,000
Director, President and Chief	2003	125,000	11,400	19,000
Executive Officer of the Holding Corp.	2002	—	—	—	—	—
Hugo A. Castro	2004	$130,000	10,800	25,000	—	5,000
Director, President and CEO of	2003	$125,000	11,400	19,000	—	—
PanAmerican Bank	2002	$125,000		—	—	—
Philip C. Modder, Former	2003	$125,000
Director and Regional President, Palm	2002	$125,000
Beach County of PanAmerican Bank

———————

(1)

Includes automobile allowances.

(2)

Bonus payment

The following table shows information concerning options granted to Named Executive Officers during the fiscal year ended December 31, 2004.

Option / SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SAR’s Granted	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Michael E. Golden	150,000	34%	2.63	2014
Hugo A. Castro	25,000	6%	2.63	2014

The following table shows information concerning option exercises and year-end option values for options held by the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option SAR Values (Vested Portion only)

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-End	Value of Unexercised In-the-Money Options/SAR’s at FY-End (1)
Michael E. Golden	—	$ —	3,800	$ 6,384 (2)
Hugo A. Castro	—	$ —	23,800	$ 51,984 (3)

———————

(1)

Based on the closing market value of the Corporations common stock on December 31, 2004 of $4.03.

(2)

Average option exercise price was $2.35 per share.

(3)

Average option exercise price was $1.82 per share.

EMPLOYMENT AGREEMENTS

Michael E. Golden has an Employment Agreement with the Holding Company dated January 1, 2003 which terms do not expire unless either party notifies the other, sixty days prior to the ending date. Mr. Golden’s Employment Agreement provides that he will receive: a minimum base salary of $130,000; health, hospitalization, and disability benefits; an automobile allowance; and participation in an executive incentive bonus plan.

Hugo A. Castro’s Employment Agreement with the Bank dated January 1, 2003 which terms do not expire unless either party notifies the other, sixty days prior to the ending date. Mr. Castro’s Employment Agreement provides that he will receive: a minimum base salary of $130,000; health, hospitalization, and disability benefits; an automobile allowance; and participation in an executive incentive bonus plan.

COMPENSATION OF DIRECTORS

In 2004 the Company did not compensate any of its directors for their services to the Company as directors, although it commenced to do so for non-officer directors in 2005. The Company may reimburse its directors for their costs incurred for attending meetings of the Board of Directors. The Board has created a Compensation Committee which will be responsible for negotiating any future Employment Agreements, their amendments, stock option plans, 401-K’s, and other compensation agreements for executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2004, by each person known by the Company to be the beneficial owner of more than five percent of all Classes of the Company’s voting securities.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding Shares
First Bancorp 1519 Ponce de Leon Ave San Juan, PR 00908 (1)	629,491	7.5%
Martin & Edith Stein 21331 Greenwood Ct. Boca Raton FL 33433	551,449	6.6%
Pequot Capital Management 500 Nyala Farm Road Westport, CT 06880 (2)	471,053	5.6%

———————

(1)

First Bancorp holds 131,425 Class A, 131,425 Class B and 250,000 Class D warrants to purchase common shares of the corporation that are exercisable within sixty days but are not included in the above totals.

(2)

Pequot Capital Management holds 800,000 Class D warrants that are exercisable within sixty days but are not included in the above totals

The following table sets forth information concerning the beneficial ownership of the Company’s Common Stock beneficially owned by each director of the Company, by each executive officer of the Company named in the compensation table, and by all directors and executive officers of the Company as a group, as of December 31, 2004.

Name (1)	Shares of Common Stock	Percent of Class
Hugo A. Castro	175,015	2.1%
Nelson Famadas (2)	212,088	2.5%
Michael E. Golden (3)	146,000	1.7%
Leonard F. Marinello (4)	172,306	1.8%
James F. Partridge (5)	184,948	2.2%
Stephen L. Perrone (6)	346,292	4.1%
Alberto Valle (7)	374,382	4.5%
All directors & executive officers as a group: 7 persons (8)	1,611,031	19.2%

———————

(1)

The business address of each of the persons identified above is at PanAmerican Bancorp, 3400 Coral Way, Miami, Florida 33145.

(2)

Number of shares includes 37,943 shares owned by Mr. Famadas’s wife and options to purchase 22,670 shares that are exercisable within sixty days.

(3)

Number of shares includes options to purchase 7,600 shares that are exercisable within sixty days.

(4)

Number of shares includes options to purchase 22,170 shares that are exercisable within sixty days.

(5)

Number of shares includes options to purchase 21,940 shares that are exercisable within sixty days.

(6)

Number for shares includes 124,428 shares held by a limited partnership, 76,315 held by a corporation and 63,400 shares held by a limited liability company with respect to which Mr. Perrone has sole voting power and shared investment power, 15,714 shares held in a corporation for which Mr. Perrone has sole ownership and options to purchase 19,150 shares that are exercisable within sixty days.

(7)

Number of shares includes options to purchase 22,740 shares that are exercisable within sixty days.

(8)

Except as otherwise indicated above, the directors and officers own these shares directly.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christine Golden, the past spouse of PanAmerican CEO and President, Michael Golden, is the sole owner of the issued and outstanding shares of Franklin National Financial Holding, LLC, which is the parent company of Franklin National Financial Group, LLC, a registered securities broker-dealer. Franklin National Financial Group, LLC, on August 15, 2003, entered into a Networking Arrangement with the Holding Company and the Bank for Franklin National Financial Group, LLC to provide securities broker-dealer services to Bank customers at the Bank’s branches, and for the Bank to receive a fee from this arrangement. According to the Networking Arrangement, Franklin National Financial Group, LLC, will pay the Bank a fee for utilizing Bank space at its branches. Franklin National Financial Group, LLC will be permitted to advertise its broker-dealer services at the Bank’s branches and enter into agreements with customers for brokerage services. The Bank sampled rents from other similar arrangements to determine the rent to be charged Franklin National Financial Group, LLC. Members of our Board were aware of the relationship between Michael Golden, and his wife’s broker-dealer, Franklin National

Financial Group, LLC, and consented to the arrangement. The Board took no further steps in this matter. The Bank will not be involved in the brokerage relationship between its customers and Franklin National Financial Group, LLC nor will the Bank receive any compensation or fee for brokerage transactions or services provided by Franklin National Financial Group, LLC. The arrangement between the Bank and Franklin National Financial Group, LLC will be in compliance with the rules of the SEC for such bank-securities brokerage affiliations.

PanAmerican currently extends two credit accommodations to an entity related to a director in the aggregate amount of $695,000. The loan is secured by real estate. The loans are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

On January 26, 2004, to facilitate the Gulf Bank transaction, and upon the approval of our Board of Directors, certain directors purchased our Series A preferred shares at $1,000 per share in a private offering totaling $3.1 million. The preferred shares have all been redeemed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

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

4.1

Stock Certificate for Common Stock (6)

10.1

Asset Purchase Agreement between PanAmerican Bank and Gulf Bank dated October 9, 2003.

10.2

Executive Employment Agreement dated January 1, 2003 between Hugo Castro and PanAmerican Bank.

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

a.	2003	$60,500.00
b.	2004	$80,000.00

(2)

Audit-Related Fees

During the last two fiscal years the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit and review of our financial statements not reported in Section 1 above are as follows:

a.	2003	$	N/A
b.	2004	$	N/A

(3)

Tax Fees

During the last two fiscal years the aggregate fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning are as follows:

a.	2003	$12,350
b.	2004	$8,500

The nature of the services comprising the fees are tax planning and tax filing.

(4)

All Other Fees

During the last two fiscal years the aggregate fees for products and services provided by the principal accountant, except those stated in sections 1-3 above, are as follows:

a.	2003	$81,430
b.	2004	$70,704

(5)

Audit Committee

(i)

Our Audit Committee’s pre-approval policies and procedures are as follows:

Crowe Chizek, who performed audit services for us in 2003 and 2004, including an examination of the consolidated financial statements and services related to filings with the Securities and Exchange Commission, has served as our accountants since 2002. Crowe Chizek performed all of its services in 2004 at customary rates and terms.

The Audit Committee approves in advance all services to be performed by the Company’s independent auditors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Audit Committee Chair whose action shall be considered to be that of the entire Committee. Under SEC rules, pre-approval shall not be required for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitute no more than 5% of the total amount of revenues paid by the Company to the auditors during the fiscal year in which the non-audit services are provided, (2) such services were not recognized by the Company at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. No services were provided by Crowe Chizek and Company LLC pursuant to these exceptions in the 2004 fiscal year.

(ii)

The following represents the percentage of services described in Sections 2-4 above that were approved by our Audit Committee:

3.	a.	2003	8%
	b.	2004	100%

4.	a.	2003	53%
	b.	2004	100%

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

By:	s/ MICHAEL E. GOLDEN
Name: Michael E. Golden Title: Chief Executive Officer

March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date

(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March, 16, 2005
Michael E. Golden

(ii) Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	March, 16, 2005
Robert L. Nichols

(iii) Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March, 16, 2005
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March, 16, 2005
Michael E. Golden

/s/ HUGO A. CASTRO	Director	March, 16, 2005
Hugo A. Castro

/s/ NELSON FAMADAS	Director	March, 16, 2005
Nelson Famadas

/s/ LEONARD F. MARINELLO	Director	March, 16, 2005
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	March, 16, 2005
Stephen L. Perrone

/s/ ALBERTO VALLE	Director	March, 16, 2005
Alberto Valle