Form 10QSB
period 2005-03-31
PANAMERICAN BANCORP
filed 2005-05-06
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005:

Common Stock 9,992,939 shares

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and due from financial institutions	$5,078,615	$6,213,556
Federal funds sold	5,170,000	—
Total Cash and cash equivalents	10,248,615	6,213,556
Securities available for sale	5,288,432	5,625,361
Securities held to maturity (fair value 2005 - $15,346,453, 2004 - $15,696,981)	15,678,008	15,790,233
Loans (net of allowance of $1,848,611 in 2005 and $1,678,191 in 2004)	166,794,077	153,729,571
Federal Reserve Bank Stock	610,050	610,050
Federal Home Loan Bank Stock	1,193,000	548,100
Premises and equipment	1,964,038	1,925,697
Accrued interest receivable	694,451	604,053
Goodwill and other identified intangibles	5,881,550	5,892,060
Other assets	535,005	528,335
Total assets	$208,887,226	$191,467,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$39,983,002	$36,231,663
Interest bearing	122,763,688	121,926,811
Total deposits	162,746,690	158,158,474
Federal funds purchased	—	2,500,000
Repurchase agreements	493,754	1,257,119
Federal Home Loan Bank advances	18,000,000	8,000,000
Accrued expense and other liabilities	988,997	781,578
Total liabilities	182,229,441	170,697,171

Minority interest	24,312	23,735

Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; Issued and outstanding, 2005 – none; 2004– 315	—	315,000
Common stock, $.01 par value; 20,000,000 shares authorized; Issued and outstanding, 2005 – 9,992,939 shares, 2004 - 8,372,126 shares	327,254	311,394
Capital surplus	34,663,283	29,001,264
Accumulated deficit	(8,212,592)	(8,800,189)
Accumulated other comprehensive (loss)	(144,472)	(81,359)
Total shareholders’ equity	26,633,473	20,746,110
Total liabilities and shareholders’ equity	$208,887,226	$191,467,016

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31 2005 and 2004

	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$2,930,506	$1,379,842
Securities	228,515	156,090
Federal funds sold and other	47,780	29,400
	3,206,801	1,565,332
Interest expense:
Deposits	737,241	412,449
Other	166,279	70,424
	903,520	482,873

Net interest income before provision for loan losses	2,303,281	1,082,459
Provision for loan losses	143,000	579,000

Net interest income after provision for loan losses	2,160,281	503,459

Non-interest income:
Service charges on deposit accounts	294,540	201,747
Net gains (losses) on sales of securities	7,930	(32,664)
Other	—	7,773
	302,470	176,856

Non-interest expenses:
Salaries and employee benefits	917,724	561,310
Occupancy and equipment	379,805	245,228
Data and item processing	112,493	119,498
Professional fees	169,879	58,370
Insurance	37,119	63,146
Other	243,132	199,790
	1,860,152	1,247,342

Income (loss) before taxes and minority interest	602,599	(567,027)

Income tax expense	—	—

Minority interest in net (income) loss of subsidiary	(641)	444

Net income (loss)	$601,958	$(566,583)

Basic earnings (loss) per share	$0.07	$(0.10)

Diluted earnings (loss) per share	0.06	(0.10)

Weighted average number of common shares, basic	8,596,529	5,892,126
Weighted average number of common shares, diluted	9,188,955	5,892,126

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2005 and 2004

	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$1,058,199	$(634,196)

Cash flows from investing activities:
Sales of available for sale securities	243,276	—
Purchases of available for sale securities	—	2,519,334
Maturities and pay-downs of available for sale securities	1,370	3,968
Purchases of held to maturity securities	—	—
Maturities and pay-downs of held to maturity securities	99,077	105,540
Purchase of assets and assumption of liabilities of Gulf Bank	—	23,583,212
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(644,900)	—
Loan originations, net	(13,207,506)	(2,205,327)
Purchase of premises and equipment	(187,826)	(5,473)
Net cash (used in) provided by investing activities	(13,696,509)	24,001,254

Cash flows from financing activities:
Net (decrease) in federal funds purchased and securities sold under repurchase agreements	(3,263,365)	(988,832)
Net change in Federal Home Loan Bank Advances and other borrowings	10,000,000	1,852,500
Net increase (decrease) in deposits	4,588,216	(2,654,174)
Net proceeds from issuance of stock	5,677,879	3,095,000
Preferred share dividends	(14,361)	—
Redemption of preferred shares	(315,000)	—
Net cash provided by financing activities	16,673,369	1,304,494

Net change in cash and cash and equivalents	4,035,059	24,671,552

Cash and cash equivalents at beginning of period	6,213,556	3,190,424

Cash and cash equivalents at end of period	$10,248,615	$27,861,976

Supplemental cash flow information:
Interest paid	$820,356	$343,000

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2005 and 2004

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive income:
Net income (loss)	—	—	—	—	(566,583)	—	(566,583)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	39,804	39,804
Total comprehensive income (loss)	—			—			(526,779)
Issuance of 3,100 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000

Balance at March 31, 2004	$3,100,000	$294,593	$19,080,454	$(1,000,000)	$(9,015,013)	$(44,717)	$12,415,317

Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$—	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive loss:
Net income	—	—	—	—	601,958	—	601,958
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(63,113)	(63,113)
Total comprehensive income (loss)							538,845
Issuance of 1,586,000 shares of common stock	—	15,860	5,662,019	—	—	—	5,677,879
Redemption of 315 shares of preferred stock	(315,000)						(315,000)
Dividends paid on preferred shares					(14,361)		(14,361)
Balance at March 31, 2005	$—	$327,254	$34,663,283	$—	$(8,212,592)	$(144,472)	$26,633,473

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

	Three Months Ended March 31,
	2005	2004

Net income (loss) as reported	$601,958	$(566,583)
Deduct:
Dividends paid on preferred shares	(14,361)	—
Stock-based compensation expense determined under fair value based method	(490,800)	(103,118)
Pro forma net income	$96,797	$(669,701)
Basic earnings per share as reported	$0.07	$(0.10)
Diluted earnings per share as reported	$0.06	$(0.10)
Pro forma basic and diluted earnings per share	$0.01	$(0.11)

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the three month periods ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 3. Analysis of Allowance for Loan Losses

	Three months ended March 31,
	2005	2004

Balance, beginning of year	$1,678,191	$738,147
Total charge-offs	—	(590,449)
Recoveries	27,420	28,302
Acquisition related adjustment	—	458,000
Provision for loan losses	143,000	579,000
Allowance balance at end of period	$1,848,611	$1,213,000

Gross loans	$168,642,688	$111,205,321
Allowance to total loans and discount	1.10%	1.09%
Impaired loans	$2,028,242	$1,358,692

Impaired loans were as follows:

	March 31, 2005	December 31, 2004

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,028,242	2,057,250
Impaired loans at end of period	$2,028,242	$2,057,250
Amount of the allowance for loan losses allocated	$110,889	$84,296

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. All nonperforming loans are considered impaired. The following table sets forth information with respect to nonperforming loans identified by the Company at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	148,532	141,208
Total nonperforming loans	$148,532	$141,208

Note 4. Capital Adequacy

At March 31, 2005, the Bank’s total risk-weighted capital ratio was 12.05%, the Tier I risk-weighted capital ratio was 11.04% and the Tier I leveraged capital ratio was 10.24%. Based upon these ratios, the Bank is considered to be well capitalized. The Bank’s ratios at March 31, 2005 and December 31, 2004 are listed below.

March 31, 2005	Bank March 31, 2005	Bank December 31, 2004	Adequately Capitalized	Well Captialized

Total risk-based ratio	12.05%	10.03%	8.0%	10.0%

Tier 1 risk-based ratio	11.04%	9.00%	4.0%	6.0%

Tier 1 leverage ratio	10.24%	8.37%	4.0%	5.0%

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 5. Basic and Diluted Earnings (Loss) Per Share

The following tables summarize the computation of basic and diluted earnings (loss) per share attributable to common shareholders.

Basic	Three Months Ended March 31,
	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$601,958	$(566,583)
Less: dividends declared on preferred shares	(14,361)	—
Net Income (loss) attributable to common shareholders	587,597	(566,583)

Weighted average shares outstanding, basic	8,596,529	5,892,126
Basic earnings (loss) per share	$0.07	$(0.10)

Diluted	Three Months Ended March 31,
	2005	2004

Diluted earnings (loss) per share:
Net income (loss)	$601,958	$(566,583)
Less: dividends declared on preferred shares	(14,361)	—
Net Income (loss) attributable to common shareholders	587,597	(566,583)

Weighted average shares outstanding, diluted	9,188,955	5,892,126
Diluted earnings (loss) per share	$0.06	$(0.10)

The dilution of 592,426 weighted average shares outstanding in 2005 (none in 2004) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Note 6. Contingency

On May 12, 2004 Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20. This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. The plaintiffs have amended their complaint and PanAmerican Bank believes that the claim has no merit and it intends to defend the litigation. PanAmerican Bank has moved to dismiss the amended complaint. This motion is set for a hearing in June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company and its subsidiary PanAmerican Bank (“Bank”) for the three month period ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

We test goodwill and other intangible assets for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2004, (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets or liabilities may result in a significant impairment of goodwill.

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

GENERAL

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. We operate seven full service bank branches in these Counties. The Company has grown significantly due in recent years due to mergers with PanAmerican Bank in December 2001 and the acquisition of certain assets, and assumption of certain liabilities, of Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of high-quality commercial loan products, by competitively pricing deposits products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

As of March 31, 2005, the Company had total assets of $208.9 million, loans of $166.8 million, deposits of $162.7 million and shareholders’ equity of $26.6 million.

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

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset our operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to that interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by our net interest income plus non-interest income is in excess of our operating expenses and loan loss reserves, we should be operating profitably. Non-interest income consists primarily of service charges and fees on deposit accounts. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

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

•

Increase capital base to support growth initiatives.

Operating Strategy

Focus on increasing net loans. Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate.  We are increasing our efforts to develop new business relationships and have increased our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing up to $6 million.  Our legal lending limit was $6.4 million as of March 31, 2005. In addition we share participation in loans with other banks for loans generated that exceed our legal lending limit.

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

Increase our capital base to support business growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. In March 2005, the Company completed a private offering of equity securities that increased its capital base by net proceeds of approximately $5.7 million. In addition the Company is in process of completing a private offering of equity securities that is expected to increase its capital base by approximately net proceeds of $14 million. This offering is expected to be completed in the second quarter of 2005.

LIQUIDITY

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of our total transaction accounts plus 8% of our total time deposits. Liquid assets include cash, items due from Federal Reserve, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at March 31, 2005 and December 31, 2004 exceeded the regulatory requirements. We have never been subject to monetary penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Items considered when managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needed to manage efficient operations. This is continuously evaluated as part of the Bank’s asset/liability management process. Historically, the Company has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at March 31, 2005 included $10.2 million in cash and cash equivalents, $5.3 million in available-for-sale investments, for a total of $15.5 million to meet immediate liquidity requirements. This compares to a total of $11.8 million at December 31, 2004.

In August 2004, the Bank became a member of the Federal Home Loan Bank, Atlanta. This relationship provides additional flexibility to the Bank to expand its sources of funding to meet operational requirements. In addition the Bank maintains an unsecured line of credit of $2.5 million and the Company maintains a $2 million revolving credit line, each with International Bankers Bank to meet interim liquidity needs.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2004 TO MARCH 31, 2005

FINANCIAL CONDITION

Total assets increased by $17.4 million, or 9%, to $208.9 million at March 31, 2005 from $191.5 million at December 31, 2004.

Net loans receivable increased by $13.1 million or 8%, to $166.8 million at March 31, 2005, from $153.7 million at December 31, 2004. The increase in these earning assets was the result of net loan originations in the quarter.

The securities portfolio and cash increased by $3.6 million to $31.2 million at March 31, 2005 from $27.6 million at December 31, 2004. The growth was due to increased levels of Federal Funds sold to finance expected loan growth.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $1.8 million at March 31, 2005, and which when analyzed by Management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local, regional and national economy as well as components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accrual loans, classified assets, nonperforming assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

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

During the three months ended March 31, 2005, Management made a $143,000 provision for loan losses, primarily to provide for new loans added to the portfolio. During this period there were no loans charged off. The provision was partially offset by recoveries totaling $27,000, resulting in a $1.8 million allowance for loan losses at March 31, 2005.

The Bank’s impaired assets were $2.0 million at March 31, 2005, or 1.20% of total gross loans. This is comparable to $2.1 million at December 31, 2004, or 1.85% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)

Impaired loans and discount	$2,028	$2,057
Other real estate owned and repossessions	—	—
Total impaired and other	$2,028	$2,057

Percent impaired and other/total loans	1.20%	1.85%

Gross loans	$168,643	$155,408

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. All nonperforming loans are considered to be impaired.  The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)

Non-accrual loans:
Real estate	$20	$20
Commercial and consumer	116	121
Consumer	13	—
Accrual loans:
Commercial	—	—
Installment	—	—
Restructured loans	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$149	$141

Total nonperforming assets have increased in 2005 from December 31, 2004 by $8,000. In Management's best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $11.5 million, or 7%, to $182.2 million at March 31, 2005 from $170.7 million at December 31, 2004. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $162.7 million at March 31, 2005 from $158.2 million at December 31, 2004. The 3% increase reflected general business growth.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These vary by location, as the Miami and Boca Raton branches are located in mixed communities of business and residential. The Hollywood branch is more focused on personal banking, with a retirement community and a large family country club community in the immediate vicinity of the office. There are also large commercial facilities nearby. These factors play an important role in the Bank’s activity and performance in meeting the deposit and credit needs of the community. Checking accounts represent an important composition of the deposit mix and the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	March 31, 2005	December 31, 2004
	(In thousands)

NOW accounts	$7,742	$9,542
Money market accounts	23,598	21,029
Savings accounts	5,971	4,910
Certificates of deposit under $100,000	40,142	40,183
Certificates of deposit $100,000 and more	45,311	46,263
Total interest-bearing deposits	122,764	121,927
Non-interest bearing deposits	39,983	36,231
Total deposits	$162,747	$158,158

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings totaled $18.0 million at March 31, 2005, compared to $8.0 million at December 31, 2004. This increase of $10.0 million or 125% relates to greater use of this borrowing facility to fund loan growth.

CAPITAL

The Company’s total shareholders’ equity was $26.6 million at March 31, 2005, an increase of $5.9 million, or 28%, from $20.7 million at December 31, 2004. The increase was due primarily to the issuance of net proceeds of $5.7 million from a private placement offering of equity securities and from earnings of $602,000. This was partially offset by redemption of $315,000 of preferred shares in the period.

The Company and the Bank are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that includes quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors.

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

At March 31, 2005, the Bank’s total risk-weighted capital ratio was 12.05%, the Tier I risk-weighted capital ratio was 11.04% and the Tier I leveraged capital ratio was 10.24%. Based upon these ratios, the Bank is considered to be well capitalized. The Bank’s ratios at March 31, 2005 and December 31, 2004 are listed below.

Bank Capital Ratios	March 31 2005	December 31, 2004	Adequate	Well Capitalized

Total risk-weighted capital	12.05%	10.03%	>8%	>10%
Tier 1 risk-weighted capital	11.04%	9.00%	>4%	>6%
Tier 1 leverage capital	10.24%	8.37%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS

The Company reported net income of $601,958 for the quarter ended March 31, 2005 compared to a net loss of $566,583 for the quarter ended March 31, 2004.  Basic and diluted earnings per share from continuing operations were $0.07 and $0.06 for the three months ended March 31, 2005 after a $14,361 dividend on preferred stock. Basic and diluted loss per share was $0.10 for the three months ended March 31, 2004.

The change in first quarter results from 2004 to 2005 is due to a number of components including significant growth of the Bank and a reduction in the provision for loan losses, as more fully discussed below in the results of operations for the three month period ended March 31, 2005 and 2004.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2005 was $2.3 million compared to $1.1 million for the three months ended March 31, 2004, an increase of $1.2 million or 109%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three month periods ended March 31,
	2005			2004
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$22,359	$229	4.09%	$17,205	$156	3.63%
Federal funds sold and other	7,839	48	2.44	11,296	29	1.04
Loans:
Commercial loans (2)	28,532	540	7.57	23,448	367	6.26
Commercial mortgage loans (2)	115,976	2,155	7.43	52,849	854	6.47
Consumer loans(2)	1,571	27	6.93	2,391	37	6.11
Residential mortgage loans (2)	10,788	180	6.70	6,855	96	5.60
Home equity and other loans (2)	1,528	28	7.22	2,160	26	4.75
Total loans	158,395	2,930	7.40	87,703	1,380	6.29
Total interest earning assets	188,593	3,207	6.80	116,204	1,565	5.39
Non-interest earning assets	14,881			15,210
Total	$203,474			$131,414
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$30,016	99	1.32	$23,320	57	0.98
Savings accounts	5,014	13	1.06	4,366	10	0.88
Certificates of deposit	88,121	625	2.84	59,317	346	2.33
Total interest-bearing deposits	123,251	737	2.39	87,003	413	1.90
Federal funds purchased and securities sold under repurchase agreement	1,005	5	1.97	5,112	70	5.51
Federal Home Loan bank Advances	15,867	162	4.07	—	—
Total interest bearing liabilities	140,123	904	2.58	92,115	483	2.10
Non-interest bearing liabilities	41,392			28,151
Shareholders' equity	21,959			11,148
Total	$203,474			$131,414
Net Interest income and yield on net interest-earning assets		$2,303	4.88%		$1,082	3.72%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $91,000 or 49% to $276,000 for the three month period ended March 31, 2005 from $185,000 for the three month period ended March 31, 2004, due primarily to a $1.7 million, or 6% increase in average volume of investments during the period and due to a 106 basis point increase in yield from 2004.

Interest and fees on loans increased by $1.6 million, or 112% in the three months ended March 31, 2005, compared to the same period in 2004. The increase in loan income resulted from an increase in total average loan balances outstanding of $70.7 million from $87.7 million for the three months ended March 31, 2004 to $158.4 million for the same period in 2005. The average balance increase was primarily due to strong loan origination throughout 2004 and 2005. These volume increases were further enhanced by higher interest yields of 111 basis points on a year over year basis. The yield on interest-earning assets was 6.80% for the 2005 period, a 141 basis point increase from 5.39% for the 2004 period. The Bank has begun to experience the impact of rising interest rates in the latter half of 2004 and into 2005.

Total interest expense increased $421,000, or 87% to $904,000 for the three months ended March 31, 2005 as compared to $483,000 for the three months ended March 31, 2004. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $36 million or 42%, to $123.3 million for the three months ending March 31, 2005 from $87.1 million for the same period in 2004. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 49 basis points on a year over year basis.  In addition, other average borrowings increased to $11.8 million for the 2005 period as compared to $5.1 million for 2004. This increase is primarily due to increased Federal Home Loan Bank advances totaling $15.0 million over the period.

NONINTEREST INCOME

Total non-interest income increased $125,000, or 71% to $302,000 for the three months ended March 31, 2005 from $177,000 for the three months ended March 31, 2004. This increase was primarily the result of an increased fees on deposit accounts and other customer fees on the larger customer base of the Bank in 2005.

NONINTEREST EXPENSE

Total non-interest expense for the three month period increased by $613,000, or 49% to $1.9 million for the March 2005 period from $1.2 million for the 2004 period. The increase was primarily due to the increased size of the Bank in 2005.

The increase over the previous year is partially due to a $356,000, or 63% increase in salaries and employee benefits for the 2005 period compared to the 2004 period due primarily to increases in staffing. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.

Occupancy and equipment expenses were $380,000 for the 2005 period compared to $245,000 for the 2004 period. This increased cost is primarily due to rent and depreciation expenses for four new branch locations.

Other expenses increased $122,000 to $563,000 for the 2005 period as compared to $441,000 for 2004. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Professional fees are higher in 2005 by $112,000 or 191% due to a wider range of services covered for expanded loan, compliance and general corporate matters and this trend is expected to continue throughout 2005.

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

Management determined a provision totaling $143,000 was needed for the three months ending March 31, 2005, due to new loan business booked in the quarter. The provision for the 2004 period was $579,000 and included a write off related to a product line that is no longer offered by the Bank.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that Management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the three months ended March 31, 2005 and 2004 because there was not sufficient assurance currently that losses generated would be utilized in the future.

Item 3 - Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of PanAmerican Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, reasonably effective as of March 31, 2005. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses. Management has plans to apply additional resources to improve our internal control structure during 2005 to meet regulatory requirements (including Sarbanes-Oxley Act requirements).

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On May 12, 2004 Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20. This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. The plaintiffs have amended their complaint and PanAmerican Bank believes that the claim has no merit and it intends to defend the litigation. PanAmerican Bank has moved to dismiss the amended complaint. This motion is set for a hearing in June, 2005.

Item 2. Changes in Securities and Use of Proceeds

On January 26, 2004, we issued 3,100 shares of our Series A preferred shares, in a private offering, for a total capital contribution of $3.1 million. Each Series A preferred share provides for an 8% per year noncumulative cash dividend, payable semi-annually, at $1,000 per share par value. The Series A preferred shares were exempt from registration pursuant to Regulation D, Section 506, of the Rules of the SEC. The Series A preferred shares may not be redeemed by the shareholders and may be called by us upon regulatory approval. The Company has received regulatory approval to redeem the Series A preferred shares. The Series A preferred shares provide for a liquidation preference in the event of our liquidation. The Series A preferred shares do not have voting rights, except as required by Delaware law. On March 9, 2005 315 Series A preferred shares were redeemed at par for a cost of $315,000. In addition on March 9, 2005 $14,361 of dividends were paid on the Series A preferred shares.

During March 2005, the Company completed a private offering of 1,586,000 units at a price of $4.00 per unit. Each unit consisted of one common share and one Class E common stock purchase warrants. Collectively the Company received net proceeds of $5.7 million from this unit offering. This capital increase has primarily been used to fund the growth of the Bank’s operations and to redeem the remaining preferred shares outstanding as noted above.

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

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this report:

On April 12, 2005, we filed a Form 8-k which disclosed the unaudited financial results for the quarter ended March 31, 2005.

On March 30, 2005, the Company filed an amended Form 8-K which disclosed the completion of a private offering of units, each unit consisting of one share of common stock and one E Class Warrant. The E Class Warrants are for a five year term and provide the holder with the right to purchase one share of common stock at $4.25. The offering price of each unit was $4.00. The offering was a private offering pursuant to SEC Rule 506 of Regulation D.

On February 3, 2005, we filed a Form 8-k which disclosed the unaudited financial results for the year ended December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

May 6, 2005	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature	Title	Date
(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	May 6, 2005
Michael E. Golden

(ii) Principal Accounting and Financial Officer

/s/ ROBERT NICHOLS	Senior Vice President and Chief Financial Officer	May 6, 2005
Robert Nichols