Form 10QSB
period 2005-06-30
PANAMERICAN BANCORP
filed 2005-08-15
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-22911

_______________

PANAMERICAN BANCORP

(Exact name of small business issuer as specified in its charter)

_______________

Delaware	65-0325364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Coral Way, Miami, Florida 33145

(Address of Principal Executive Office)

(305) 421-6800

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 3, 2005:

Common Stock 14,356,956 shares

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

INDEX

PART I – FINANCIAL INFORMATION

1

Item 1.

Financial Statements

1

Consolidated Balance Sheets June 30, 2005 and December 31, 2004

1

Consolidated Statements of Income Six Months Ended June 30, 2005 and 2004

2

Consolidated Statements of Income Three Months Ended June 30, 2005 and 2004

3

Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004

4

Consolidated Statements of Changes In Shareholders’ Equity Six Months Ended June 30, 2005 and 2004

5

Notes to Consolidated Financial Statements - Unaudited

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

13

Item 3.

Controls and Procedures

23

PART II – OTHER INFORMATION

24

Item 1.

Legal Proceedings

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Securities Holders

24

Item 5.

Other Information

25

Item 6.

Exhibits

25

SIGNATURES

26

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,322,939	$6,213,556
Federal funds sold	5,300,000	—
Total cash and cash equivalents	11,622,939	6,213,556
Securities available for sale	5,337,656	5,625,361
Securities held to maturity (fair value 2005 - $16,363,083, 2004 - $15,696,981)	16,512,582	15,790,233
Loans (net of allowance of $2,099,172 in 2005 and $1,678,191 in 2004)	201,956,987	153,729,571
Federal Reserve Bank Stock	785,750	610,050
Federal Home Loan Bank Stock	1,643,000	548,100
Premises and equipment	2,067,705	1,925,697
Accrued interest receivable	819,854	604,053
Goodwill and other identified intangibles	6,045,578	5,892,060
Other assets	629,601	528,335
Total assets	$247,421,652	$191,467,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$42,770,430	$36,231,663
Interest bearing	149,457,200	121,926,811
Total deposits	192,227,630	158,158,474
Federal funds purchased	—	2,500,000
Repurchase agreements	638,947	1,257,119
Federal Home Loan Bank advances	26,000,000	8,000,000
Accrued expense and other liabilities	1,307,903	781,578
Total liabilities	220,174,480	170,697,171
Minority interest	25,076	23,735
Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; Issued and outstanding, 2005 – none; 2004 – 315	—	315,000
Common stock, $.01 par value; 20,000,000 shares authorized; Issued and outstanding, 2005 – 10,005,334 shares, 2004 – 8,406,966 shares	327,394	311,394
Capital surplus	34,706,141	29,001,264
Accumulated deficit	(7,698,987)	(8,800,189)
Accumulated other comprehensive (loss)	(112,452)	(81,359)
Total shareholders’ equity	27,222,096	20,746,110
Total liabilities and shareholders’ equity	$247,421,652	$191,467,016

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME
Six months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$6,377,711	$3,232,388
Securities	460,189	321,552
Federal funds sold and other	93,147	71,265
	6,931,047	3,625,205
Interest expense:
Deposits	1,626,310	950,419
Other	393,621	108,741
	2,019,931	1,059,160
Net interest income before provision for loan losses	4,911,116	2,566,045
Provision for loan losses	472,790	639,000
Net interest income after provision for loan losses	4,438,326	1,927,045

Non-interest income:
Service charges on deposit accounts	576,819	460,536
Net gains (losses) on sales of securities	7,930	(32,664)
	584,749	427,872
Non-interest expenses:
Salaries and employee benefits	1,848,750	1,306,458
Occupancy and equipment	775,098	605,706
Data and item processing	233,865	350,339
Professional fees	332,555	102,564
Insurance	86,350	114,690
Other	629,554	497,717
	3,906,172	2,977,474
Income (loss) before taxes and minority interest	1,116,903	(622,557)
Income tax expense	—	—
Minority interest in net (income) loss of subsidiary	(1,340)	414
Net income (loss)	$1,115,563	$(622,143)
Basic earnings (loss) per share	$0.12	$(0.10)
Diluted earnings (loss) per share	$0.11	$(0.10)
Weighted average number of common shares, basic	9,305,535	6,422,036
Weighted average number of common shares, diluted	9,932,076	6,422,036

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME
Three months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$3,447,205	$1,852,546
Securities	231,675	165,462
Federal funds sold and other	45,367	41,865
	3,724,247	2,059,873
Interest expense:
Deposits	889,068	537,970
Other	227,343	38,317
	1,116,411	576,287

Net interest income before provision for loan losses	2,607,836	1,483,586
Provision for loan losses	329,790	60,000

Net interest income after provision for loan losses	2,278,046	1,423,586

Non–interest income:
Fees on deposit accounts	282,278	251,016
	282,278	251,016

Non–interest expenses:
Salaries and employee benefits	931,026	745,148
Occupancy and equipment	395,293	360,479
Data and item processing	121,372	230,841
Professional fees	162,675	44,194
Insurance	49,231	51,544
Other	386,391	297,927
	2,045,988	1,730,133
Income (loss) before taxes and minority interest	514,336	(55,531)
Income tax expense	—	—
Minority interest in net income of subsidiary	(699)	(30)
Net income (loss)	$513,637	$(55,561)
Basic earnings (loss) per share	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.05	$(0.01)
Weighted average number of common shares, basic	10,002,515	6,952,346
Weighted average number of common shares, diluted	10,609,076	6,952,346
Comprehensive income (loss)	545,657	(138,919)

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net cash provided by operating activities	$1,795,934	$139,273
Cash flows from investing activities:
Sales of available for sale securities	243,276	2,519,334
Purchases of available for sale securities	—	(234,716)
Maturities and pay-downs of available for sale securities	2,933	7,554
Purchases of held to maturity securities	(1,986,230)	(3,985,153)
Maturities and pay-downs of held to maturity securities	1,236,018	266,947
Purchase of assets and assumption of liabilities of Gulf Bank	—	25,025,689
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(1,270,600)	(131,500)
Loan originations, net	(48,700,206)	(10,368,830)
Purchase of premises and equipment	(254,243)	(708,496)
Net cash (used in)provided by investing activities	(50,729,052)	12,390,829
Cash flows from financing activities:
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,118,172)	(1,774,813)
Increase in Federal Home Loan Bank Advances	20,000,000	—
Repayment of Federal Home Loan Bank Advances	(2,000,000)	—
Net increase in deposits	34,069,157	(20,110,065)
Net proceeds from issuance of stock	5,720,877	14,050,449
Preferred share dividends	(14,361)	—
Redemption of preferred shares	(315,000)	—
Net cash provided by financing activities	54,342,501	(7,834,429)
Net change in cash and cash and equivalents	5,049,383	4,695,673
Cash and cash equivalents at beginning of period	6,213,556	3,190,424
Cash and cash equivalents at end of period	$11,622,939	$7,886,097
Supplemental cash flow information:
Interest paid	$1,803,555	$1,107,569

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six months ended June 30, 2005 and 2004

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive income:
Net income (loss)	—	—	—	—	(622,143)	—	(622,143)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(43,554)	(43,554)
Total comprehensive income (loss)							(665,697)
Issuance of 2,840,000 shares of common stock	—	16,801	9,938,648	1,000,000	—	—	10,955,449
Issuance of 3,100shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000

Balance at June 30, 2004	$3,100,000	$311,394	$29,019,102	$—	$(9,070,573)	$(128,075)	$23,231,848

Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$—	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive loss:
Net income	—	—	—	—	1,115,563	—	1,115,563
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(31,093)	(31,093)
Total comprehensive income (loss)							1,084,470
Issuance of 1,586,000 shares of common stock	—	16,000	5,704,877	—	—	—	5,720,877
Redemption of 315 shares of preferred stock	(315,000)						(315,000)
Dividends paid on preferred shares					(14,361)		(14,361)
Balance at June 30, 2005	$—	$327,394	$34,706,141	$—	$(7,698,987)	$(112,452)	$27,222,096

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

Nature of Operations and Principles of Consolidation

The consolidated financial statements include PanAmerican Bancorp (the “Company”) and its subsidiary, PanAmerican Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the bank. Inter-company balances and transactions have been eliminated on consolidation.

The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve Board and the bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve Board.

Stock Compensation

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

	Six Months Ended June 30,
	2005	2004

Net income (loss) as reported	$1,115,563	$(622,143)
Deduct:
Dividends paid on preferred shares	(14,361)	—
Net income (loss) attributable to common shareholders	1,101,202	(622,143)
Deduct:
Stock-based compensation expense determined under fair value based method	(490,800)	(104,386)
Pro forma net income	$610,402	$(726,529)
Basic earnings per share as reported	$0.12	$(0.10)
Diluted earnings per share as reported	$0.11	$(0.10)
Pro forma basic earnings per share	$0.07	$(0.11)
Pro forma diluted earnings per share	$0.06	$(0.11)

In the three month period ended June 30, 2005 and 2004, there were no dividends paid on preferred shares and no pro forma stock based compensation expense incurred. Accordingly the pro forma basic and diluted earnings per share is equal to the basic and diluted earnings per share as reported which is disclosed in the Consolidated Statements of Income for the three months ended June 30, 2005 and 2004.

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the six month periods ended June 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 3. Analysis of Allowance for Loan Losses

	Six months ended June 30,
	2005	2004
Balance, beginning of year	$1,678,191	$738,147
Total charge-offs	(36,315)	(621,670)
Recoveries	53,654	109,469
Acquisition related adjustment	—	457,144
Reallocation of reserve for contingent liabilities	(69,148)	—
Provision for loan losses	472,790	639,000
Allowance balance at end of period	$2,099,172	$1,322,090
Gross loans	$204,056,159	$119,417,914

	Three months ended June 30,
	2005	2004
Balance, beginning of year	$1,848,611	$1,213,000
Total charge-offs	(36,315)	(31,221)
Recoveries	26,234	81,167
Acquisition related adjustment	—	(856)
Reallocation of reserve for contingent liabilities	(69,148)	—
Provision for loan losses	329,790	60,000
Allowance balance at end of period	$2,099,172	$1,322,090

Impaired loans were as follows:

	June 30, 2005	December 31, 2004
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,230,503	2,057,250
Impaired loans at end of period	$2,230,503	$2,057,250
Amount of the allowance for loan losses allocated	$91,360	$84,296

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. All nonperforming loans are considered impaired. The following table sets forth information with respect to nonperforming loans identified by the Company at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	111,451	141,208
Total nonperforming loans	$111,451	$141,208

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 4. – Federal Home Loan Bank Advances and Federal Funds Purchased

The details of FHLB borrowings at June 30, 2005 were as follows

Amount	Maturity Date	Interest Rate
$ 1,000,000	March 26, 2008	5.51%
3,000,000	December 10, 2007	3.59
2,000,000	December 8, 2008	3.87
5,000,000	January 22, 2007	3.69
5,000,000	July 14, 2005	3.25
5,000,000	July 20, 2005	3.25
5,000,000	July 28, 2005	3.31
$26,000,000

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with International Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of June 30, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit. The interest rate in effect at December 31, 2004 was 2.85%.

Note 5. Capital Adequacy

At June 30, 2005, the Company’s total risk-weighted capital ratio was 10.97%, the Tier I risk-weighted capital ratio was 9.94% and the Tier I leveraged capital ratio was 9.65%. At June 30, 2005, the Bank’s total risk-weighted capital ratio was 10.86%, the Tier I risk-weighted capital ratio was 9.84% and the Tier I leveraged capital ratio was 9.55%. Based upon these ratios, the Bank was considered to be well capitalized at June 30, 2005. The Company’s and the Bank’s ratios at June 30, 2005 and December 31, 2004 are listed below.

Capital Ratios	June, 30 2005	December 31, 2004	Adequately Capitalized	Well Capitalized

PanAmerican Bancorp
Total risk-weighted capital	10.97%	10.09%	>8%	>10%
Tier 1 risk-weighted capital	9.94%	8.86%	>4%	>6%
Tier 1 leverage capital	9.65%	8.24%	>4%	>5%

PanAmerican Bank
Total risk-weighted capital	10.86%	10.03%	>8%	>10%
Tier 1 risk-weighted capital	9.84%	9.00%	>4%	>6%
Tier 1 leverage capital	9.55%	8.37%	>4%	>5%

Note 6. Basic and Diluted Earnings (Loss) Per Share

The following tables summarize the computation of basic and diluted earnings (loss) per share attributable to common shareholders.

Basic	Six Months Ended June 30,
	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$1,115,563	$(622,143)
Less: dividends declared on preferred shares	(14,361)	—
Net Income (loss) attributable to common shareholders	1,101,202	(622,143)
Weighted average shares outstanding, basic	9,305,535	6,422,036
Basic earnings (loss) per share	$0.12	$(0.10)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Diluted	Six Months Ended June 30,
	2005	2004
Diluted earnings (loss) per share:
Net income (loss)	$1,115,563	$(622,143)
Less: dividends declared on preferred shares	(14,361)	—
Net Income (loss) attributable to common shareholders	1,101,202	(622,143)
Weighted average shares outstanding, diluted	9,932,076	6,422,036
Diluted earnings (loss) per share	$0.11	$(0.10)

The dilution of 626,541 weighted average shares outstanding in 2005 (none in 2004) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Basic and Diluted	Three Months Ended June 30,
	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$513,637	$(55,561)
Weighted average shares outstanding, basic	10,002,515	6,952,346
Weighted average shares outstanding, diluted	10,609,076	6,952,346
Basic and diluted earnings (loss) per share	$0.05	$(0.01)

The dilution of 606,561 weighted average shares outstanding in 2005 (none in 2004) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Note 7. Stock Warrants

As of June 30, 2005, the Company has issued outstanding warrants to purchase 9,624,210 shares of common stock, including Class A, B, C, D and E warrants.

A summary of the warrants for the purchase of common stock of the Corporation as of June 30, 2005 and December 31, 2004, is presented below.

	June 30, 2005	December 31, 2004
Class A Warrants	937,625	942,625
Class B Warrants	937,625	942,625
Class C Warrants	180,000	180,000
Class D Warrants	5,550,000	5,410,000
Class E Warrants	1,711,160	—
Other Warrants	73,800	73,800
Warrants Outstanding	9,390,210	7,549,050

Class A Warrants

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

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Class B Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants will expire in April, 2006.

Class C Warrants

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

Class D Warrants

Each Class D warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price per share of $4.00. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants may be exercised at any time until May 13, 2009, at which time they will expire.

The Corporation has the right to redeem the Class D warrants at a redemption price of $0.50 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $5.60, for five consecutive trading days. If the Corporation calls the Class D warrants for redemption, they will be exercisable until the close of business on the business day next preceding the specified redemption date.

Class E Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.25, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class E warrants will expire no later than March, 2010.

Other Warrants

An aggregate of 73,800 warrants have been issued to Franklin National Financial Group, LLC for compensation for certain private offerings of the Corporation’s common shares.

Note 8. Contingency

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20. This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. In June 2005, the Miami-Dade Circuit Court dismissed the action, with prejudice as to one count and without prejudice as to another count. The Plaintiff has filed a Third Amended Complaint in which he asserts that PanAmerican Bank had interfered with an alleged contract that he had to purchase Gulf Bank. PanAmerican Bank has denied liability and responded on August 10, 2005 to have the Third Amended Complaint dismissed.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

On April 5, 2005, Capital Growth Financial, LLC commenced an action entitled Capital Growth Financial, LLC v. PanAmerican Bancorp, Case No. CA 003148 MB, Palm Beach Circuit Court, Florida. The Complaint alleges that PanAmerican Bancorp breached an implied contract and committed fraud by failing to pay an $80,000 commission to Capital Growth Financial, LLC as part of PanAmerican Bancorp's sale of its securities to Acadia Fund. PanAmerican Bancorp has answered and denied any liability, as PanAmerican Bancorp asserts it had no legal duty to pay any commission to Capital Growth Financial, LLC.

Note 9. Subsequent Events

On July 22, 2005, the Company issued 250,000 options to independent directors under the Directors Stock Option Plan. Under the Incentive Stock Option Plan, the Company issued 514,400 options to employees. All options were issued at an exercise price of $4.25.

On August 2, 2005, the Company announced that it had raised $ 17.4 million in a private placement of 4,350,000 units priced at $4.00 per unit. Each unit consisted of one share of common stock and one Series F Common Stock Purchase Warrant to purchase 0.5 shares of the Company's common stock. Two Series F Common Stock Purchase Warrants are exercisable at $4.00 per share. In addition, the Company has entered into definitive agreements with respect to 3,150,000 units for an additional $12.6 million in connection with certain investors who are awaiting bank regulatory approval, the closing on the sale of these units is expected to occur as soon as bank regulatory approval is received.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its subsidiary PanAmerican Bank for the three and six month period ended June 30, 2005 and 2004 and the financial condition of the Company at June 30, 2005 and December 31, 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in Broward, Miami-Dade and Palm Beach Counties of Florida where the Bank operates, the availability of additional capital to help the Bank achieve the size necessary to attain and sustain profitability, changes in interest rates, changes in the banking industry in general, and particularly in the competitive environment in which the Bank operates, and changes in inflation.

You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis or plan of operation. The Company has identified four policies as being critical because they require us to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see ASSET QUALITY AND NONPERFORMING ASSETS).

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

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. We operate seven full service bank branches in these Counties. The Company has grown significantly in recent years due to the acquisition of PanAmerican Bank in December 2001 and the acquisition of certain assets, and assumption of certain liabilities, of Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

As of June 30, 2005, the Company had total assets of $247.4 million, loans of $202.0 million, deposits of $192.2 million and shareholders’ equity of $27.2 million.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance (approximately 10% to 25%) is generally held in cash and invested in government backed investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset our operating expenses. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to the interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by our net interest income plus non-interest income is in excess of our operating expenses and loan loss reserves, we should be operating profitably. Non-interest income consists primarily of service charges and fees on deposit accounts. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

Growth Strategy

We intend to continue to expand our business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. We will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. We intend to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits. We also intend to grow our capital base on a continuing basis as it is part of our business strategy of maintaining a “well capitalized” position. We will pursue this business strategy while managing asset quality.

Operating Strategy

Focus on increasing net loans. Our lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. We are increasing our efforts to develop new business relationships and have increased our marketing efforts. Typically, we seek commercial lending relationships with customers borrowing up to $6.0 million. Our legal lending limit was $6.4 million as of June 30, 2005. In addition, we share participation in loans with other banks for loans generated that exceed our legal lending limit.

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

Increase our capital base to support business growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. In March 2005, the Company completed a private offering of equity securities that increased its capital base by net proceeds of approximately $5.7 million. In Addition, on August 2, 2005, the Company announced that it had raised $ 17.4 million in a private placement of 4,350,000 units priced at $4.00 per unit. Each unit consisted of one share of common stock and one Series F Common Stock Purchase Warrant to purchase 0.5 shares of the Company's common stock. Two Series F Common Stock Purchase Warrants are exercisable at $4.00 per share. Also, the Company has entered into definitive agreements with respect to 3,150,000 units for an additional $12.6 million in connection with certain investors who are awaiting bank regulatory approval, the closing on the sale of these units is expected to occur as soon as bank regulatory approval is received.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of total transaction accounts plus 8% of total time deposits. Liquid assets include cash, items due from the Federal Reserve Board, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at June 30, 2005 and December 31, 2004 exceeded the regulatory requirements. We have never been subject to monetary or other penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan originations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Items considered when managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needed to manage efficient operations. This is continuously evaluated as part of the Bank’s asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at June 30, 2005 included $11.6 million in cash and cash equivalents, $5.3 million in available-for-sale investments, for a total of $16.9 million to meet immediate liquidity requirements. This compares to a total of $11.8 million at December 31, 2004.

In August 2004, the Bank became a member of the Federal Home Loan Bank, Atlanta. This relationship provides additional flexibility to the Bank to expand its sources of funding to meet operational requirements. Federal Home Loan Bank borrowings totaled $26.0 million at June 30, 2005, compared to $8.0 million at December 31, 2004. In addition, the Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with International Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of June 30, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit. The interest rate in effect at December 31, 2004 was 2.85%.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2004 TO JUNE 30, 2005

FINANCIAL CONDITION

Total assets increased by $55.9 million, or 29%, to $247.4 million at June 30, 2005 from $191.5 million at December 31, 2004. The increase in total assets was due primarily to an increase in net loan receivable and cash and cash equivalents.

Net loans receivable increased by $48.3 million or 31%, to $202.0 million at June 30, 2005, from $153.7 million at December 31, 2004. The increase in these earning assets was the result of net loan originations in the year.

The securities portfolio and cash increased by $5.9 million to $33.5 million at June 30, 2005 from $27.6 million at December 31, 2004. The growth was due to increased levels of Federal Funds sold to finance expected loan growth.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $2.1 million at June 30, 2005, and which when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local economy and historical loan losses as well as components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accrual loans, impaired assets, nonperforming assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

General Reserves: The methodology used in establishing general reserves is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the general allocation is based upon appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the most recent four quarters. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions. We currently utilize the following formula in determining our general reserves:

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

During the six months ended June 30, 2005, the Company made a $473,000 provision for loan losses, primarily to provide for new loans added to the portfolio. During this period loan charge offs amounted to $36,000 and a $69,000 reserve for unfunded commitments was reclassified to other liabilities. Loan recoveries amounted to $54,000 in the period. Collectively, these items result in a $2.1 million allowance for loan losses at June 30, 2005.

The Bank’s impaired assets were $2.2 million at June 30, 2005, or 1.09% of total gross loans. This is comparable to $2.1 million at December 31, 2004, or 1.32% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans and discount	$2,230	$2,057
Other real estate owned and repossessions	—	—
Total impaired and other	$2,230	$2,057
Percent impaired and other/total loans	1.09%	1.32%
Gross loans	$204,056	$155,408

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. All nonperforming loans are considered to be impaired. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Real estate	$20	$20
Commercial and consumer	57	121
Consumer	34	—
Accrual loans:
Commercial	—	—
Installment	—	—
Restructured loans	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$111	$141

Total nonperforming assets have decreased in 2005 from December 31, 2004 by $30,000. In management's best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $49.5 million, or 29%, to $220.2 million at June 30, 2005 from $170.7 million at December 31, 2004. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $192.2 million at June 30, 2005 from $158.2 million at December 31, 2004. The 21% increase reflected general business growth.

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

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	June 30, 2005	December 31, 2004
	(In thousands)
NOW accounts	$11,663	$9,542
Money market accounts	19,129	21,029
Savings accounts	5,144	4,910
Certificates of deposit under $100,000	49,399	40,183
Certificates of deposit $100,000 and more	64,122	46,263
Total interest-bearing deposits	149,457	121,927
Non-interest bearing deposits	42,771	36,231
Total deposits	$192,228	$158,158

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank borrowings totaled $26.0 million at June 30, 2005, compared to $8.0 million at December 31, 2004. This increase of $18.0 million or 225% relates to greater use of this borrowing facility to fund loan growth. See Financial Statement Footnote No. 4.

CAPITAL

The Company’s total shareholders’ equity was $27.2 million at June 30, 2005, an increase of $6.5 million, or 31%, from $20.7 million at December 31, 2004. The increase was due primarily to the issuance of net proceeds of $5.7 million from a private placement offering of equity securities and from earnings of $1.1 million. This was partially offset by redemption of $315,000 of preferred shares in the period.

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

At June 30, 2005, the Company’s total risk-weighted capital ratio was 10.97%, the Tier I risk-weighted capital ratio was 9.94% and the Tier I leveraged capital ratio was 9.65%. At June 30, 2005, the Bank’s total risk-weighted capital ratio was 10.86%, the Tier I risk-weighted capital ratio was 9.84% and the Tier I leveraged capital ratio was 9.55%. Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company and the Bank’s ratios at June 30, 2005 and December 31, 2004 are listed below.

Capital Ratios	June, 30 2005	December 31, 2004	Adequate	Well Capitalized

PanAmerican Bancorp
Total risk-weighted capital	10.97%	10.09%	>8%	>10%
Tier 1 risk-weighted capital	9.94%	8.86%	>4%	>6%
Tier 1 leverage capital	9.65%	8.24%	>4%	>5%

PanAmerican Bank
Total risk-weighted capital	10.86%	10.03%	>8%	>10%
Tier 1 risk-weighted capital	9.84%	9.00%	>4%	>6%
Tier 1 leverage capital	9.55%	8.37%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

The Company reported net income of $1.1 million for the six month period ended June 30, 2005 compared to a net loss of $622,000 for the six month period ended June 30, 2004. Basic and diluted earnings per share from continuing operations were $0.12 and $0.11 for the six months ended June 30, 2005 after a $14,361 dividend on preferred stock. Basic and diluted loss per share was $0.10 for the six months ended June 30, 2004.

The change in the results from the six months ended June 30, 2004 to the six months ended 2005 was due to a number of components including significant growth of the Bank and a reduction in the provision for loan losses, as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2005 was $4.9 million compared to $2.6 million for the six months ended June 30, 2004, an increase of $2.3 million, or 88%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the six month period ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$22,950	$460	4.01%	$17,291	$322	3.72%
Federal funds sold and other	6,974	93	2.67	14,332	71	0.99
Loans:
Commercial loans (2)	27,695	1,077	7.78	23,825	697	5.85
Commercial mortgage loans (2)	114,807	4,316	7.52	61,344	2,112	6.89
Consumer loans(2)	2,508	90	7.17	2,423	77	6.33
Residential mortgage loans (2)	22,777	835	7.34	7,979	237	5.95
Home equity and other loans (2)	1,605	60	7.43	2,100	109	10.38
Total loans	169,392	6,378	7.53	97,671	3,232	6.62
Total interest earning assets	199,316	6,931	6.95	129,294	3,625	5.61
Non-interest earning assets	14,879			18,239
Total	$214,195			$147,533
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$30,618	206	1.34	$24,925	114	0.92
Savings accounts	5,056	27	1.09	5,459	25	0.91
Certificates of deposit	91,490	1,393	3.05	64,775	811	2.50
Total interest-bearing deposits	127,164	1,626	2.56	95,159	950	2.00
Federal funds purchased and securities sold under repurchase agreement	925	10	2.13	3,915	33	1.69
Federal Home Loan bank Advances	20,608	384	3.72	2,250	76	6.76
Total interest bearing liabilities	148,697	2,020	2.72	101,324	1,059	2.09
Non-interest bearing liabilities	41,164			32,613
Shareholders' equity	24,334			13,596
Total	$214,195			$147,533
Net Interest income and yield on net interest-earning assets		$4,911	4.93%		$2,566	3.97%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $160,000, or 41%, to $553,000 for the six month period ended June 30, 2005 from $393,000 for the six month period ended June 30, 2004, due primarily to a 120 basis point increase in yield from 2004 but partially offset by a decrease of $1.6 million, or 5% in average volume of investments.

Interest and fees on loans increased by $3.1 million, or 97%, in the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase in loan income resulted from an increase in total average loan balances outstanding of $71.7 million from $97.7 million for the six months ended June 30, 2004 to $169.4 million for the same period in 2005. The increase in the average balance of loans was primarily due to increasing loan origination. These volume increases were further enhanced by higher interest yields of 91 basis points when comparing the six months ended June 30, 2005 versus the six months ended June 30, 2004. The yield on interest-earning assets was 6.95% for the six months ended June 30, 2005, a 134 basis point increase from 5.61% for the six months of 2004. The Bank has begun to experience the impact of rising interest rates in the latter half of 2004 and into 2005.

Total interest expense increased $961,000, or 91% to $2.0 million for the six months ended June 30, 2005 as compared to $1.1 million for the six months ended June 30, 2004. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $32 million or 34%, to $127.2 million for the six months ended June 30, 2005 from $95.2 million for the same period in 2004. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 56 basis points on a year over year basis. In addition, other average borrowings increased to $21.5 million for the 2005 period as compared to $6.2 million for 2004. This increase was primarily due to increased Federal Home Loan Bank advances totaling $18.4 million over the period.

 NONINTEREST INCOME

Total non-interest income increased $157,000, or 37%, to $585,000 for the six months ended June 30, 2005 from $428,000 for the six months ended June 30, 2004. This increase was primarily the result of increased fees on deposit accounts and other customer fees on the larger customer base of the Bank in 2005.

NONINTEREST EXPENSE

Total non-interest expense increased by $929,000, or 31%, to $3.9 million for the six months ended June 30, 2005 from $3.0 million for the six months ended June 30, 2004. The increase was primarily due to the increased size of the Bank in 2005.

The increase in total non-interest expense over the previous year was partially due to a $542,000, or 42%, increase in salaries and employee benefits for the 2005 period compared to the 2004 period due primarily to increases in staffing. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.

Occupancy and equipment expenses were $775,000 for the 2005 period compared to $606,000 for the 2004 period. This increased cost was primarily due to rent expenses for four new branch locations for a portion of the comparison period.

Other expenses increased $216,000 to $1.3 million for the six months ended June 30, 2005 as compared to $1.1 million for the six months ended June 30, 2004. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Professional fees are higher during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 by $230,000, or 224%, due to a wider range of services covered for expanded loan, compliance and general corporate matters including Sarbanes-Oxley compliance, and this trend is expected to continue throughout 2005. Directors fees of $60,000 were paid in 2005 but were not paid in 2004. Advertising costs were $34,000 higher than the comparable period for 2004. Data processing costs in 2005 decreased by $116,000 in 2005 compared to the same period in 2004 due to inclusion of $212,000 of non-recurring system integration expenses related to the Gulf Bank transaction in 2004.

PROVISION FOR LOAN LOSSES

Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank’s loans will become delinquent. Regardless of the underwriting criteria utilized, the Bank may experience losses as a result of many factors beyond its control, including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the collateral that supports the Bank’s loan portfolio.

Management determined a provision totaling $473,000 was needed for the six months ending June 30, 2005, due to new loan business booked in the year. The provision for the 2004 period was $639,000 and included a write off of $582,000 related to a product line that is no longer offered by the Bank.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance against the deferred tax asset has been recorded to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization. No income tax expense or benefit has been recorded for the six months ended June 30, 2005 and 2004. As taxable income is generated and a current tax liability incurred, management has partially reversed the valuation allowance and recorded a deferred tax benefit to offset otherwise recordable current tax expense.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2005, the bank had extended three direct and/or indirect lines of credit to two of its directors in the aggregate amount of $6.1 million, of which $5.9 million was extended to a business entity affiliated with Stephen L. Perrone and secured by real estate, and $200,000 is extended to Leonard F. Marinello and is unsecured. At December 31, 2004, the bank extended a $695,000 line of credit to Stephen L. Perrone.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The Company reported net income of $514,000 for the three month period ended June 30, 2005 compared to a net loss of $56,000 for the three month period ended June 30, 2004. Basic and diluted earnings per share from continuing operations were $0.05 for the three months ended June 30, 2005. Basic and diluted loss per share was $0.01 for the three months ended June 30, 2004.

The change in the quarterly results from 2004 to 2005 was due to a number of components including significant growth of the Bank offset by an increase in the provision for loan losses, as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended June 30, 2005 was $2.6 million compared to $1.5 million for the three months ended June 30, 2004, an increase of $1.1 million, or 60%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $1.6 million, or 81%, to $3.7 million for the three month period ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004, due primarily to significant loan growth and improved yields on investments and federal funds sold.

Total interest expense increased $540,000, or 94% to $1.1 million for the three months ended June 30, 2005 as compared to $0.6 million for the three months ended June 30, 2004. The increase in interest expense was primarily attributed to the increase in volume of deposits as well as increased rates on a year over year basis. In addition to higher Deposit Interest Expense in 2005, Other Interest Expense was significantly higher than the comparable period for 2004 due to higher Federal Home Loan Bank advances.

NONINTEREST INCOME

Total non-interest income increased $31,000, or 12%, to $282,000 for the three months ended June 30, 2005 from $251,000 for the three months ended June 30, 2004. This increase was primarily the result of increased fees on deposit accounts and other customer fees on the larger customer base of the Bank in 2005.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended June 30, 2005 increased by $316,000, or 18% to $2.0 million from $1.7 million for the three months ended June 30, 2005. The increase was primarily due to the increased size of the Bank in 2005.

The increase over the previous year is partially due to a $186,000, or 25%, increase in salaries and employee benefits for the 2005 period compared to the 2004 period due primarily to increases in staffing. The Bank added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.

Occupancy and equipment expenses were $395,000 for the three months ended 2005 compared to $360,000 for the three months ended June 30, 2004. This increased cost is primarily due to rent expenses for one additional branch location.

Other expenses increased $95,000 to $720,000 for the three months ended June 30, 2005 period as compared to $625,000 for three months ended June 30, 2004. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Data processing cost for the three months ended June 30, 2004 included non-recurring system integration expenses related to the Gulf Bank transaction. Professional fees were higher in the three months ended June 30, 2005 by $119,000, or 268%, due to a wider range of services covered for expanded loan, compliance and general corporate matters including Sarbanes-Oxley compliance, and this trend is expected to continue throughout 2005.

PROVISION FOR LOAN LOSSES

Management determined a provision totaling $330,000 was needed for the three months ended June 30, 2005, due to new loans originated in the three months ended June 30, 2005. This compares to $60,000 for the three months ended June 30, 2004.

Item 3.

Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank, entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the Process of Being Formed and As Assignee of Interests Held By Individual Members of the Marquez Group v. Salvador Bonilla-Mathe, an individual and Gulf Bank, a Florida banking corporation and PanAmerican Bank, a Florida banking corporation, Miami-Dade Circuit Court No. 03-24116 CA 20. This action alleged that PanAmerican Bank, as purchaser of the assets of Gulf Bank, is liable for claims of breach of contract that Mr. Marquez and his group allege against Gulf Bank for its failure to sell the bank charter of Gulf Bank to Mr. Marquez and his group. In June 2005, the Miami-Dade Circuit Court dismissed the action, with prejudice as to one count and without prejudice as to another count. The Plaintiff has filed a Third Amended Complaint in which he asserts that PanAmerican Bank had interfered with an alleged contract that he had to purchase Gulf Bank. PanAmerican Bank has denied liability and responded on August 10, 2005 to have the Third Amended Complaint dismissed.

On April 5, 2005, Capital Growth Financial, LLC commenced an action entitled Capital Growth Financial, LLC v. PanAmerican Bancorp, Case No. CA 003148 MB, Palm Beach Circuit Court, Florida. The Complaint alleges that PanAmerican Bancorp breached an implied contract and committed fraud by failing to pay an $80,000 commission to Capital Growth Financial, LLC as part of PanAmerican Bancorp's sale of its securities to Acadia Fund. PanAmerican Bancorp has answered and denied any liability, as PanAmerican Bancorp asserts it had no legal duty to pay any commission to Capital Growth Financial, LLC.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2005, the Company raised $17.4 million by selling 4,350,000 Units, consisting of, in aggregate, 4,350,000 shares of Common Stock and Series F Warrants to purchase 2,175,000 shares of Common Stock, at a purchase price of $4.00 per Unit, to Investors in a Private Placement. In addition, the Company issued Series F Warrants to purchase, in aggregate, 391,500 shares of Common Stock to the placement agents, as part of compensation for their services related to the Private Placement. The Company is also obligated to pay, in aggregate, fees and commission of approximately $1.5 million to the placement agents.

The Company offered and sold all of its shares of common stock and Series F Warrants in the private placement to “accredited investors,” as such term is defined in Rule 501 of Regulation D, without general solicitation or general advertising, and, as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

The information about this private placement has been previously disclosed in the Company’s Current Report Form 8-K filed August 5, 2005. For further details about this private placement see foregoing 8-K.

On July 22, 2005, the Company issued 250,000 options to independent directors under the Directors Stock Option Plan. Under the Incentive Stock Option Plan, the Company issued 514,400 options to employees. All options were issued at an exercise price of $4.25.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

The 2005 Annual Stockholders Meeting (the “Annual Meeting”) was held on June 15, 2005. At the Annual Meeting, the stockholders elected Messrs. James Partridge, Michael Golden and Alberto Valle to serve as directors of the Company for a term of three years until the Company’s 2008 annual meeting of stockholders by the following votes:

	For	Withheld
James Partridge	7,624,514	64,192
Michael Golden	7,137,471	551,235
Alberto Valle	7,624,589	64117

At the Annual Meeting, the stockholders also approved the Amended and Restated Incentive Stock Option Plan to increase the number of shares reserved for issuance under the plan from 500,000 to 1,000,000 by the following votes:

For	Against	Abstain
5,073,343	304,608	8,656

The stockholders approved the Amended and Restated Directors Stock Option Plan to increase the number of shares reserved for issuance under the plan from 500,000 to 1,000,000 by the following votes at the Annual Meeting:

For	Against	Abstain
5,018,728	303,942	14,656

The Special Meeting of Stockholders (the “Special Meeting”) was held on July 21, 2005. At the Special Meeting, the stockholders approved the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 by the following votes:

For	Against	Abstain
5,043,354	661,840	2,002

The stockholders also approved the issuance and sale of up to 12,500,000 shares of common stock and up to 4,170,000 securities exercisable or convertible into shares of common stock at below-market prices at the Special Meeting by the following votes:

For	Against	Abstain
5,037,113	668,076	2,007

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed as part of this report;

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s proxy statement filed with the SEC on June 17, 2005)
3.2	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2005)
4.1	Form of Series F Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)
10.1	Amended and Restated Incentive Stock Option Plan (incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*
10.2	Amended and Restated Directors Stock Option Plan( incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*
10.3	Executive Employment Agreement dated January 1, 2003 between Michael E. Golden and the Company*
10.4	Executive Employment Agreement dated January 1, 2003 between Hugo Castro and the Company*
10.5

Form of the Securities Purchase Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.6

Form of the Registration Rights Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.7	Bank $5,000,000 unsecured credit facility dated May 16, 2005
10.8	Company Promissory Note for a $2,000,000 revolving line of credit dated February 25, 2005
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 6 to consolidated financial statements included in this Form 10-QSB)
14.1	Code of Ethics
31.1	Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

———————

* Management compensation plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAMERICAN BANCORP

August 15, 2005	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 15, 2005	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

26