Form 10QSB
period 2005-09-30
PANAMERICAN BANCORP
filed 2005-11-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-22911

———————

PANAMERICAN BANCORP

(Exact name of small business issuer as specified in its charter)

———————

Delaware	65-0325364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

———————

3400 Coral Way, Miami, Florida 33145

(Address of principal executive offices)

———————

(305) 421-6800

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2005:

17,534,162 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PANAMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and due from financial institutions	$4,208,455	$6,213,556
Federal funds sold	—	—
Total cash and cash equivalents	4,208,455	6,213,556
Securities available for sale	5,255,121	5,625,361
Securities held to maturity (fair value 2005 - $15,075,032, 2004 - $15,696,981)	15,333,013	15,790,233
Loans (net of allowance of $2,131,344 in 2005 and $1,678,191 in 2004)	206,849,786	153,729,571
Federal Reserve Bank Stock	785,750	610,050
Federal Home Loan Bank Stock	1,328,000	548,100
Premises and equipment	2,047,416	1,925,697
Accrued interest receivable	973,234	604,053
Goodwill and other identified intangibles	6,004,587	5,892,060
Other assets	717,490	528,335
Total assets	$243,502,852	$191,467,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$36,551,030	$36,231,663
Interest bearing	141,398,727	121,926,811
Total deposits	177,949,757	158,158,474
Federal funds purchased	—	2,500,000
Repurchase agreements	305,282	1,257,119
Federal Home Loan Bank advances	21,000,000	8,000,000
Accrued expense and other liabilities	1,383,199	781,578
Total liabilities	200,638,238	170,697,171

Minority interest	25,142	23,735

Stockholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; Issued and outstanding, 2005 – none; 2004– 315	—	315,000
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding, 2005 – 14,356,956 shares, 2004 - 8,406,966 shares	370,894	311,394
Capital surplus	49,550,377	29,001,264
Accumulated deficit	(6,918,015)	(8,800,189)
Accumulated other comprehensive (loss)	(163,784)	(81,359)
Total stockholders’ equity	42,839,472	20,746,110
Total liabilities and stockholders’ equity	$243,502,852	$191,467,016

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Nine months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$10,421,097	$5,390,403
Securities	682,276	538,990
Federal funds sold and other	133,167	74,636
	11,236,540	6,004,029
Interest expense:
Deposits	2,761,982	1,457,629
Other	607,333	163,137
	3,369,315	1,620,766

Net interest income before provision for loan losses	7,867,225	4,383,263
Provision for loan losses	513,924	835,000

Net interest income after provision for loan losses	7,353,301	3,548,263

Non-interest income:
Service charges on deposit accounts	827,763	700,782
Net gains (losses) on sales of securities	7,930	(32,664)
	835,693	668,118

Non-interest expenses:
Salaries and employee benefits	2,952,813	2,050,331
Occupancy and equipment	1,218,875	1,055,962
Data and item processing	362,529	416,321
Professional fees	563,022	181,085
Insurance	150,741	177,260
Other	1,043,072	799,162
	6,291,052	4,680,121

Income (loss) before taxes and minority interest	1,897,942	(463,740)
Income tax expense	—	—
Minority interest in net (income) loss of subsidiary	(1,407)	280

Net income (loss)	$1,896,535	$(463,460)

Basic earnings (loss) per share	$0.18	$(0.08)

Diluted earnings (loss) per share	$0.16	$(0.08)

Weighted average number of common shares, basic	10,482,021	7,076,944
Weighted average number of common shares, diluted	11,576,975	7,076,944

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$4,043,386	$2,158,014
Securities	222,086	217,439
Federal funds sold and other	40,020	3,370
	4,305,492	2,378,823
Interest expense:
Deposits	1,135,672	507,210
Other	213,712	54,395
	1,349,384	561,605

Net interest income before provision for loan losses	2,956,108	1,817,218
Provision for loan losses	41,134	196,000

Net interest income after provision for loan losses	2,914,975	1,621,218

Non–interest income:
Fees on deposit accounts	250,944	240,246
	250,944	240,246

Non–interest expenses:
Salaries and employee benefits	1,104,063	743,873
Occupancy and equipment	443,777	389,025
Data and item processing	128,664	127,213
Professional fees	230,467	78,522
Insurance	64,391	62,570
Other	413,517	301,444
	2,384,880	1,702,647

Income before taxes and minority interest	781,039	158,817
Income tax expense	—	—
Minority interest in net income of subsidiary	(67)	(134)

Net income	$780,972	$158,683

Basic earnings per share	$0.06	$0.00

Diluted earnings per share	$0.05	$0.00

Weighted average number of common shares, basic	12,796,630	8,372,126
Weighted average number of common shares, diluted	15,129,080	8,608,482

Comprehensive income	$729,640	$203,388

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net cash provided by operating activities	$2,875,546	$1,268,018

Cash flows from investing activities:
Sales of available for sale securities	243,276	2,454,006
Purchases of available for sale securities	—	(185,346)
Maturities and pay-downs of available for sale securities	3,951	10,761
Purchases of held to maturity securities	(1,986,230)	(5,035,152)
Maturities and pay-downs of held to maturity securities	2,402,560	410,555
Purchase of assets and assumption of liabilities of Gulf Bank	—	21,132,462
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(955,600)	(370,300)
Loan originations, net	(53,600,454)	(31,713,320)
Purchase of premises and equipment	(334,595)	(587,605)
Net cash (used in)provided by investing activities	(54,227,092)	(13,883,939)

Cash flows from financing activities:
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,451,837)	(2,003,690)
Increase in Federal Home Loan Bank Advances	30,000,000	3,000,000
Repayment of Federal Home Loan Bank Advances	(17,000,000)	—
Net increase in deposits	19,519,030	1,470,791
Net proceeds from issuance of stock	20,608,613	11,247,610
Preferred share dividends	(14,361)	(123,897)
Redemption of preferred shares	(315,000)	—
Net cash provided by financing activities	49,346,445	13,590,814

Net change in cash and cash and equivalents	(2,005,101)	974,893

Cash and cash equivalents at beginning of period	6,213,556	3,190,424

Cash and cash equivalents at end of period	$4,208,455	$4,165,317

Supplemental cash flow information:
Interest paid	$3,137,764	$1,624,554
Income taxes paid	$102,000	$—

See accompanying notes to consolidated financial statements

PANAMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2005 and 2004

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive income:
Net income (loss)	—	—	—	—	(463,460)	—	(463,460)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	1,151	1,151
Total comprehensive income (loss)							(462,309)
Issuance of 2,840,000 shares of common stock	—	16,801	9,920,810	1,000,000	—	—	10,937,611
Issuance of 3,100 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000
Redemption of 2,785 shares of preferred stock	(2,785,000)	—	—	—	—	—	(2,785,000)
Dividends paid on preferred shares	—	—	—	—	(123,897)	—	(123,897)

Balance at September 30, 2004	$315,000	$311,394	$29,001,264	$—	$(9,035,787)	$(83,370)	$20,508,501

Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$—	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive income:
Net income	—	—	—	—	1,896,535	—	1,896,535
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(82,425)	(82,425)
Total comprehensive income							1,814,110
Issuance of 5,936,00 shares of common stock	—	59,360	20,506,255	—	—	—	20,565,615
Warrants and stock options exercised	—	140	42,858	—	—	—	42,998
Redemption of 315 shares of preferred stock	(315,000)						(315,000)
Dividends paid on preferred shares					(14,361)		(14,361)
Balance at September 30, 2005	$—	$370,894	$49,550,377	$—	$(6,918,015)	$(163,784)	$42,839,472

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.

Significant Accounting Policies

PanAmerican Bancorp (the “Company”) has identified four policies as being critical because they require the Company to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis or Plan of Operation section (see ASSET QUALITY AND NONPERFORMING ASSETS).

The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2004, (the goodwill impairment testing date) the fair value of reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of reporting units declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on the Company’s financial statements. These unrecognized assets or liabilities may result in a significant impairment of goodwill.

The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that the Company owns in some of these equity securities may be in excess of the securities average daily trading volume. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

The Company’s management, in consultation with the Audit Committee of the Board of Directors of the Company, has reviewed and approved these critical accounting policies.

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, PanAmerican Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated on consolidation.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Bank is regulated by the Florida Department of Banking and Finance and the Federal Reserve Board.

Stock Compensation

Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,
	2005	2004

Net income as reported	$780,972	$158,683
Deduct:
Dividends paid on preferred shares	—	(123,897)
Net income attributable to common shareholders	780,972	34,786
Deduct:
Stock-based compensation expense determined under fair value based method	95,398	(30,591)
Pro forma net income	$876,370	$4,195
Basic earnings per share as reported	$0.06	$0.00
Diluted earnings per share as reported	$0.05	$0.00
Pro forma basic earnings per share	$0.07	$0.00
Pro forma diluted earnings per share	$0.06	$0.00

The decrease in stock-based compensation expense under the fair value method for the three months ended September 30, 2005 was due to employee forfeitures and an adjustment to fair value associated with the expected term of the options.

	Nine Months Ended September 30,
	2005	2004

Net income (loss) as reported	$1,896,535	$(463,460)
Deduct:
Dividends paid on preferred shares	(14,361)	(123,897)
Net income (loss) attributable to common shareholders	1,882,174	(587,357)
Deduct:
Stock-based compensation expense determined under fair value based method	(395,402)	(134,977)
Pro forma net income (loss)	$1,486,772	$(722,334)
Basic earnings (loss) per share as reported	$0.18	$(0.08)
Diluted earnings (loss) per share as reported	$0.16	$(0.08)
Pro forma basic earnings (loss) per share	$0.14	$(0.10)
Pro forma diluted earnings (loss) per share	$0.13	$(0.10)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $626,000 in 2006 and $575,000 in 2007.

Note 2.

Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month periods ended September 30, 2005 and 2004, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 3.

Analysis of Allowance for Loan Losses

	Nine months ended September 30,
	2005	2004

Balance, beginning of year	$1,678,191	$738,147
Total charge-offs	(78,219)	(621,670)
Recoveries	86,596	173,435
Acquisition related adjustment	—	457,144
Reallocation of reserve for unfunded commitments	(69,148)	—
Provision for loan losses	513,924	835,000
Allowance balance at end of period	$2,131,344	$1,582,056

Gross loans	$208,981,130	$140,826,370

	Three months ended September 30,
	2005	2004

Balance, beginning of period	$2,099,172	$1,322,090
Total charge-offs	(41,904)	—
Recoveries	32,942	63,966
Provision for loan losses	41,134	196,000
Allowance balance at end of period	$2,131,344	$1,582,056

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Impaired loans were as follows:

	September 30, 2005	December 31, 2004

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,337,313	2,057,250
Impaired loans at end of period	$2,337,313	$2,057,250
Amount of the allowance for loan losses allocated	$71,816	$84,296

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. All nonperforming loans are considered impaired. The following table sets forth information with respect to nonperforming loans identified by the Company at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	45,927	141,208
Total nonperforming loans	$45,927	$141,208

Note 4.

Federal Home Loan Bank Advances

The details of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2005 were as follows:

Amount	Maturity Date	Fixed Interest Rate
$1,000,000	March 26, 2008	5.51%
3,000,000	December 10, 2007	3.59
2,000,000	December 8, 2008	3.87
5,000,000	January 22, 2007	3.69
5,000,000	October 26, 2005	3.81
5,000,000	December 29, 2005	4.15
$21,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with International Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of September 30, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit. The interest rate in effect at December 31, 2004 was 2.85%.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Note 5.

 Capital Adequacy

At September 30, 2005, the Company’s total risk-weighted capital ratio was 18.20%, the Tier I risk-weighted capital ratio was 17.16% and the Tier I leveraged capital ratio was 15.01%. At September 30, 2005, the Bank’s total risk-weighted capital ratio was 17.76%, the Tier I risk-weighted capital ratio was 16.72% and the Tier I leveraged capital ratio was 14.63%. Based upon these ratios, the Bank was considered to be well capitalized at September 30, 2005. The Company’s and the Bank’s ratios at September 30, 2005 and December 31, 2004 are listed below.

Capital Ratios	September 30, 2005	December 31, 2004	Adequately Capitalized	Well Capitalized

PanAmerican Bancorp
Total risk-weighted capital	18.20%	10.09%	>8%	>10%
Tier 1 risk-weighted capital	17.16%	8.86%	>4%	>6%
Tier 1 leverage capital	15.01%	8.24%	>4%	>5%

PanAmerican Bank
Total risk-weighted capital	17.76%	10.03%	>8%	>10%
Tier 1 risk-weighted capital	16.72%	9.00%	>4%	>6%
Tier 1 leverage capital	14.63%	8.37%	>4%	>5%

Note 6.

Basic and Diluted Earnings (Loss) Per Share

The following tables summarize the computation of basic and diluted earnings (loss) per share attributable to common shareholders.

Basic	Nine Months Ended September 30,
	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$1,896,535	$(463,460)
Less: dividends declared on preferred shares	(14,361)	(123,897)
Net Income (loss) attributable to common shareholders	1,882,174	(587,357)

Weighted average shares outstanding, basic	10,482,021	7,076,944
Basic earnings (loss) per share	$0.18	$(0.08)

Diluted	Nine Months Ended September 30,
	2005	2004
Diluted earnings (loss) per share:
Net income (loss)	$1,896,535	$(463,460)
Less: dividends declared on preferred shares	(14,361)	(123,897)
Net Income (loss) attributable to common shareholders	1,882,174	(587,357)

Weighted average shares outstanding, diluted	11,576,975	7,076,944
Diluted earnings (loss) per share	$0.16	$(0.08)

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

The dilution of 1,094,954 weighted average shares outstanding in 2005 (none in 2004) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Basic	Three Months Ended September 30,
	2005	2004
Basic earnings per share:
Net income	$780,972	$158,683
Less: dividends declared on preferred shares	—	(123,897)
Net Income attributable to common shareholders	780,972	34,786

Weighted average shares outstanding, basic	12,796,630	8,372,126
Basic earnings per share	$0.06	$0.00

Diluted	Three Months Ended September 30,
	2005	2004
Basic earnings per share:
Net income	$780,972	$158,683
Less: dividends declared on preferred shares	—	(123,897)
Net Income attributable to common shareholders	780,972	34,786

Weighted average shares outstanding, diluted	15,129,080	8,608,482
Basic and diluted earnings per share	$0.05	$0.00

The dilution of 2,332,450 weighted average shares outstanding in 2005 (236,356 weighted average shares in 2004) was due to the additional common shares to be issued upon the exercise of outstanding options and warrants of the Company.

Note 7.

Stock Warrants

As of September 30, 2005, the Company had outstanding 14,430,120 warrants to purchase 12,489,120 shares of common stock.

A summary of the warrants to purchase shares of common stock of the Company as of September 30, 2005 and December 31, 2004, is presented below.

	September 30, 2005	December 31, 2004
Class A Warrants	937,625	942,625
Class B Warrants	937,625	942,625
Class C Warrants	180,000	180,000
Class D Warrants	5,150,000	5,010,000
Class E Warrants	1,616,000	—
Class F Warrants	4,350,000	—
Other Warrants	1,258,870	689,800
Warrants Outstanding	14,430,120	7,765,050

Class A Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Company pays $4.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire no later than April, 2008.

Class B Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants will expire in April, 2006.

Class C Warrants

Each warrant entitles the holder to purchase 2.3 shares of common stock at an exercise price of $3.75 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class C warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class C warrants; (ii) the common stock, as publicly traded in the over-the-counter market or on a national securities exchange, has closed at a price of at least $8.50 for 20 continuous trading days; and (iii) the Company pays $8.65 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class C warrants will expire no later than May 15, 2007.

Class D Warrants

Each Class D warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price per share of $4.00. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants may be exercised at any time until May 13, 2009, at which time they will expire.

The Company has the right to redeem the Class D warrants at a redemption price of $0.50 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $5.60, for five consecutive trading days. If the Company calls the Class D warrants for redemption, they will be exercisable until the close of business on the business day next preceding the specified redemption date.

Class E Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.25, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class E warrants will expire no later than March, 2010.

Class F Warrants

Each warrant entitles the holder to purchase 0.5 shares of common stock at an exercise price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class F warrants will expire no later than August 2010.

Other Warrants

An aggregate of 1,258,870 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock.

On September 21, 2005, the Company’s board of directors approved a reserve for class G common stock purchase warrants to purchase up to 250,000 shares of common stock to be issued from time to time to the Company’s officers, directors, and consultants under the warrant plan (the “Warrant Plan”), which may be below the market price of the common stock on the grant date. Certain provisions to the Warrant Plan were approved by the Company’s board of directors on November 1, 2005. The Warrant Plan is subject to stockholder approval at a special meeting to be held on December 16, 2005.

PANAMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED—(Continued)

Note 8.

Contingency

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the process of being formed et. al, Case No. 03-21466 20, Miami-Dade County Circuit Court. Mr. Marquez alleged that PanAmerican Bank had interfered with his efforts to purchase Gulf Bank. The court has dismissed the claims of Mr. Marquez against PanAmerican Bank with prejudice. Mr. Marquez moved for re-consideration of that ruling. At a hearing held on November 9, 2005 the Court denied the Marquez motion for reconsideration.

Note 9.

Subsequent Event

As previously reported on its Current Report on Form 8-K filed on August 5, 2005, on August 2, 2005, the Company entered into a definitive Securities Purchase Agreement, dated as of August 1, 2005, with York Capital Management, L.P., York Investment Limited and York Global Value Partners, L.P. (collectively, the “York Entities”) to purchase, in the aggregate, 3,150,000 units of the Company (the “Units”), subject to receipt of bank regulatory approval by the York Entities to complete the acquisition of the Units. On September 13, 2005 and October 18, 2005, the York Entities received the necessary state bank regulatory approval and federal bank regulatory approval, respectively. On October 27, 2005, the Company completed the private placement of $12.6 million of Units to the York Entities.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its subsidiary PanAmerican Bank for the three and nine month periods ended September 30, 2005 and 2004 and the financial condition of the Company at September 30, 2005 and December 31, 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach Counties. The Company operates seven full service bank branches in these Counties. The Company has grown significantly in recent years due to the acquisition of PanAmerican Bank in December 2001 and the acquisition of certain assets, and assumption of certain liabilities, of Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.

As of September 30, 2005, the Company had total assets of $243.5 million, loans of $206.8 million, deposits of $177.9 million and stockholders’ equity of $42.8 million.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 25%) was generally held in cash and invested in government backed investment grade securities at September 30, 2005.

The Company’s profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset our operating expenses. The careful balance sought between the interest rate earned and frequency of rate changes, as that balance relates to the interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by the Company’s net interest income plus non-interest income is in excess of the Company’s operating expenses and loan loss reserves, the Company should be operating profitably. Non-interest income consists primarily of service charges and fees on deposit accounts. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, professional fees, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

Growth Strategy

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well capitalized” position. The Company intends to pursue this business strategy while managing asset quality.

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $9.0 million. The Company’s legal lending limit was $9.4 million as of September 30, 2005. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

Increase our capital base to support business growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to achieve growth plans. In March 2005, the Company completed a private offering of equity securities that increased its capital base by net proceeds of approximately $5.7 million. In August 2005, the Company raised an additional $15.9 million net proceeds in a private placement offering of equity securities. Also, the Company had entered into definitive agreements with respect to 3,150,000 units for an additional $12.6 million in with certain investors, subject to receipt of bank regulatory approval. Upon the receipt of the bank regulatory approval, the transaction closed October 27, 2005 and the Company received net proceeds of $11.6 million.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis or plan of operation. The Company has identified four policies as being critical because they require the Company to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see ASSET QUALITY AND NONPERFORMING ASSETS).

The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2004, (the goodwill impairment testing date) the fair value of reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of reporting units declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets and liabilities (recognized and unrecognized) in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on the Company’s financial statements. These unrecognized assets or liabilities may result in a significant impairment of goodwill.

The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that the Company owns in some of these equity securities may be in excess of the securities average daily trading volume. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

The Company’s management, in consultation with the Audit Committee of the Board of Directors of the Company, has reviewed and approved these critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by Florida law to maintain an average daily balance of specified liquid assets equal to a daily amount of not less than 15% of total transaction accounts plus 8% of total time deposits. Liquid assets include cash, items due from the Federal Reserve Board, money market funds, U.S. Government Agency investments, U.S. Treasuries, and federal funds sold. The Bank’s liquidity ratio at September 30, 2005 and December 31, 2004 exceeded the regulatory requirements. We have never been subject to monetary or other penalties for failure to meet liquidity requirements.

The Company’s principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan originations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Items considered when managing the Company’s liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needed to manage efficient operations. This is continuously evaluated as part of the Bank’s asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. The Company’s liquidity at September 30, 2005 included $4.2 million in cash and cash equivalents, $5.3 million in available-for-sale investments, for a total of $9.5 million to meet immediate liquidity requirements. This compares to a total of $11.8 million at December 31, 2004.

In August 2004, the Bank became a member of the Federal Home Loan Bank of Atlanta. This relationship provides additional flexibility to the Bank to expand its sources of funding to meet operational requirements. Federal Home Loan Bank borrowings totaled $21 million at September 30, 2005, compared to $8 million at December 31, 2004. In addition, the Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with International Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of September 30, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit. The interest rate in effect at December 31, 2004 was 2.85%.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2005, the Bank extended three direct and/or indirect lines of credit to two of its directors, who also serve as directors for the Company, in the aggregate amount of $6.1 million, of which $5.9 million was extended to a business entity affiliated with Stephen L. Perrone and secured by real estate, and $200,000 was extended to Leonard F. Marinello and is unsecured. At December 31, 2004, the Bank extended a $695,000 line of credit to Stephen L. Perrone.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2004 TO SEPTEMBER 30, 2005

FINANCIAL CONDITION

Total assets increased by $52.0 million, or 27%, to $243.5 million at September 30, 2005 from $191.5 million at December 31, 2004. The increase in total assets was due primarily to an increase in net loans receivable.

Net loans receivable increased by $53.1 million or 35%, to $206.8 million at September 30, 2005, from $153.7 million at December 31, 2004. The increase in these earning assets was the result of net loan originations during the nine months ended September 30, 2005.

The securities portfolio and cash decreased by $2.8 million to $24.8 million at September 30, 2005 from $27.6 million at December 31, 2004. The decrease was due to the use of cash to fund loans.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $2.1 million at September 30, 2005, and which when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

•

Total loans classified as “substandard” and not considered to be significant commercial and industrial loans, carry a required general reserve of 15 percent.

•

Total loans classified as “doubtful” and not considered to be significant commercial and industrial loans, carry a required general reserve of 50 percent.

•

Total loans classified as “loss” carry a required general reserve of 100 percent.

Specific Reserves: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

During the nine months ended September 30, 2005, the Company made a $514,000 provision for loan losses, primarily to provide for new loans added to the portfolio. During this period loan charge offs amounted to $78,000 and a $69,000 reserve for unfunded commitments was reclassified to other liabilities. Loan recoveries amounted to $87,000 in the period. Collectively, these items result in a $2.1 million allowance for loan losses at September 30, 2005.

The Bank’s impaired assets were $2.3 million at September 30, 2005, or 1.12% of total gross loans, compared to $2.1 million at December 31, 2004, or 1.32% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans and discount	$2,337	$2,057
Other real estate owned and repossessions	—	—
Total impaired and other	$2,337	$2,057
Percent impaired and other/total loans	1.12%	1.32%
Gross loans	$208,981	$155,408

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. All nonperforming loans are considered to be impaired. The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Real estate	$—	$20
Commercial and consumer	46	121
Consumer	—	—
Accrual loans:
Commercial	—	—
Installment	—	—
Restructured loans	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$46	$141

Total nonperforming assets have decreased in 2005 from December 31, 2004 by $95,000. In management’s best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $29.9 million, or 18%, to $200.6 million at September 30, 2005 from $170.7 million at December 31, 2004 due to higher deposit balances and FHLB borrowings. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $178.0 million at September 30, 2005 from $158.2 million at December 31, 2004. The 13% increase reflected general business growth.

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

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	September 30, 2005	December 31, 2004
	(In thousands)

NOW accounts	$7,127	$9,542
Money market accounts	17,575	21,029
Savings accounts	4,160	4,910
Certificates of deposit under $100,000	53,310	40,183
Certificates of deposit $100,000 and more	59,227	46,263
Total interest-bearing deposits	141,399	121,927
Non-interest bearing deposits	36,551	36,231
Total deposits	$177,950	$158,158

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $21.0 million at September 30, 2005, compared to $8.0 million at December 31, 2004. This increase of $13.0 million, or 163%, relates to greater use of this borrowing facility to fund loan growth. See Financial Statement Footnote No 4.

CAPITAL

The Company’s total stockholders’ equity was $42.8 million at September 30, 2005, an increase of $22.1 million, or 107%, from $20.7 million at December 31, 2004. The increase was due primarily to the issuance of net proceeds of $20.6 million from two private placement offerings of equity securities and from earnings of $1.9 million. This was partially offset by redemption of $315,000 of preferred shares in the period.

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

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintain minimum leverage ratios (set forth in the table below). Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points.

At September 30, 2005, the Company’s total risk-weighted capital ratio was 18.20%, the Tier I risk-weighted capital ratio was 17.16% and the Tier I leveraged capital ratio was 15.01%.  At September 30, 2005, the Bank’s total risk-weighted capital ratio was 17.76%, the Tier I risk-weighted capital ratio was 16.72% and the Tier I leveraged capital ratio was 14.63%. Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company and the Bank’s ratios at September 30, 2005 and December 31, 2004 are listed below.

Capital Ratios	September 30, 2005	December 31, 2004	Adequate	Well Capitalized

PanAmerican Bancorp
Total risk-weighted capital	18.20%	10.09%	>8%	>10%
Tier 1 risk-weighted capital	17.16%	8.86%	>4%	>6%
Tier 1 leverage capital	15.01%	8.24%	>4%	>5%

PanAmerican Bank
Total risk-weighted capital	17.76%	10.03%	>8%	>10%
Tier 1 risk-weighted capital	16.72%	9.00%	>4%	>6%
Tier 1 leverage capital	14.63%	8.37%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company reported net income of $1.9 million for the nine month period ended September 30, 2005 compared to a net loss of $463,000 for the nine month period ended September 30, 2004. Basic and diluted earnings per share from continuing operations were $0.18 and $0.16 for the nine months ended September 30, 2005 after a $14,361 dividend on preferred stock. Basic and diluted loss per share was $0.08 for the nine months ended September 30, 2004 after a $123,897 dividend on preferred stock.

The change in the results from the nine months ended September 30, 2004 to the nine months ended 2005 was due to a number of components including significant growth of the Bank and a reduction in the provision for loan losses, as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2005 was $7.9 million compared to $4.4 million for the nine months ended September 30, 2004, an increase of $3.5 million, or 79%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine month period ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$22,930	$682	3.98%	$18,899	$539	3.80%
Federal funds sold and other	6,202	133	2.87	9,880	75	1.01
Loans:
Commercial loans (2)	27,269	1,622	7.95	24,869	1,134	6.08
Commercial mortgage loans (2)	120,121	6,867	7.64	70,953	3,659	6.88
Consumer loans(2)	2,388	131	7.31	2,369	112	6.28
Residential mortgage loans (2)	30,606	1,717	7.50	7,869	346	5.87
Home equity and other loans (2)	1,429	84	7.86	1,859	139	9.98
Total loans	181,813	10,421	7.66	107,919	5,390	6.66
Total interest earning assets	210,945	11,236	7.12	136,698	6,004	5.86
Non-interest earning assets	15,116			16,623
Total	$226,061			$153,321
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$30,007	304	1.35	$25,351	180	0.95
Savings accounts	4,913	40	1.10	5,848	37	0.84
Certificates of deposit	99,015	2,418	3.26	65,730	1,241	2.52
Total interest-bearing deposits	133,935	2,762	2.76	96,929	1,458	2.01
Federal funds purchased and securities sold under repurchase agreement	1,014	31	4.10	3,487	41	1.57
Federal Home Loan Bank advances	20,868	576	3.69	2,502	122	6.51
Total interest bearing liabilities	155,817	3,369	2.89	102,918	1,621	2.10
Non-interest bearing liabilities	42,643			34,575
Shareholders’ equity	27,601			15,828
Total	$226,061			$153,321
Net Interest income and yield on net interest-earning assets		$7,867	4.99%		$4,383	4.28%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $201,000, or 33%, to $815,000 for the nine months ended September 30, 2005 from $614,000 for the nine months ended September 30, 2004, due primarily to an 89 basis point increase in yield from 2004 and by an increase of $0.4 million, or 1% in average volume of investments.

Interest and fees on loans increased by $5.2 million, or 87%, in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increase in loan income resulted from an increase in total average loan balances outstanding of $73.9 million from $107.9 million for the Nine months ended September 30, 2004 to $181.8 million for the same period in 2005. The increase in the average balance of loans was primarily due to increasing loan origination. These volume increases were further enhanced by higher interest yields of 100 basis points when comparing the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. The yield on interest-earning assets was 7.12% for the nine months ended September 30, 2005, a 126 basis point increase from 5.86% for the nine months ended September 30, 2004. The Bank has experienced an impact from rising interest rates in 2005 and assets have been invested at higher rates in the nine months ended September 30, 2005.

Total interest expense increased $1.7 million, or 108% to $3.4 million for the nine months ended September 30, 2005 as compared to $1.6 million for the nine months ended September 30, 2004. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $37.0 million or 38%, to $133.9 million for the nine months ended September 30, 2005 from $96.9 million for the same period in 2004. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 75 basis points on a year over year basis. In addition, other average borrowings increased to $21.9 million for the 2005 period as compared to $6.0 million for 2004. This increase was primarily due to increased FHLB advances totaling $18.4 million over the period. Average yields from FHLB advances have declined for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the repayment of higher rate advances that were replaced by lower interest borrowings in the period.

NON-INTEREST INCOME

Total non-interest income increased $168,000, or 25%, to $836,000 for the nine months ended September 30, 2005 from $668,000 for the nine months ended September 30, 2004. This increase was primarily the result of increased fees on deposit accounts and other customer fees on the larger customer base of the Bank in 2005.

NON-INTEREST EXPENSE

Total non-interest expense increased by $1.6 million, or 34%, to $6.3 million for the nine months ended September 30, 2005 period from $4.7 million for the nine months ended September 30, 2004. The increase was primarily due to the increased size of the Bank in 2005.

The increase in total non-interest expense over the previous year was partially due to a $903,000, or 44%, increase in salaries and employee benefits for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to increases in staffing. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.

Occupancy and equipment expenses were $1.2 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004. This increased cost was primarily due to rent expenses for four new branch locations for a portion of the comparison period.

Other expenses increased $546,000 to $2.1 million for the nine months ended September 30, 2005 as compared to $1.6 million for the nine months ended September 30, 2004. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Professional fees are higher during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 by $382,000, or 211%, due to a wider range of services covered for expanded loan, compliance and general corporate matters including Sarbanes-Oxley compliance, and this trend is expected to continue throughout 2005. Directors fees of $90,000 were paid in 2005 but were not paid in 2004. Advertising costs were $59,000 higher than the comparable period for the nine months ended September 30, 2004. Data processing costs for 2005 decreased by $61,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to inclusion of $212,000 of non-recurring system integration expenses related to the Gulf Bank transaction in 2004.

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

Management determined a provision totaling $514,000 was needed for the nine months ending September 30, 2005, due to new loan business booked in the year. The provision for the 2004 period was $835,000 and included a write off of $582,000 related to a product line that is no longer offered by the Bank.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance against the deferred tax asset has been recorded to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization. No income tax expense or benefit has been recorded for the nine months ended September 30, 2005 and 2004. As taxable income is generated and a current tax liability incurred, management has partially reversed the valuation allowance and recorded a deferred tax benefit to offset otherwise recordable current tax expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The Company reported net income of $781,000 for the three month period ended September 30, 2005 compared to $159,000 for the three month period ended September 30, 2004. Basic and diluted earnings per share from continuing operations were $0.06 and $0.05, respectively, for the three months ended September 30, 2005. Basic and diluted loss per share was $0.00 for the three months ended September 30, 2004.

The change in the quarterly results from 2004 to 2005 was due to a number of components including significant growth of the Bank, as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended September 30, 2005 was $3.0 million compared to $1.8 million for the three months ended September 30, 2004, an increase of $1.2 million, or 63%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $1.9 million, or 81%, to $4.3 million for the three months ended September 30, 2005 from $2.4 million for the three months ended September 30, 2004, due primarily to significant loan growth and improved yields on investments and federal funds sold.

Total interest expense increased $788,000, or 140%, to $1.3 million for the three months ended September 30, 2005 as compared to $0.6 million for the three months ended September 30, 2004. The increase in interest expense was primarily attributed to the increase in volume of deposits as well as increased rates on a year over year basis. In addition to higher Deposit Interest Expense in the three months ended September 30,2005, Other Interest Expense was significantly higher than the three months ended September 30, 2004 due to higher FHLB advances.

NON-INTEREST INCOME

Total non-interest income increased $11,000, or 5%, to $251,000 for the three months ended September 30, 2005 from $240,000 for the three months ended September 30, 2004. This increase was primarily the result of increased fees on deposit accounts and other customer fees on the larger customer base of the Bank in 2005.

NON-INTEREST EXPENSE

Total non-interest expense for the three months ended September 30, 2005 increased by $682,000, or 40%, to $2.4 million from $1.7 million for the three months ended September 30, 2004. The increase was primarily due to the increased size of the Bank in 2005.

The increase over the previous year was partially due to a $360,000, or 48%, increase in salaries and employee benefits for the 2005 period compared to the 2004 period due primarily to increases in staffing. The Bank added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.

Occupancy and equipment expenses were $444,000 for the three months ended September 30, 2005 compared to $389,000 for the three months ended September 30, 2004. This increased cost was primarily due to increased rental rates at bank offices and rent expenses for one additional branch location.

Other expenses increased $267,000 to $837,000 for the three months ended September 30, 2005 period as compared to $570,000 for three months ended September 30, 2004. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank. Professional fees were higher in the three months ended September 30, 2005 by $152,000, or 193%, due to a wider range of services covered for expanded loan, compliance and general corporate matters including Sarbanes-Oxley compliance, and this trend is expected to continue throughout 2005. Directors fees of $30,000 were paid in 2005 but were not paid in 2004. Advertising costs were $25,000 higher than the comparable period for 2004.

PROVISION FOR LOAN LOSSES

Management determined a provision totaling $41,000 was needed for the three months ended September 30, 2005, due to new loans originated in the three months ended September 30, 2005.  This compares to $196,000 for the three months ended September 30, 2004. The decrease in 2005 reflects a slower rate of loan growth for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Item 3.

Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated, recorded, processed, summarized, and communicated to the Company’s management , including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the quarter ended September 30, 2005, the Company did not timely file a Current Report on Form 8-K to disclose the July 21, 2005 grant of options to the Company’s directors and executive officers. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on September 23, 2005.

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

[Balance of page intentionally left blank]

PART II — OTHER INFORMATION

Item 1.

 Legal Proceedings

On May 12, 2004, Fausto Marquez commenced an action against PanAmerican Bank entitled Fausto Marquez, an individual and as Lead Organizer in the Global Bank, a banking organization in the process of being formed et. al, Case No. 03-21466 20, Miami-Dade County Circuit Court. Mr. Marquez alleged that PanAmerican Bank had interfered with his efforts to purchase Gulf Bank. The court has dismissed the claims of Mr. Marquez against PanAmerican Bank with prejudice. Mr. Marquez moved for re-consideration of that ruling. At a hearing held on November 9, 2005 the Court denied the Marquez motion for reconsideration.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2005, the Company raised $17.4 million by selling 4,350,000 units, consisting of, in aggregate, 4,350,000 shares of Common Stock and Series F Warrants to purchase 2,175,000 shares of Common Stock, at a purchase price of $4.00 per unit, to investors in a private placement. In addition, the Company issued 391,500 warrants to purchase, in aggregate, 391,500 shares of Common Stock to the placement agents, at a purchase price of $4.00 per warrant, as part of compensation for their services related to the private placement. The Company is also obligated to pay, in aggregate, fees and commission of approximately $1.5 million to the placement agents.

In addition, on October 27, 2005, the Company raised $12.6 million by selling 3,150,000 units consisting of, in aggregate, 3,150,000 shares of common stock and Series F Warrants to purchase 1,575,000 shares of common stock at a purchase price of $4.00 per unit to a group of investors, collectively referred to as the York Entities, in the private placement. The Company issued 283,500 warrants to purchase, in aggregate, 283,500 shares of common stock to the placement agents, at a purchase price of $4.00 per warrant, as part of compensation for their services related to the private placement. The Company is also obligated to pay, in aggregate, fees and commission of approximately $1.0 million to the placement agents.

The Company offered and sold all of its shares of common stock and Series F Warrants in the private placement to “accredited investors,” as such term is defined in Rule 501 of Regulation D, without general solicitation or general advertising, and, as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

The information about this private placement and the terms of Series F Warrants was previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on August 5, 2005 and November 1, 2005, respectively. For further details about this private placement see the foregoing Forms 8-K.

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
10.1

Form of the Securities Purchase Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.2

Form of the Registration Rights Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.3

Non-Qualified Stock Options granted to outside directors and Incentive Stock Options granted to executive officers on July 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2005).

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

PANAMERICAN BANCORP

November 14, 2005	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

November 14, 2005	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s proxy statement filed with the SEC on June 17, 2005)
3.2	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2005)
4.1	Form of Series F Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)
10.1

Form of the Securities Purchase Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.2

Form of the Registration Rights Agreement, dated as of August 1, 2005, by and among the Company and the investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2005)

10.3

Non-Qualified Stock Options granted to outside directors and Incentive Stock Options granted to executive officers on July 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2005).

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