Form 10-Q/A
period 2003-03-31
Sun American Bancorp
filed 2006-02-14
CIK 1042521

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

(Amendment No. 1)

———————

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission File No: 0-22911

SUN AMERICAN BANCORP

(Name of small business as specified in charter)

Delaware

(State or other jurisdiction of incorporation)

65-0325364

(IRS Employer Identification Number)

3400 Coral Way, Miami, Florida  33145  (305) 421-6800

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 8, 2003, the issuer had 27,759,333 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐; NO ☒

Explanatory Note

Sun American Bancorp, formerly known as PanAmerican Bancorp, is filing this amendment to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 solely to add the certifications required by the rules and regulations of the Securities and Exchange Commission implementing Section 906 of the Sarbanes-Oxley Act of 2002. There were no other changes to the Quarterly Report included in this Form 10-QSB/A (Amendment No. 1) other than the addition of the certifications included as Exhibits 32.1 and 32.2 hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 13, 2006

SUN AMERICAN BANCORP

By:	/s/ MICHAEL E. GOLDEN
Name:	Michael E. Golden
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer
/s/ MICHAEl E. GOLDEN	Chief Executive Officer	February 13, 2006
Michael E. Golden
(ii) Principal Accounting Officer
/s/ ALFREDO M. BARREIRO	Chief Financial Officer	February 13, 2006
Alfredo M. Barreiro