Form 10KSB
period 2005-12-31
Sun American Bancorp
filed 2006-03-29
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-KSB

————————

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-22911

______________

SUN AMERICAN BANCORP

(Exact name of small business issuer in its charter)

______________

Delaware	65-0325364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3400 Coral Way, Miami, Florida	33145
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (305) 421-6800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $17,138,374.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer, based upon the closing price of $5.38 on the American Stock Exchange, on March 10, 2006, was $63,397,678. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant’s outstanding common stock were deemed to be affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 10, 2006:

18,592,162 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-KSB incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART – I

Item 1.     Description of Business

3

Item 2.     Description of Property

12

Item 3.     Legal Proceedings

14

Item 4.     Submission of Matters to a Vote of Security Holders

14

PART – II

Item 5.     Market for Common Equity, Related Stockholder Matters and

Small Business Issuer Purchases of Equity Securities

15

Item 6.     Management’s Discussion and Analysis or Plan of Operation

16

Item 7.     Financial Statements

39

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

67

Item 8A.   Controls and Procedures

67

Item 8B.   Other Information

67

PART – III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

68

Item 10.   Executive Compensation

68

Item 11.   Security Ownership of Certain Beneficial Owners and Management and

Related Stockholders Matters

68

Item 12.   Certain Relationships and Related Transactions

68

Item 13.   Exhibits

68

Item 14.   Principal Accountant Fees and Services

69

SIGNATURES

70

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by Sun American Bancorp (“the Company”) from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; and (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

PART – I

Item 1.

Description of Business

General

History

The Company is a single bank holding company headquartered in Miami, Florida and organized under the laws of the state of Delaware. The corporate office is located at 3400 Coral Way in Miami, Florida 33021. Its telephone number is (305) 421-6800. Sun American Bancorp is a reporting company and files the following reports and other information with the Securities and Exchange Commission: Form 10-KSB, Form 10-QSB, Form 8-K, and Form 14A. The Company’s financial information and reporting history may be accessed through the EDGAR online service.

Sun American Bancorp was originally incorporated in 1992 under the name of PCM Acquisition Group, Inc., for the sole purpose of acquiring Florida First International which was renamed Southern Security Bank Corporation. In 2000, while under a cease and desist order from Federal bank regulators, Southern Security Bank was reorganized and infused with new capital by a group of investors. In 2001, Southern Security Bank Corporation acquired the assets and assumed deposits and certain liabilities of PanAmerican Bank. As part of the transaction, Southern Security Bank adopted the name PanAmerican Bank and the Holding Company was renamed PanAmerican Bancorp. In 2004, PanAmerican Bancorp acquired the assets and assumed deposits and certain liabilities of Gulf Bank and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida. On January 12, 2006, the Company changed its name from PanAmerican Bancorp to Sun American Bancorp. The Company’s board of directors and stockholders approved the name change. In addition, the trading symbol for the Company’s common stock was changed from “PNB” to “SBK.” On January 20, 2006, we also changed the name of our bank subsidiary from PanAmerican Bank to Sun American Bank (the “Bank”).

In 2005, the Company completed several private offerings of equity securities that contributed $35.5 million of net new capital to the Company. In addition to the private placement offerings, $919,000 of new capital was raised through the exercise of warrants and options.

Sun American Bank

The Company owns 99.9% of the issued and outstanding common shares of the Bank. The Bank is chartered by the State of Florida and is engaged in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation and it is a member of the Federal Reserve System and the Federal Home Loan Bank. The Bank’s primary market areas are Miami-Dade, Broward, and Palm Beach County in Florida, where it operated seven branch offices in 2005 at the following locations: 3400 Coral Way, Miami, Florida (this is the Bank’s and the Company’s corporate office); 3475 Sheridan Street, Hollywood, Florida; 1200 N. Federal Highway, Boca Raton, Florida, 3501 West Boynton Beach Boulevard, Boynton Beach, Florida; 2800 SW 8th Street, Miami, Florida; 2500 NW 97th Avenue, Miami, Florida; and 2770 S.W. 27th Avenue, Miami, Florida. On March 13, 2006, the Bank opened its eighth branch at 2000 PGA Boulevard, Palm Beach Gardens, Florida. All locations are full-service branches.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings, money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. Deposit levels may, however, vary with local and national economic conditions.

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

Management is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of the Company or the Bank.

Financial Highlights

The Company has experienced significant growth in recent years through select acquisitions and internal generation of new business. Management has focused on growing the loan portfolio by concentrating on origination of high-quality real estate loans, and by competitively pricing deposit products to maintain our interest rate spread. Management has also closely monitored operating expenses in an effort to enhance the financial results. Highlights are noted below:

•

Total assets have grown from $191.5 million at December 31, 2004 to $277.2 million at December 31, 2005, an increase of 45 percent.

•

Total loans have grown from $153.7 million at December 31, 2004 to $210.7 million at December 31, 2005, an increase of 37 percent.

•

Total deposits have grown from $158.2 million at December 31, 2004 to $193.5 million at December 31, 2005, an increase of 22 percent.

•

Shareholders’ equity has grown from $20.7 million at December 31, 2004 to $59.6 million at December 31, 2005, an increase of 187 percent.

Growth Strategy

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to its loan portfolio and bringing in new deposits. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well” capitalized position. The Company intends to pursue this business strategy while managing asset quality.

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $5.0 million. The Bank’s legal lending limit for secured and unsecured loans was $13.1 million and $7.8 million, respectively, as of December 31, 2005. In addition, the Company shares participation in loans with other banks for loans generated that exceed its or the other bank’s legal lending limit.

Attract and retain highly qualified and productive staff across all levels of the organization and focusing on low net overhead. Key to the Company’s growth and profitability is management’s experience in providing community banking services and the ability to create a culture committed to both proactive sales and disciplined credit quality. The Company’s practice of employing highly qualified and productive individuals at all levels of the organization is key to meeting business goals and maintaining lower costs.

Enhance and upgrade our business platform to support business growth. The Company will continue to invest in systems, technology and people to facilitate an administrative infrastructure that is efficient and maintains a satisfactory level of internal control and regulatory compliance.

Maintain the level of earning assets as they relate to operating expenses in order to improve profitability. The Company is pursuing a growth strategy by increasing the level of earning assets, primarily through increases in the loan portfolio, and by increasing the level of capital in support of this growth. At the same time, we are continually analyzing our operating expenses to find areas where costs can be reduced through greater efficiency.

Increase the Company’s capital base to support business growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to achieve growth plans. In 2005, the Company completed several private offerings of equity securities that contributed $35.5 million of net new capital for the Company.

Market Area

The Company’s primary market areas for loan and deposit growth are Miami-Dade, Broward, and Palm Beach counties in southeast Florida where the Company operates eight full-service banking offices. This metropolitan area has a large and diverse population. Southeast Florida traditionally has strong tourism and taxable sales. The area experiences high tourism and housing demand both of which benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. The Company has also experienced a growing demand for commercial loans throughout the Company’s market areas.

The diverse South Florida region includes a large population of retirees. In addition, many of the Bank’s customers, due to their Hispanic backgrounds, speak Spanish. In Miami-Dade County, the Bank has four full service banking offices. In Broward County, the Bank has a full service banking branch located in the city of Hollywood. In Palm Beach County, the Bank has three full service branches located in the cities of Boca Raton, Boynton Beach and Palm Beach Gardens which recently opened in March 2006.

Competition

The Company faces substantial competition in all phases of operations from a variety of different competitors. Competition for deposits, loans, and other financial services come from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than the Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Bank competes by offering high levels of attention to its customers, providing personalized services that its larger competitors can not match. In those instances where the Bank is unable to provide services a customer needs, it arranges for those services to be provided by other banks with which it has business relationships.

The Company maintains a strong community orientation by, among other things, supporting active participation of its employees in local business, charitable, civic, school and church activities.

Supervision and Regulation

The Holding Company and the Bank are highly regulated entities, which are governed by various federal state governmental authorities. As explained more fully below, Federal and Florida banking laws and regulations govern all areas of the operations of the Company and the Bank, including reserves, loans, capital, payment of dividends, establishment and closing of branches, the granting of credit under equal and fair conditions, and the disclosure of the cost and terms of such credit. As the Company’s primary federal regulator, the Board of Governors of the Federal Reserve System has authority to initiate civil and administrative actions and take other measures against the Bank and its institution-affiliated parties, which include the Bank’s officers, directors, employees, 10%-or-greater shareholders and (under certain circumstances) the Bank’s professionals, for any violation of law or any action that constitutes an unsafe or unsound banking practice. Such enforcement actions include the issuance of cease and desist orders, civil money penalties, and the removal of and prohibition against the Bank’s institution-affiliated parties from actively participating in the conduct of the Bank’s affairs.

Bank Holding Company Regulation and Supervision

Sun American Bancorp is a one-bank holding company, registered with the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. As such, the Holding Company and the Bank are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Bank. The Holding Company is required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the Bank Holding Company Act of 1956. The Federal Reserve Bank may conduct examinations of the Holding Company and the Bank. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, the Holding Company is required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Bank’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the Federal Reserve Bank’s regulations or both.

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

Bank Regulation and Supervision.

As a Federal Reserve Bank member state Bank, the principal federal regulator of the Bank is the Federal Reserve Bank and, therefore, the Bank is subject to the regulations and administrative practices of the Federal Reserve Bank. In addition, as a state bank chartered by the State of Florida, the Bank is subject to the Florida Banking Code which is administered by the Office of Financial Regulation as well as the rules and regulations of the Office of Financial Regulation. The deposit obligations of the Bank are insured by the FDIC in the maximum individual amounts of $100,000 each. The Florida Department of Financial Services supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meetings, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the Federal Reserve Bank. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2005, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

Management has entered into agreements with the federal and state regulators to remain well capitalized and improve the policies and procedures in administrative areas affecting internal audit, asset and liability management and compliance. Management has also agreed to periodically report to the regulatory authorities on our progress in these areas.

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

Interstate Banking and Branching

Florida banks are permitted by Florida statute to branch statewide. Such branch banking, however, is subject to prior approval by the Office of Financial Regulation, and agreement by the Federal Reserve Bank and the

Federal Deposit Insurance Corporation. Any approval by the Office of Financial Regulation, Federal Reserve Bank and the Federal Deposit Insurance Corporation of branching by the Bank would take into consideration several factors, including our level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Office of Financial Regulation, Federal Reserve Bank and the Federal Deposit Insurance Corporation for purposes of determining whether approval should be granted to open a branch office.

Affiliate and Insider Restrictions

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

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit of other federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, the bank is required to maintain an investment in Federal Reserve Bank stock. In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta and is required to maintain an investment in Federal Home Loan Bank stock. The Bank is required under state and federal regulations to maintain a minimum amount of liquid assets.

A committee consisting of Bank Officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. The Company’s investment policies generally limit investments to U.S. Government and U.S. Government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Company’s investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, credit quality, yield, settlement date and maturity of the investment, the Bank’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposit maturities and anticipated loan amortization and repayments). The effect that the proposed investment would have on the Bank’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

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

Allowance for Loan Losses. Management believes it has established the existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request us to increase significantly the allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the financial condition and results of operations.

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

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. We have established a correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. At December 31, 2005, the Bank maintained an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2005.

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

The Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table later in this document of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2005, the Company has met the capital adequacy requirements as defined by these definitions, and were well capitalized.

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

At December 31, 2005, the Bank did not maintain any correspondent accounts for non-U.S. banking institutions.

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

The foregoing requirements were included in the Bank’s anti-money laundering program as of December 31, 2005 as required by this act.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Management cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices. The Company’s earnings will be affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions. The Federal Reserve Board’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of commercial banks. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Federal and State Taxation

The Company reports the income of the Holding Company and the Bank on a fiscal year, consolidated basis and the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.

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

Employees

At December 31, 2005, there were 74 full time employees at the Bank level. A portion of three employees’ salaries is charged to the Company. The employees are provided with group life, health, major medical, dental and vision insurance, and long term disability. None of the employees of the Company or the Bank are represented by any collective bargaining units. The Company considers its employee relations to be good.

Item 2.

Description of Property

The Bank owns one parcel of real property which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. As of December 31, 2005, the book value of this property was $903,000 less accumulated depreciation of $54,000 resulting in a net book value of $849,000.

As of December 31, 2005, the Company has leased 11 facilities and the material terms of these leases are as follows:

a.

Bank’s main office, full service branch office and the Company’s corporate office

1.

3400 Coral Way, Miami, Florida

2.

11,464 square feet

3.

3 year term, expiring February 16, 2007 with option to renew lease for one 3 year period.

4

The rent (including CAM and other costs) is approximately $34 per square foot at December 31, 2005, resulting in total annual base rent of approximately $387,400.

b.

Full service branch office

1.

3475 Sheridan Street, Hollywood, Florida

2.

4,800 square feet

3.

10 year term, option to renew lease was exercised at December 31, 2003 to extend term to December 31, 2013.

4

The rent (including CAM and other costs) is approximately $40 per square foot at December 31, 2005, resulting in total annual base rent of approximately $192,000.

c.

Full service branch office

1.

1200 N. Federal Highway, Boca Raton, Florida

2.

5,388 square feet

3.

10 year term, expiring September 2012

4.

The base rent (including CAM and other costs) is $30 per square foot at December 31, 2005 resulting in total annual rent of approximately $160,000.

d.

Full service branch office

1.

2500 N.W. 97th Avenue, Miami, Florida

2.

2,986 square feet

3.

Assumption of 10 year term, expiring August 14, 2009 with 2 options to renew for 2 five year periods.

4.

The base rent (including CAM and other costs) is $25 per square foot at December 31, 2005 resulting in total annual rent of approximately $74,000.

e.

Full service branch office

1.

2800 S.W. 8th Street, Miami, Florida

2.

2,284 square feet

3.

3 year term, expiring February 16, 2007 with option to renew for one 3 year period.

4.

The base rent (including CAM and other costs) is $44 per square foot at December 31, 2005 resulting in total annual rent of approximately $100,000.

f.

Full service branch office

1.

3501 West Boynton Beach Boulevard, Boynton Beach, Florida

2.

1,600 square feet

3.

5 year term, expiring August 31, 2010

4.

The base rent (including CAM and other costs) is $29 per square foot at December 31, 2005 resulting in total annual rent of approximately $46,000.

g.

Full service branch office – Opened March 13, 2006.

1.

2000 PGA Boulevard, Palm Beach Gardens, Florida

2.

3,648 square feet

3.

10 year term, expiring November 30, 2015

4.

The base rent (including CAM and other costs) is $39 per square foot at December 31, 2005 resulting in total annual rent of approximately $144,000.

h.

Full service branch office – Scheduled to open June, 2006

1.

221 Miracle Mile, Coral Gables, Florida

2.

4,000 square feet

3.

5 year term, expiring October 31, 2010

4.

The base rent (including CAM and other costs) is $50 per square foot at December 31, 2005 resulting in total annual rent of approximately $201,000.

i.

Full service branch office – Scheduled to open July, 2006.

1.

350 SE 2nd Street, Ft. Lauderdale, Florida

2.

3,500 square feet

3.

10 year term, expiring May 31, 2016.

4.

The base rent (including CAM and other costs) will be $61 per square foot as of the lease commencement date resulting in total annual rent of approximately $213,000.

j.

Full service branch office – Scheduled to open July 2006

1.

2160 West Atlantic Ave, Delray Beach, Florida

2.

3,816 square feet

3.

10 year term, expiring February 29, 2016

4.

The base rent (including CAM and other costs) will be $43 per square foot as of the lease commencement date resulting in total annual rent of approximately $162,000.

k.

Bank Operations Center – Scheduled to open June 2006

1.

7300 Corporate Center Drive, Miami, Florida

2.

14,973 square feet

3.

5 year term, expiring January 31, 2011.

4.

The base rent (including CAM and other costs) will be $25 per square foot as of the lease commencement date resulting in total annual rent of approximately $373,000.

Management believes that each of our current facilities is adequate and well suited to our current operations.

Item 3.

Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Company’s business. Management does not believe that there is any pending proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the Company’s business or financial position other than the item described below.

On May 12, 2004, Fausto Marquez commenced an action against Sun American Bank, Case No. 03-21466 20, Miami-Dade County Circuit Court. Mr. Marquez alleged that the Bank had interfered with his efforts to purchase Gulf Bank. The trial court has dismissed the claims, with prejudice. Mr. Marquez has filed an appeal, which is pending. The possible outcome of the appeal is uncertain and the amount sought by Marquez is unknown.

Item 4.

Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders (the “Special Meeting”) was held on December 16, 2005 at corporate headquarters located at 3400 Coral Way, Miami, Florida. At the Special Meeting, the stockholders approved the Amended and Restated Certificate of Incorporation to change our name to Sun American Bancorp by the following votes:

For	Against	Abstain
10,356,107	96,575	4,774

The stockholders also approved the 2005 Stock Option and Stock Incentive Plan by the following votes:

For	Against	Abstain
7,373,615	589,146	80,921

The stockholders also approved warrants to purchase 250,000 shares of common stock to be issued from time to time to the Company’s officers, directors, and consultants by the following votes:

For	Against	Abstain
7,371,630	588,131	83,921

PART – II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange under the symbol SBK. During 2005 the high and low trades respectively were $5.13 on August 5, 2005, and $3.50 on April 6, 2005. The Company’s common stock closed trading on December 30, 2005 at a price of $4.40 per share.

The following table shows the Company’s quarterly high and low sales prices for the fiscal years ended December 31, 2005 and December 31, 2004.

	2005		2004
	High $	Low $	High $	Low $
First quarter	4.25	3.82	4.70	2.50
Second quarter	4.25	3.50	4.85	3.25
Third quarter	5.13	3.90	3.38	2.50
Fourth quarter	5.05	3.98	4.11	3.04

The Company is subject to legal limitations under federal and state laws affecting the frequency and amount of dividends that may be paid to its stockholders. Banking regulators may restrict the ability of any bank holding company subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the surplus which represents the excess of the Company’s net assets over pain-in-capital or, if there is no surplus, the Company’s net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on the Company’s common stock if the Company becomes insolvent or the payment of dividends will render it insolvent. The Company does not pay, and does not anticipate paying, any cash dividends on the common stock in the foreseeable future.

As of March 10, 2006, 18,592,162 shares were issued and outstanding and were held by approximately 900 shareholders of record.

During the fiscal year ended December 31, 2005, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On March 18, 2005, the Company completed a private offering of units to accredited investors, each unit consisting of one share of common stock and one Class E Warrant. The Class E Warrants are for a five year term and provide the holder with the right to purchase one share of common stock at $4.25. The Company issued 1,586,000 units with an offering price of $4.00 for each unit. The Company received net proceeds of $5.7 million from this offering.

On August 2, 2005, the Company raised $17.4 million by selling 4,350,000 units, consisting of, in aggregate, 4,350,000 shares of common stock and Series F Warrants to purchase 2,175,000 shares of Common Stock, at a purchase price of $4.00 per unit, to investors in a private placement. In addition, the Company issued warrants to purchase, in aggregate, 391,500 shares of common stock to the placement agents, as part of compensation for their services related to the private placement. The Company paid, in aggregate, fees and commission of approximately $1.5 million to the placement agents.

In addition, on October 27, 2005, the Company raised $12.6 million by selling 3,150,000 units consisting of, in aggregate, 3,150,000 shares of common stock and Series F Warrants to purchase 1,575,000 shares of common stock at a purchase price of $4.00 per unit to a group of investors, collectively referred to as the York Entities, in the private placement. The Company issued warrants to purchase, in aggregate, 283,500 shares of common stock to the placement agents, as part of compensation for their services related to the private placement. The Company paid in aggregate, fees and commission of approximately $1.0 million to the placement agents.

On December 14, 2005, the Company raised $2.9 million by selling 728,750 units, consisting of, in aggregate, 728,750 shares of common stock and Series F Warrants to purchase 364,375 shares of common stock, at a purchase price of $4.00 per unit, to investors in a private placement. In addition, the Company issued common stock purchase warrants to purchase, in aggregate, 65,587.5 shares of common stock to the placement agents, as part of compensation for their services related to the private placement. The Company paid, in aggregate, fees and commission of approximately $247,775 to the placement agents.

The Company offered and sold all of its shares of common stock, Class E Warrants, Series F Warrants, and warrants issued to the placement agents in the foregoing private placements to “accredited investors,” as such term is defined in Rule 501 of Regulation D, without general solicitation or general advertising, and as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

The information about these private placements and the terms of Series F Warrants and warrants issued to the placement agents was previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on August 5, 2005, November 1, 2005, and December 14, 2005, respectively. For further details about these private placements see the foregoing Forms 8-K.

Information regarding the Company’s equity compensation plans required to be included in this Item 5 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Overview

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operated seven full service banking offices during 2005. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001 and Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans.

During 2005, the Company completed several private offerings to investors which added $35.5 million of net new capital. The first private placement in March involved the sale of 1,586,000 units at an offering price of $4.00 for each unit, each unit consisting of one share of common stock and one Class E Warrant. The Class E Warrants are for a five year term and provide the holder with the right to purchase one share of common stock at $4.25. The Company received net proceeds of $5.7 million from this offering. The other private placement involved the sale of 8,228,750 units at an offering price of $4.00 for each unit which consisted of one share of common stock and one Series F Warrant. Each Series F Warrant is for a five year term and provides the holder with the right to purchase 0.5 share of common stock at $4.00. The Company received net proceeds of $29.8 million from this offering. The Company is committed to raising additional capital as required to meet business growth requirements and maintain the Bank’s status as a well capitalized financial institution. The Bank’s capital exceeded statutory guidelines at December 31, 2005. There were no dividends declared in the years ended December 31, 2005 and 2004.

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks if and when opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to its loan portfolio and bringing in new deposits. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well” capitalized position. The Company intends to pursue this business strategy while managing asset quality.

As of December 31, 2005, the Company had total assets of $277.2 million, net loans of $210.7 million, deposits of $193.5 million and shareholders’ equity of $59.6 million. Average total assets increased in 2005 by $74.4 million from 2004 due to management’s efforts to grow the Bank. Capital growth corresponded with the overall growth of the Bank. The average equity to average assets ratio increased to 14.62% in 2005 from 10.68 % in 2004.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public, supplemented by Federal Home Loan Advances and capital infusions from the Company, and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 25%) was generally held in cash and invested in government backed investment grade securities.

The Company’s profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned, frequency of rate changes, and interest rate paid to the Bank’s deposit base, determines the nature and extent to which the Bank may be profitable. For example, if the income generated by net interest income plus non-interest income is in excess of operating expenses and loan loss reserves, the Bank should be operating profitably. Noninterest income consists primarily of service charges and fees on deposit accounts. Noninterest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid the FDIC, as well as other operating expenses.

One of the strategies to maintain current profits of the Bank is to control operating expenses. Management’s goal is to control the growth of operating expenses at a slower rate than the rate at which we grow our revenues. To accomplish this goal, management continues to analyze our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. The Company has improved profitability since 2001. Net income was $2.9 million for 2005 as compared to net losses of $228,000, and $443,000 for 2004, and 2003, respectively. Earnings in 2005 were driven by a 61% increase in average net loans resulting in higher net interest income and loan fees, coupled with a strong focus on credit quality which resulted in lower provision for loan losses. This improvement in revenues and provision for loan losses more than offset the increases in noninterest expenses.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified five policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (see EARNING ASSETS).

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2005, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

Acquisitions: The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Investment Securities: The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that the Company owns in some of these equity securities may be in excess of the securities average daily trading volume. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

Income Taxes: The Company files a consolidated federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance, if needed, reduces deferred tax amounts to the amount expected to be realized.

The Company’s management, in consultation with the Audit Committee of the Board of Directors of the Company, has reviewed and approved these critical accounting policies.

Selected Consolidated Financial Data

	2005	2004	2003
	(Dollars in Thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,581	$6,214	$3,190
Investments	26,369	22,574	19,572
Loans, net	210,665	153,730	66,197
Total assets	277,151	191,467	94,100
Total deposits	193,465	158,158	80,133
Total shareholders’ equity	59,625	20,746	9,847
Book value per common share	3.22	2.44	1.73
Selected Consolidated Statements of Operations
Data:
Net interest income	$11,303	$6,519	$3,735
Provision for loan losses	475	1,397	978
Noninterest income	1,075	969	654
Noninterest expense	8,982	6,319	3,854
Minority Interest	(2)	—	—
Net income (loss)	$2,919	$(228)	$(443)
Basic earnings (loss) per share	$0.24	$(0.05)	$(0.08)
Diluted earnings (loss) per share	0.21	(0.05)	(0.08)
Selected Financial Ratios:
Return on average assets	1.24%	(0.14)%	(0.47)%
Return on average equity	8.50%	(1.33)%	(4.65)%
Ratio of average equity to average assets	14.62%	10.68%	10.16%

Earning Assets

A primary strategy of the Company continues to be to increase the level of earning assets as they relate to operating expenses in order to improve profitability. The Company is pursuing a growth strategy by increasing the level of earning assets, primarily through increases in loan origination in the communities the Company serves and by increasing the level of capital in support of this growth. Interest-earning assets, which consist of loans, investments, Federal Funds Sold, Federal Home Loan Bank Stock, and Federal Reserve Bank Stock, totaled $261.0 million at December 31, 2005, an $84.7 million, or 48%, increase from $176.3 million at December 31, 2004.

Lending Activities

The Company’s principal lending areas have been defined as all census tracts within the tri-county area of Palm Beach, Broward and Miami-Dade Counties, Florida. The Bank’s customers are predominantly small to medium-sized businesses, individual investors and consumers. Collateralized loans, the most common of which follow, are extended on similar terms to all of the Bank’s customers and have an inherent degree of risk:

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

As a significant part of the Company’s growth strategy, it is increasing its efforts to develop new business relationships and is increasing its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $5 million. The Bank’s legal lending limit for secured and unsecured loans was $13.1 million and $7.8 million as of December 31, 2005 and $4.1 million and $2.5 million as of December 31, 2004, respectively. During 2005, the Company raised $35.5 million of net new capital through several share offerings thus increasing the Bank’s legal lending limit and allowing it to meet the loan needs of larger customers. The Bank also has approximately 16 participating loans with other banks, which totaled approximately $5.0 million as of December 31, 2005.

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

Loan Solicitation and Processing. Loan applicants come primarily through the efforts of the Bank’s loan officers who seek out existing customers, referrals by realtors, previous and present customers of the Bank, business acquaintances, and walk-ins. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. On mortgage loans, an appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Florida.

Commercial Real Estate Loans. The Bank’s primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. Commercial mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period, with balloon payments due at the end of five to ten years. At December 31, 2005 commercial mortgage loans represented 64% of the total loan portfolio compared to 70% at December 31, 2004. The average balance of commercial mortgage loans was $123.1 million for 2005 and $79.3 million for 2004. Income from these loans totaled $9.7 million and $5.5 million for 2005 and 2004.

Commercial Loans. Another lending focus of the Bank is to small and medium-sized businesses in a variety of industries. The Company makes a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines, purchases of machinery, and business expansion (including acquisition of real estate and improvements). At December 31, 2005, commercial loans represented 12% of the total loan portfolio compared to 13% at December 31, 2004. The average balance of commercial loans was $26.9 million for 2005 and $25.5 million for 2004. Income from these loans totaled $2.2 million and $1.6 million for 2005 and 2004.

Consumer Lending. The Bank offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans. At December 31, 2005, residential mortgage loans represented 23% of the total loan portfolio compared to 15% at December 31, 2004. The average balance of residential mortgage loans was $34.5 million for 2005 and $8.1 million for 2004. Income from these loans totaled $2.7 million and $484,000 for 2005 and 2004. At December 31, 2005, consumer, home equity, installment, and other loans represented 1% of the total loan portfolio compared to 2% at December 31, 2004. The average balance of consumer, home equity and installment loans was $3.6 million for 2005 and $3.9 million for 2004. Income from these loans totaled $276,000 for 2005 and $310,000 for 2004.

Loan Portfolio Summary. Major categories of loans included in the portfolio at December 31 are as follows (in thousands):

	2005	2004	2003	2002	2001
Commercial	25,563	19,509	22,585	17,411	11,269
Commercial real estate	136,096	109,145	37,608	31,340	21,780
Residential real estate	48,254	23,623	2,466	8,959	7,411
Consumer and home equity	2,595	3,220	4,283	2,915	4,599
Other	801	269	129	251	5
	213,309	155,766	67,071	60,876	45,064
Deferred loan costs	(525)	(358)	(136)	(92)	(29)
Allowance for Loan Losses	(2,119)	(1,678)	(738)	(748)	(514)
Net Loans	210,665	153,730	66,197	60,036	44,521

Loan Maturity Schedule. The following schedule sets forth the time to contractual maturity of our loan portfolio at December 31, 2005. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Total	One Year Or Less	One through Five Years	Over Five Years
	(In Thousands)
Commercial	$25,563	$18,014	$6,607	$942
Commercial real estate	136,096	49,784	38,646	47,666
Residential real estate	48,254	19,767	11,583	16,904
Consumer and home equity	2,595	704	608	1,283
Other	801	801	—	—
	213,309	$89,070	$57,444	$66,795
Net Deferred Loan Fees	(525)
	$212,784

At December 31, 2005 fixed rate loans due after one year are approximately $28.2 million and adjustable rate loans due after one year are approximately $96.0 million.

Asset Quality. Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is other which includes overdrafts. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. We routinely monitor these concentrations in order to make necessary adjustments in its lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

Displayed below are the percentages of the gross loan portfolio as of December 31, 2005 and 2004:

Loan Distribution	2005	2004
Commercial	12%	13%
Commercial real estate	64%	70%
Residential real estate	23%	15%
Consumer, home equity, and other	1%	2%

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of real estate property could have an adverse impact on profitability. As part of the Bank’s loan policy and loan management strategy, we typically limit our loan-to-value ratio to a maximum of 50% to 80% depending on the type of real property being secured. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

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

Regulatory Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is the Bank’s policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2005 and 2004, delinquent loans greater than 30 and less than 90 days totaled $1,301,300 and $544,000; and impaired loans totaled $2.3 million and $2.1 million.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned, or OREO, if real estate, or in other assets, if other property, until they are sold. When property is acquired, it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs. The Bank held no other real estate owned and repossessions at December 31, 2005 and 2004.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and other real estate owned and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank for the years ended December 31:

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans
Commercial and residential real estate	$—	$20	798	$—	$—
Commercial	290	121	—	28	—
Accrual loans – past due 90 days or more	—	—	—	—	—
Commercial and residential real estate	—	—	—	—	—
Installment	—	—	—	7	26
Restructured loans	—	—	20	—	—
Other real estate owned and repossessions	—	—	—	—	348
Total nonperforming assets	$290	$141	$818	$35	$374

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit losses inherent in the portfolio. Additions to the allowance may result from recording provision for loan losses or loan recoveries, while charge-offs are deducted from the allowance. Management estimates the allowance for loan loss balance required by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. For analytical purposes, the allowance consists of two components, Non-Specific and Specific.

Non-Specific Allowance: The methodology used in establishing non-specific allowances is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the non-specific allowance is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the last three fiscal years. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions.

Specific Allowance: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2005 was $2.1 million as compared to $1.7 million at December 31, 2004. Activity in the allowance for loan losses for the years ended December 31, are as follows:

	2005	2004	2003	2002	2001
Balance, beginning	$1,678,191	$738,147	$747,750	$513,601	$398,992
Amounts charged off:
Commercial loans	(57,266)	(1,083,848)	(823,479)	(588)	(72,000)
Consumer loans	(20,953)	(11,908)	(72,835)	(23,695)	(67,999)
Commercial and residential real estate	—	—	(154,543)	—	—
Recoveries of amounts charged off:
Commercial loans	107,403	159,609	47,784	17,774	39,628
Consumer loans	5,819	21,191	10,913	7,658	14,980
Commercial and residential real estate	—	—	4,491	—	—
Net (charge-offs) recoveries	35,003	(914,956)	(987,669)	1,149	(85,391)
Provision for loan losses	475,350	1,397,000	978,066	233,000	—
Reallocation of reserve for unfunded	(69,148)	—	—	—	—
commitments
Acquisition related adjustment (1)	—	458,000	—	—	200,000
Balance, ending	$2,119,396	$1,678,191	$738,147	$747,750	$513,601
Ratio of net (charge-offs) recoveries to average loans outstanding during the period	0.00%	(0.06)%	(1.51)%	0.02%	0.40%

———————

(1)

The adjustment in 2004 and in 2001 is the allowance required on acquisition of loans from the Gulf Bank transaction and from the PanAmerican Bank transaction, respectively.

Through the normal review of the allowance for loan losses, management determined additional provision was required due to a growth of the loan portfolio during 2005. In 2004, management discontinued the Business Manager product as it had determined that the product did not fit well with the current product mix. Phase out of the product was completed in the first quarter of 2004, and the Company charged off approximately $582,000 of Business Manager loans in 2004. In addition, management charged off an additional $514,000 of loans for which it was determined that the borrower had insufficient ability to repay. Impaired loans totaled $2.3 million at December 31, 2005 compared to $2.1 million at December 31, 2004. Non-performing assets totaled $290,000 at December 31, 2005 as compared to $141,000 at December 31, 2004. Due to the extensive review and actions taken in 2004, management believes that the asset quality in the loan portfolio at December 31, 2005 was high and that the allowance for loan loss was adequate in relation to the overall loan portfolio.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category. The allocation of the allowance for loan losses as of December 31, is as follows:

	2005	2004	2003	2002	2001
Commercial loans	$254,328	$218,164	$250,970	$209,370	$128,375
Commercial real estate loans	1,356,413	1,174,734	413,362	388,830	246,580
Residential real estate loans	487,461	251,729	29,526	112,163	87,295
Consumer loans	21,194	33,564	44,289	37,387	51,351
Total allowance for loan losses	$2,119,396	$1,678,191	$738,147	$747,750	$513,601

The percentage of loans in each category to total loans as of December 31, is as follows:

	2005	2004	2003	2002	2001
Commercial loans	12%	13%	34%	29%	25%
Commercial real estate loans	64%	70%	56%	51%	48%
Residential real estate loans	23%	15%	4%	15%	17%
Consumer loans	1%	2%	6%	5%	10%
Total allowance for loan losses	100%	100%	100%	100%	100%

Certain Relationships and Related Transactions. At December 31, 2005, the Bank extended two lines of credit to business entities affiliated with one of its directors, who also serves as a director for the Company, in the aggregate amount of $5.9 million. Accrued interest on these loans amounted to $1,144 at December 31, 2005. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

Investment Activities

The Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, we may also invest a portion of our assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, we are required to maintain an investment in Federal Reserve Bank stock. The Bank is also a member of the Federal Home Loan Bank and is required to maintain an investment in Federal Home Loan Bank stock. Under state and federal regulations, a certain amount of the investments must be liquid in nature.

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

A committee consisting of Bank officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. The Bank’s investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank’s investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain of the Bank’s liabilities and obligations. These types of securities also permit the Bank to improve its regulatory capital because they have a low risk capital weighting.

Investment Portfolio. The Company’s investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table (except for the U.S. Government Mortgage Fund which has no fixed maturity date). The average yield for our investment portfolio increased to 4.08% at December 31, 2005 from 3.89% at December 31, 2004 as market interest rates climbed incrementally during the year.

	Maturities of Investment Securities at December 31, 2005
	One Year Or Less		Through Five Years		Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Corporate Bonds, Preferreds & REITs
Held to maturity	$251	5.30%	$—	—%	$—	—%	$—	—%	$251	5.30%
Available for sale	—	—	—	—	—	—	—	—	—	—
Mortgage-backed Securities:
Held to maturity	—	—	—	—			1,859	3.23%	1,859	3.23%
Available for Sale	—	—	—	—	14	6.53%	1	3.12%	15	6.32%
U.S. government agencies:
Held to Maturity	5,010	3.01%	11,053	4.38%	2,988	3.80%	—	—	19,051	3.89%
Available for sale	—	—	—	—	—	—	—	—		—
U.S. Govt Mortgage Fund	—	—	—	—	—	—	—	—	5,193	4.81%
Total	$5,261	3.14%	$11,053	4.38%	$3,002	3.84%	$1,860	3.23%	$26,369	4.08%

Carrying Value of Investment Securities. Major categories of investment securities and their accounting treatment included in the portfolio at December 31 are as follows (in thousands):

	2005		2004		2003
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity
U.S. Government agencies	$—	$19,051	$—	$13,132	$—	$8,166
Mortgage-backed	15	1,859	269	2,401	32	2,964
Corporate	—	251	—	257	—	264
U.S. Govt Mortgage Fund	5,193	—	5,356	—	7,851	—
Total Investment Securities	$5,208	$21,161	$5,625	$15,790	$7,883	$11,394

Valuation of Securities. The Company records securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

The number of shares that the Company owns in some of these equity securities may be in excess of the securities average daily trading volume. As a consequence, the Company may not be able to realize the quoted market price upon sale. Equity securities available for sale are adjusted to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

At December 31, 2005, the fair value and net unrealized loss associated with our securities available for sale was $5.2 million and $306,000, respectively.

Liquidity. Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida is a fast growing area with intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market accounts can quickly adjust the level of deposits. Management believes that the Bank is currently operating in a stable environment.

In 2004 the Bank became a member of the Federal Home Loan Bank of Atlanta. The Bank has begun to access this vehicle to add a new source of liquidity to its business. At December 31, 2005, the Bank had $21,000,000 of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See notes to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at December 31, 2005, consisted of $27.6 million in cash and cash equivalents and $5.2 million in available-for-sale investments, for a total of $32.8 million, compared to a total of $11.8 million at year-end 2004.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $5.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $2.0 million with Independent Bankers Bank. See notes to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit.

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

Deposits and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings through correspondent banks on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank maintains a membership with the Federal Home Loan Bank which acts as an alternate source for borrowing as needed. Periodically the Bank may purchase broker deposits to supplement deposits gathered through the branch network in order to fund loans as required.

Deposit Accounts

Deposits are attracted from within the Bank’s market area and substantially all of the depositors are residents of the State of Florida. Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings accounts are also offered. Low cost demand and savings deposits represent an important part of the deposit mix for the Bank which has historically maintained satisfactory levels of this type of deposits, because of the Bank’s policy of relationship banking. Money market accounts are priced competitively within the Bank’s market area of Palm Beach, Broward, and Miami-Dade counties. Management can attract new deposits or reduce deposit levels as needed by adjusting the interest paid on such accounts, which are very liquid. The Bank also offers a wide variety of terms and rates for certificates of deposit as needed to attract funds and match competitors. The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. In addition, businesses can use the Bank’s merchant credit card program.

In determining the terms of the deposit accounts, management considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, management believes that it is better able to match the repricing of liabilities to the repricing of the loan portfolio. Management reviews the Bank’s deposit mix and pricing weekly. From time to time management will supplement the level of CD’s by purchasing them through a brokerage facility. At December 31, 2005, the Bank had $13.0 million of deposits outstanding that had been facilitated through brokerage relationships.

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

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ending December 31, 2005, 2004 and 2003. Management views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

		2005			2004
	Average Balance for the Year	Weighted Average Rate	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest bearing accounts	$41,437	0.00%	23%	$36,006	0.00%	26%
Interest bearing accounts:
NOW accounts	11,446	1.14%	6%	7,877	0.60%	6%
Money market deposit	20,297	1.91%	11%	18,513	1.18%	14%
Savings accounts	4,644	1.08%	3%	5,770	0.88%	4%
Time deposits	101,339	3.32%	57%	68,977	2.57%	50%
Total deposits	$179,162			$137,143

		2003
	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest bearing accounts	$17,328	0.00%	21%
Interest bearing accounts:
NOW accounts	5,308	0.66%	7%
Money market deposit	28,490	0.98%	35%
Savings accounts	1,747	0.50%	2%
Time deposits	28,578	2.49%	35%
Total deposits	$81,451

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2005 and 2004, is as follows:

	At December 31, 2005	At December 31, 2004
	(In thousands)
Three months or less	$8,908	$17,023
Over three through six months	11,706	7,391
Over six through twelve months	12,413	11,701
Over twelve months	6,941	10,459
	$39,968	$46,574

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

The Bank has an established correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the operations of the Bank.

Borrowings. The Bank has the ability to borrow from its correspondent banks to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

In addition, we pledge securities to secure repurchase agreements. Additional details regarding securities sold under agreements to repurchase for 2005 and 2004 are as follows:

	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$1,241	$2,466
Average balance for the year	625	2,453
Average interest rate	2.59%	0.73%
Average interest rate paid at year end	3.45%	1.68%

Federal Home Loan Bank Advances. In August 2004 the Bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time the Bank assumed $3.0 million of advances previously issued to Gulf Bank. These advances carry a fixed rate of interest and were $21,000,000 and $8,000,000 at December 31, 2005 and 2004, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. Please refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Equity and Capital Resources. The Company is subject to various regulatory capital requirements administered by Federal and State banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if not undertaken, could have a direct material effect on the financial statements and operation. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

The capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2005 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2005 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents the capital ratios for the Bank at December 31, 2005. The column below with the heading “Corp” presents the capital ratios for the consolidated business at December 31, 2005. The column below with the indication “Adequately” is that regulatory definition for an Adequately Capitalized banking institution. The right column below with the indication “Well” is that regulatory definition for a Well Capitalized banking institution.

Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	23.3%	21.8%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	22.4%	20.9%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	21.0%	19.6%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2005				2004
	Average Balance	Interest	(3)	Average Yield/Rate	Average Balance	Interest	(3)	Average Yield/Rate
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments (1)	$23,587	947		4.02%	$19,741	$762		3.86%
Federal funds sold	7,598	251		3.31	7,917	85		1.07
Loans :
Commercial loans (2)	26,865	2,201		8.19	25,521	1,605		6.42
Commercial real estate loans (2)	123,133	9,693		7.87	79,276	5,507		7.03
Consumer loans (2)	2,232	167		7.47	2,239	143		6.40
Residential real estate loans (2)	34,475	2,675		7.76	8,062	484		6.01
Home equity and other loans (2)	1,356	109		8.01	1,673	167		9.94
Total loans (2)	188,061	14,845		7.89	116,771	8,002		6.85
Total interest earning assets	219,246	16,043		7.32	144,429	8,849		6.13
Noninterest-earning assets	15,580				15,973
Total assets	$234,826				$160,402
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$31,743	517		1.63%	$26,390	267		1.01%
Savings accounts	4,644	50		1.08	5,770	51		0.88
Certificates of deposit	101,339	3,365		3.32	68,977	1,770		2.57
Total interest-bearing deposits	137,726	3,932		2.85	101,137	2,088		2.06
Federal funds purchased, securities sold under repurchase agreements and other	946	38		4.00	3,016	53		1.76
Federal Home Loan Bank advances	20,463	770		3.76	3,114	188		6.04
Total interest-bearing liabilities	159,135	4,740		2.98	107,267	2,329		2.17
Noninterest bearing liabilities	41,366				36,006
Stockholders’ equity	34,325				17,129
Total liabilities and stockholders’ equity	$234,826				$160,402
Net interest income and net yield on interest-earning assets		11,303		5.16%		$6,520		4.51%

(continued)

	Year Ended December 31, 2003
	Average Balance	Interest	(3)	Average Yield/Rate
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments (1)	$16,656	$539		3.24%
Federal funds sold	4,481	48		1.07
Loans:
Commercial loans (2)	18,549	1,100		5.93
Commercial real estate loans (2)	36,442	2,483		6.81
Consumer loans (2)	2,456	188		7.65
Residential real estate loans (2)	2,927	207		7.07
Business Manager		238		9.29
Home equity and other loans (2)	2,485	129		5.19
Total loans (2)	65,420	4,345		6.64
Total interest earning assets	86,557	4,932		5.70
Noninterest-earning assets	7,114
Total assets	$93,671
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$33,798	$445		1.32%
Savings accounts	1,747	9		0.52
Certificates of deposit	28,578	726		2.54
Total interest-bearing deposits	64,123	1,180		1.84
Federal funds purchased, securities sold under repurchase agreements and other	2,705	17		0.63
Total interest-bearing liabilities	66,828	1,197		1.79
Noninterest bearing liabilities	17,328
Stockholders’ equity	9,515
Total liabilities and stockholders’ equity	$93,671
Net interest income and net yield on interest-earning assets		$3,735		4.32%

(1)

Includes investment securities and Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Includes Fee Income on Loans

Rate/Volume Analysis. The impact of management’s strategies can be seen in the Analysis of Changes in Interest Income and Interest Expense table which follows. The table indicates changes in net interest income resulting either from changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) change in volume (change in volume multiplied by prior year rate); (ii) change in rate (change in rate multiplied by prior year volume); (iii) change in rate/volume (change in rate multiplied by change in volume); and (iv) total change in rate and volume.

	2005 vs. 2004 Increase (Decrease) Attributable to				2004 vs. 2003 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in Thousands)
Interest income on:
Investments	$148	$31	$6	$185	$100	$103	$20	$223
Federal funds sold	(3)	177	(8)	166	37	—	—	37
Loans receivable	4,883	1,218	742	6,843	3,410	139	109	3,658
Total interest income from interest-earning assets	5,028	1,426	740	7,194	3,547	242	129	3,918
Interest expense on:
NOW and money market accounts	54	163	33	250	(98)	(104)	24	(178)
Savings accounts	(10)	11	(2)	(1)	21	6	15	42
Certificates of deposit	832	517	246	1,595	1,026	8	10	1,044
Federal funds purchased under repurchase agreement and other	(36)	67	(46)	(15)	2	31	3	36
Federal Home Loan Bank advances	1,048	(71)	(395)	582	—	—	188	188
Total interest expense from interest-bearing liabilities	1,888	687	(164)	2,411	951	(59)	240	1,132
Increase (decrease) in net interest income	$3,140	739	904	4,783	$2,596	$301	$(111)	$2,786

Discussion of Changes in Financial Condition from December 31, 2004 to December 31, 2005

General. Total assets increased by $85.7 million, or 45%, from $191.5 million at December 31, 2004, to $277.2 million at December 31, 2005, with the increase invested principally in loans, securities held to maturity, and Federal Funds Sold. Total loans receivable increased by $57.0 million or 37%, to $210.7 million at December 31, 2005, from $153.7 million at December 31, 2004. The increase in these earning assets was the result of additional net loan activity from the Bank’s branch network. Securities increased $5.0 million or 23.1% to $26.4 million at December 31, 2005 from $21.4 million at December 31, 2004. The increases in loans and securities were funded by an increase in deposits in 2005 of $35.3 million, additional Federal Home Loan Bank advances of $13.0 million. This growth was further supplemented by the addition of $36.4 million of new capital.

The Company is committed to expanding its business through internal growth as well as through purchase opportunities, while maintaining strong asset quality and continuing strong capital growth. Management’s strategy for achieving these objectives includes continuing our primary focus of increasing originations of high-quality commercial real estate, land acquisition, and construction loans at appropriate yields for enhancing interest income, and improving our efficiency and controlling operating costs. The following is a discussion of the significant fluctuations between the December 31, 2005 and December 31, 2004 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $27.6 million at December 31, 2005 compared to $6.2 million at December 31, 2004. The increase of $21.4 million was primarily due to higher Federal Funds sold levels at the end of 2005 in anticipation of funding needs for new loans. Management added additional liquidity in 2005 through deposit taking, capital injections and Federal Home Loan Bank borrowing activities to respond to higher loan demand.

Securities Available for Sale and Held to Maturity. The securities portfolio increased $5.0 million, or 23.1% to $26.4 million at December 31, 2005 from $21.4 million at December 31, 2004. New securities were purchased during 2005 using available excess cash. As part of the current investment strategy, the Company attempted to earn more income from the investment portfolio by balancing the assets against the liquidity needed for loan funding. The investment strategy for 2005 was to focus on the acquisition of high quality fixed income investments with terms to maturity that does not exceed seven years. Management believes that laddered investment purchases within this time frame provided the best opportunities to maximize investment yield while maintaining a defensive position in a rising interest rate environment.

Loans Receivable. Total loans were $210.7 million at December 31, 2005, an increase of $57 million or 37% from $153.7 million at December 31, 2004. This increase resulted primarily from net increases in residential and commercial real estate loan production through internal growth.

Asset Quality and Non-Performing Assets. In the normal course of business, the Company has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, the Company has established an allowance for loan losses, which totaled $2.1 million at December 31, 2005. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Company’s allowance for loan and credit losses was analyzed and deemed to be adequate by management at December 31, 2005 for incurred losses.

Impaired loans as a percentage of total loans decreased from 1.32%, or $2.1 million at December 31, 2004, to 1.09% of total loans, or $2.3 million at December 31, 2005. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

There was no other real estate owned at December 31, 2005 and December 31, 2004.

	At December 31,
	2005	2004
	(Dollars in Thousands)
Classified loans and discount	$2,319	$2,057
Other real estate owned and repossessions	—	—
Total classified and other	$2,319	$2,057
Percent classified and other/total loans	1.09%	1.32%
Gross loans	$212,785	$155,408

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

Total nonperforming assets have increased $149,000 to $290,000 at December 31, 2005 from $141,000 at December 31, 2004. Of the total nonperforming loans at December 31, 2005, $41,000 consists of commercial loans and are secured by equipment and $249,000 consists of loans secured by real estate. Accrual loans over 90 days were zero at December 31, 2005. In management’s best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $2.0 million at December 31, 2005 compared to $1.9 million at December 31, 2004. The increase of 5% during 2005 is primarily due to the acquisition of select fixed assets.

Liabilities

Deposits. Deposits increased $35.3 million at December 31, 2005 from December 31, 2004. In the South Florida market, the Bank is able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on deposit accounts, primarily money market and NOW accounts. When additional funds are needed to fulfill lending commitments, the Bank can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. In addition, the Bank can utilize institutional (broker) deposits on a limited basis. At December 31, 2005, brokered deposits were $13.0 million.

	Deposits at December 31,
	2005	2004
	(Dollars in Thousands)

Noninterest-bearing accounts	$32,971	$36,231
Interest-bearing accounts:
NOW accounts	35,561	9,542
Money market accounts	18,068	21,029
Savings accounts	3,737	4,910
Certificates of deposit under $100,000	63,160	40,183
Certificates of deposit $100,000 and more	39,968	46,263
Total interest-bearing deposits	160,494	121,927
Total deposits	$193,465	$158,158

Debt: The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit.

Federal Home Loan Bank Advances. Federal Home Loan Bank (“FHLB”) advances at December 31, 2005 amounted to $21.0 million compared to $8.0 million at December 31, 2004. In August 2004 the bank was accepted into membership of the Federal Home Loan Bank of Atlanta. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $1.0 million at December 31, 2005 compared to $1.3 million at December 31, 2004. The decrease was due to a reduction of client participation in the program in 2005.

Capital

Total stockholders’ equity was $59.6 million at December 31, 2005, an increase of $38.9 million or 187%, from $20.7 million at December 31, 2004. The increase was due primarily to the net proceeds from two private placements during 2005 amounting to approximately $35.5 million and comprehensive income of $2.8 million. In addition, the Company raised another $0.9 million of capital through the exercise of warrants and options. In the first quarter of 2005, the Company redeemed 315 preferred shares with a par value of $315,000.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 21.83%, 20.89% and 19.63% at December 31, 2005 and 10.03%, 9.00% and 8.37% at December 31, 2004. Based on these ratios, the Bank is considered to be “well capitalized”. Management expects the Bank to continue to be well capitalized.

Discussion of Changes in Financial Condition from December 31, 2003 to December 31, 2004

General. Total assets increased by $97.4 million, or 104%, from $94.1 million at December 31, 2003, to $191.5 million at December 31, 2004, with the increase invested principally in loans and securities available for sale. Total loans receivable increased by $87.5 million or 132%, to $153.7 million at December 31, 2004, from $66.2 million at December 31, 2003. The increase in these earning assets was the result of additional net loan activity from the branches of $45.5 million and the acquisition of $42.0 million of new loans as part of the Gulf Bank transaction. Securities increased $2.1 million or 10.8% to $21.4 million at December 31, 2004 from $19.3 million at December 31, 2003. The increases in loans and securities were funded by an increase in deposits in 2004 of $78.1 million ($67.0 million of which was assumed in the Gulf Bank transaction) as well as the addition of

Federal Home Loan Bank advances of $8.0 million in 2004. This growth was further supplemented by the addition of $10.9 million of new capital, most of which was obtained in a May 2004 public offering.

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

Securities Available for Sale and Held to Maturity. The securities portfolio increased $2.1 million, or 10.8% to $21.4 million at December 31, 2004 from $19.3 million at December 31, 2003. New securities were purchased during 2003 using available excess cash. As part of the Company’s investment strategy in 2004, management attempted to earn more income from the investment portfolio by balancing the assets against the liquidity needed for loan funding. The investment strategy for 2004 was to focus on the acquisition of high quality fixed income investments with terms to maturity that does not exceed five years. Management believes that laddered investment purchases within this time frame provided the best opportunities to maximize investment yield while maintaining a defensive position in a rising interest rate environment.

Loans Receivable. Total loans were $153.7 million at December 31, 2004, an increase of $87.5 million or 132% from $66.2 million at December 31, 2003. This increase resulted primarily from net increases in commercial and commercial real estate loan production of $45.5 million through internal growth as well as the acquisition of $42.0 million of new loans as part of the Gulf Bank transaction.

Asset Quality And Non-Performing Assets. In the normal course of business, the Company has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, the Company has established an allowance for loan losses, which totaled $1.7 million at December 31, 2004. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Company’s allowance for loan and credit losses was analyzed and deemed to be adequate by management at December 31, 2004 for incurred losses.

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

Liabilities

Deposits. Deposits increased $78 million at December 31, 2004 from 2003. In the South Florida market, management is able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on deposit accounts, primarily money market accounts. When additional funds are needed to fulfill lending commitments, management can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. The Bank acquired $67.0 million of new deposit liabilities as part of the Gulf bank transaction. In addition the Bank added $13.0 million of institutional (broker) deposits in 2004.

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

Results of Operations from December 31, 2004 to December 31, 2005

Comparison of results in this section is for the years ended December 31, 2005 and 2004. Net income for 2005 was $2.9 million compared to a net loss of $228,000 for 2004. This represents a positive change of $3.1 million. Earnings for 2005 as compared to 2004 were primarily impacted by a $4.8 million increase in net interest income, a decrease in the provision for loan loss of $0.9 million, partially offset by a $2.7 million increase in operating expenses. The increased size of the business was due to organic growth of the loan and deposit portfolio in 2005 and the full year impact of the growth initiatives taken in 2004.

Net Interest Income. Net interest income before provision for loan losses for 2005 was $11.3 million as compared to $6.5 million for 2004, an increase of $4.8 million or 73%. Income from interest earning deposits, securities (available-for-sale and held-to-maturity), federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased by $352,000 from $846,000 for 2004, due primarily to a $3.5 million, or 13% increase in average volume of investments during the period. In addition, the average interest yield on investments increased to 4.02% in 2005 from 3.86% in 2004, and the average interest yield on federal funds sold increased to 3.31% in 2005 from 1.07% in 2004. Interest income and fees on loans increased by $6.9 million, or 86%, in 2005 as compared to 2004. The increase in loan income resulted from an increase in total average loan balances outstanding to $188.1 million for 2005 from $116.8 million for 2004. The largest increases were $43.9 million and $26.4 million in commercial real estate and residential real estate loans, respectively. These increases related to volume were enhanced by significantly higher average interest yields experienced by the Bank on the overall loan portfolio in 2005 of 7.89% compared to 6.85% in 2004. The yield on total interest-earning assets was 7.32% for 2005, a 119 basis point increase from 6.13% for 2004, primarily as a result of improved yields in the loan portfolio due to increasing market interest rates.

Total interest expense increased $2.4 million, or 107%, from $2.3 million for 2004 to $4.7 million for 2005. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances to $137.7 million for 2005 from $101.1 million for 2004. The average balance of NOW and money market accounts increased $5.3 million in 2005. Average balances of certificate of deposits increased $32.4 million during 2005. When additional funds were needed to fulfill lending commitments and securities purchases, management increased deposits by promoting and adjusting the interest rate paid on deposit accounts. In addition funding was obtained through the FHLB. The average balance of FHLB borrowings increased $17.3 million in 2005. In addition to the increase in the average balance of deposits there was an increase in the yield paid on interest-bearing deposits and liabilities to 2.97% for 2005 from 2.17% for 2004.

Provision for Loan Losses. Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of our loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank’s collateral securing the loans.

The allowance for loan loss as of December 31, 2005 was $2.1 million as compared to $1.7 million at December 31, 2004. Through the normal review of the allowance for loan losses, management determined additional provision was required due to the increase in loan balances in the year.

Management had further identified its Business Manager relationships as a principle area of concern and eliminated the product line by taking a write off of $582,000 in the first quarter of 2004. In addition, management charged off a further $514,000 in 2004 of loans for which it was determined that the borrower had insufficient ability to repay.

NonInterest Income. Total noninterest income increased $106,000, or 11%, from $969,000 for 2004 to $1.1 million for 2005.

Service charges on deposit accounts increased to $1.1 million in 2005 from $1.0 million in 2004 an increase of 7%. Fees were higher due to a larger client base. Also included in noninterest income was an $8,000 gain on the sale of a security classified as available for sale during 2005. There was a sale of an investment security classified as available for sale in 2004 that resulted in loss of $33,000 in 2004.

NonInterest Expense. Total noninterest expense for the year increased by $2.7 million, or 42%, from $6.3 million for 2004 to $9.0 million for 2005. The increase in noninterest expenses reflects the impact of the growth of the Bank in 2005 both from the Gulf Bank transaction as well as from internal growth.

Salaries and benefits increased to $4.2 million in 2005 from $2.8 million in 2004. This is an increase of $1.4 million, or 50%. The increase was due to the addition of 19 people in 2005 to service a larger banking operation. Occupancy and equipment expense increased to $1.7 million in 2005 from $1.5 million in 2004, an increase of $269,000, or 18%. This increase was due to the cost of operating three new branches in the Miami-Dade area acquired as part of the Gulf Bank transaction for the full year of 2005 versus only 10 months in 2004. In addition, the Bank’s Boynton Beach branch in Palm Beach County commenced operations in April 2005. Data and item processing costs decreased by $23,000, or 4%, to $498,000 for 2005 from $520,000 for 2004. Excluding $222,000 of integration costs incurred in 2004 to combine the former Gulf Bank operations into our Bank systems, data and item processing costs increased by $199,000, mostly the result of a larger customer and deposit base of the Bank in 2005.

Other expenses increased to $2.5 million in 2005 from $1.5 million in 2004. This is an increase of $1.0 million, or 67%, and reflects the larger size of the Bank. Professional fees increased by $562,000 due primarily to increased costs for general counsel, Sarbanes-Oxley compliance, recruiting, and investor relations. Advertising expenses increased by $162,000 in 2005 as a result of a various special rate promotions in local media as well as costs associated with changing of the Bank’s name to Sun American Bank. Directors’ fees of $120,000 were paid in 2005 but were not paid in 2004. Internal and External audit costs increased by $113,000 due to the growing complexity and size of the Bank. In the current environment in which the Bank operates, there is a continued need to allocate more resources to meet regulatory compliance requirements particularly for the new Bank Secrecy and Patriot Acts and the Sarbanes-Oxley Act. Management expects to experience higher expenses in future years to meet compliance requirements.

Provision for Income Taxes. The Company recorded no income taxes in 2005 as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets. The valuation allowance decreased $1.2 million in 2005 eliminating the need to provide for income tax expense. In 2004, the Corporation recorded a valuation allowance in an amount equal to its net deferred tax assets.

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

Net Interest Income. Net interest income before provision for loan losses for 2004 was $6.5 million as compared to $3.7 million for 2003, an increase of $2.8 million, or 76%. Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased by $258,000 from $588,000 for 2003, due primarily to a $6.5 million, or 31% increase in average volume of investments during the period. Management used funds invested in lower-yielding federal funds at December 31, 2003 to purchase investments with higher yields during 2004. Interest and fees on loans increased by $3.7 million, or 84% in 2004 as compared to 2003. The increase in loan income resulted from an increase in total average loan balances outstanding to $116.7 million for 2004 from $65.4 million for 2003. The largest increases were $7.0 million and $42.9 million in commercial loans and commercial real estate loans. These increases related to volume were enhanced by modestly higher average interest yields experienced by the Bank on the overall loan portfolio in 2004 of 6.85% compared to 6.64% in 2003. The yield on total interest-earning assets was 6.13% for 2004, a 43 basis point increase from 5.70% for 2003, primarily as a result of improved yields in the loan portfolio.

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

Provision for Loan Losses. Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of our loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank’s collateral securing the loans.

The allowance for loan loss as of December 31, 2004 was $1.7 million as compared to $738,000 at December 31, 2003. Through the normal review of the allowance for loan losses, management determined additional provision was required due to the increase in loan balances in the year.

Management had further identified its Business Manager relationships as a principal area of concern and eliminated the product line by taking a write off of $582,000 in the first quarter of 2004. In addition, management charged off a further $514,000 in 2004 of loans for which it was determined that the borrower had insufficient ability to repay.

NonInterest Income. Total noninterest income increased $315,000, or 48%, from $654,000 for 2003 to $969,000 for 2004. The increase of total other income was the result of the increased size of the Bank in 2004 due to the Gulf Bank transaction.

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

Other expense increased to $1.5 million in 2004 from $1.1 million in 2003. This is an increase of $400,000 or 36% and reflects the larger size of the Bank subsequent to the Gulf Bank transaction. Professional fees increased by $77,000 and insurance costs (general liability and FDIC) increased by $94,000 due to higher asset values. Communication expenses (telephone and computer) increased by $170,000 in 2004. In the current environment that the Bank operates in there is a continued need to allocate more resources to meet regulatory compliance requirement particularly for the new Bank Secret and Patriot Acts and the Sarbanes-Oxley Act. Management expects to experience higher expenses in future years to meet compliance requirements.

Provision for Income Taxes. The Company has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2004 and 2003 because there was not sufficient evidence to support the position that the losses generated would be utilized in the future. As the Corporation becomes profitable management expects to realize some substantial benefits from a reduction of Federal income tax expense.

Item 7.

Financial Statements

The “Financial Statements” are included at page 42 in this document.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. The Bank’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of financial condition to adverse movements in interest rates. The Bank’s income is derived primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Bank is exposed to lower profitability if it can not adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Bank’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Bank’s safety and soundness. The Bank’s interest rate risk is monitored using its GAP analysis on a monthly basis.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, management does not intend to engage in such activities in the immediate future.

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

The Asset and Liability Committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and monitors our interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income.

If the repricing of the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over-Prime, rate-adjusted-day-of- change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

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

Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps which may limit the level of rate increases, even though general market interest rates increase. GAP management is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets, the level of assets and liabilities assumed by the Bank may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

Therefore, Management’s and the Asset and Liability Committee’s strategy is to maintain a balanced interest rate risk position to protect the Bank’s net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time periods considered.

The following table represents the Bank’s cumulative GAP position as of December 31, 2005.

	Within Three Months	Zero to Twelve Months	Zero to Three Years	Zero to Five Years	Over Five Years	Total
	(Dollars in Thousands)
ASSETS:
Immediately repricing investments	$27,581	$27,581	$27,581	$27,581	$27,581	$27,581
Fixed investments	5,444	10,454	15,012	21,057	28,954	28,954
Loans	119,742	138,744	171,154	190,628	212,785	212,785
Total repricing assets	152,767	176,779	213,747	239,716	269,320	269,320
Nonearning assets						7,831
Total assets	$152,767	$176,779	$213,747	$239,716	$269,320	$277,151
LIABILITIES:
NOW accounts	$35,562	$35,562	$35,562	$35,562	$35,562	$35,562
Money market accounts	18,068	18,068	18,068	18,068	18,068	18,068
Savings accounts	3,737	3,737	3,737	3,737	3,737	3,737
Total core deposits	57,367	57,367	57,367	57,367	57,367	57,367
Certificates of deposit	19,683	77,277	99,887	103,120	103,121	103,121
Other borrowed funds	11,026	11,026	22,026	22,026	22,026	22,026
Total repricing liabilities	88,076	145,670	179,280	182,513	182,514	182,514
Demand deposits						32,971
Other liabilities						2,041
Stockholders’ equity						59,625
Total liabilities and equity	$88,076	$145,670	$179,280	$182,513	$182,514	$277,151
Asset/liability GAP, cumulative	64,691	31,109	34,467	57,203	86,806
Rate sensitive assets /rate sensitive liabilities, cumulative	1.73	1.21	1.19	1.31	1.48
Target	.80-2.00	.80-1.50	.80-1.50	.80-1.50	.80-1.50

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

SUN AMERICAN BANCORP

Miami, Florida

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

43

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

44

CONSOLIDATED STATEMENTS OF INCOME

45

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

46

CONSOLIDATED STATEMENTS OF CASH FLOWS

47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sun American Bancorp

Miami, Florida

We have audited the accompanying consolidated balance sheets of Sun American Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

CROWE CHIZEK AND COMPANY LLC
/s/ CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

February 23, 2006

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004

ASSETS
Cash and due from financial institutions	$6,201,079	$6,213,556
Federal funds sold	21,380,000	—
Total cash and cash equivalents	27,581,079	6,213,556
Securities available for sale	5,208,159	5,625,361
Securities held to maturity (fair value 2005 - $20,832,067, 2004 - $ 15,696,981)	21,160,886	15,790,233
Loans, net (of allowance for loan losses of $2,119,396 and $1,678,191)	210,665,319	153,729,571
Federal Reserve Bank stock	1,257,400	610,050
Federal Home Loan Bank stock	1,328,000	548,100
Accrued interest receivable	1,235,797	604,053
Premises and equipment, net	2,014,340	1,925,697
Goodwill and other identified intangibles	5,963,596	5,892,060
Other assets	736,269	528,335
	$277,150,845	$191,467,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$32,971,081	$36,231,663
Interest bearing	160,493,718	121,926,811
Total deposits	193,464,799	158,158,474
Federal funds purchased	—	2,500,000
Repurchase agreements	1,020,710	1,257,119
Federal Home Loan Bank advances	21,000,000	8,000,000
Accrued expense and other liabilities	2,014,942	781,578
Total liabilities	217,500,451	170,697,171
Minority interest	25,386	23,735
Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 2005 – none outstanding; 2004 – 315 outstanding	—	315,000
Common stock, $.01 par value; 40,000,000 shares authorized; 2005 – 18,500,912 shares outstanding, 2004 – 8,406,966 shares outstanding	412,333	311,394
Capital surplus	65,299,226	29,001,264
Accumulated deficit	(5,895,750)	(8,800,189)
Accumulated other comprehensive income (loss)	(190,801)	(81,359)
Total shareholders’ equity	59,625,008	20,746,110
	$277,150,845	$191,467,016

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005 and 2004

	2005	2004

Interest and dividend income
Loans, including fees	$14,844,430	$8,002,103
Securities	947,144	761,455
Federal funds sold and other	251,437	85,032
	16,043,011	8,848,590
Interest expense
Deposits	3,931,409	2,088,266
Other	808,187	240,887
	4,739,596	2,329,153
Net interest income	11,303,415	6,519,437

Provision for loan losses	475,350	1,397,000

Net interest income after provision for loan losses	10,828,065	5,122,437

Noninterest income
Service charges on deposit accounts	1,066,704	1,001,164
Net gains (losses) on sales of securities	7,930	(32,664)
	1,074,634	968,500
Noninterest expense
Salaries and employee benefits	4,247,490	2,837,972
Occupancy and equipment	1,724,182	1,455,371
Data processing	497,618	520,131
Professional services	824,568	262,120
Insurance	215,961	243,967
Other	1,472,418	999,103
	8,982,237	6,318,664
Income (loss) before taxes and minority interest	2,920,462	(227,727)
Income tax expense	—	—
Income (loss) before minority interest	2,920,462	(227,727)
Minority interest in net income of subsidiary	(1,662)	(308)
Net income (loss)	$2,918,800	$(228,035)
Basic earnings (loss) per share:	$0.24	$(0.05)
Diluted earnings (loss) per share:	$0.21	$(0.05)

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2005 and 2004

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 1, 2004	$—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096

Comprehensive income:
Net loss	—	—	—	—	(228,035)	—	(228,035)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	3,162	3,162
Total comprehensive loss	—	—	—	—	—	—	(224,873)
Issuance of 2,840,000 shares of common stock	—	16,801	9,920,810	1,000,000	—	—	10,937,611
Issuance of 3,100 shares of preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000
Redemption of 2,785 shares of preferred stock	(2,785,000)	—	—	—	—	—	(2,785,000)
Dividends paid on Preferred shares	—	—	—	—	(123,724)	—	(123,724)
Balance at December 31, 2004	315,000	311,394	29,001,264	—	(8,800,189)	(81,359)	20,746,110

Comprehensive income:
Net income	—	—	—	—	2,918,800	—	2,918,800
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	(109,442)	(109,442)
Total comprehensive income							2,809,358
Issuance of 9,814,750 shares of common stock	—	98,147	35,381,481	—	—	—	35,479,628
Exercise of warrants	—	2,480	868,020	—	—	—	870,500
Exercise of stock options	—	312	48,461	—	—	—	48,773
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	—	(315,000)
Dividends paid on preferred shares	—	—	—	—	(14,361)	—	(14,361)
Balance at December 31, 2005	$—	$412,333	$65,299,226	$—	$(5,895,750)	$(190,801)	$59,625,008

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,918,800	$(228,035)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net amortization on securities	49,055	62,882
Provision for loan and lease losses	475,350	1,397,000
Depreciation	479,546	432,123
(Gain) loss on sale of securities	(7,930)	32,664
Minority interest in net income of subsidiary	1,662	308
(Increase) decrease in other assets	(731,858)	721,342
Increase in other liabilities	1,233,364	122,202
Net cash provided by operating activities	4,417,989	2,540,486

Cash flows from investing activities:
Purchases of available for sale securities	—	(185,346)
Maturities and pay-downs of available for sale securities	5,003	11,609
Proceeds from sales of available for sale securities	243,276	2,454,006
Purchases of held to maturity securities	(7,929,470)	(5,035,152)
Maturities and pay-downs of held to maturity securities	2,509,762	526,125
Purchase of assets and assumption of liabilities of Gulf Bank	—	23,583,212
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(1,427,250)	(863,400)
Loan originations, net	(57,377,413)	(47,180,037)
Purchases of premises and equipment, net	(441,576)	(284,867)
Net cash used in investing activities	(64,417,668)	(26,973,850)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(2,736,409)	320,535
Net change in Federal Home Loan Bank advances	13,000,000	5,000,000
Net increase in deposits	35,034,071	11,012,074
Proceeds from issuance of common stock	35,479,628	10,937,611
Proceeds from exercise of warrants	870,500	—
Proceeds from exercise of stock options	48,773	—
Proceeds from issuance of preferred stock	—	3,095,000
Repayment of preferred shares	(315,000)	(2,785,000)
Preferred share dividends	(14,361)	(123,724)
Net cash provided by financing activities	81,367,202	27,456,496
Net change in cash and cash equivalents	21,367,523	3,023,132
Cash and cash equivalents at beginning of year	6,213,556	3,190,424

Cash and cash equivalents at end of year	$27,581,079	$6,213,556
Supplemental cash flow information:
Interest paid	$4,517,636	$2,381,937
Income taxes paid	$—	$—

See accompanying notes

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Sun American Bancorp and its subsidiary, Sun American Bank (the “Bank”), which 99.9% is owned by Sun American Bancorp, together referred to as “the Corporation.” Intercompany transactions and balances are eliminated in consolidation.

The Corporation provides financial services through its offices in Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgages, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and investment securities.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, determination of purchase accounting adjustments and the resulting amortization thereof, goodwill impairment, deferred taxes, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities such as Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount on a method that approximates the level yield method. Gains and losses on sales are based on the amortized cost of the security sold. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary. Declines in the fair values of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that the fair values have been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Corporation’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

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

The allowance consists of specific and non-specific components. The specific component relates to loans that are individually classified as impaired. The non-specific component covers pools of other loans and is based on historical loss experience adjusted for current factors.

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

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line or an accelerated method over their estimated useful lives.

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

Stock Compensation: Compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

illustrates the effect on net income (loss) per share for 2005 and 2004 if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2005	2004

Net income (loss) as reported	$2,918,800	$(228,035)
Deduct:
Dividends paid on preferred shares	(14,361)	(123,724)
Stock-based compensation expense determined under fair value based method	(2,202,770)	(61,283)
Pro forma net income (loss)	$701,669	$(413,042)

Basic earnings (loss) per share as reported	$0.24	$(0.05)
Diluted earnings (loss) per share as reported	$0.21	$(0.05)
Pro forma basic earnings (loss) per share	$0.06	$(0.06)
Pro forma diluted earnings (loss) per share	$0.05	$(0.06)

On December 16, 2005, the Board of Directors of Sun American Bancorp approved the acceleration of the vesting of all currently unvested stock options awarded to existing Directors of the Company under its Amended and Restated Directors Stock Option Plan and its Amended and Restated Incentive Stock Option. As a result of this action, options to purchase approximately 1,034,280 shares of common stock became exercisable effective December 16, 2005, representing approximately 55% of the Company’s total current outstanding options. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.

The decision to accelerate vesting of these options, which the Company believes is in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its income statement in future periods upon the adoption of Financial Accounting Standards Boards Statement No. 123R “Share-Based Payment” (“SFAS 123R”). Adoption of SFAS 123R is required on January 1, 2006, and will require that compensation expense associated with stock options unvested at December 31, 2005 be recognized in the Company’s consolidated statement of income as they become vested. It is anticipated that the accelerated vesting of these options will eliminate pre-tax compensation expense recognition in future periods beginning January 1, 2006 of approximately $1.8 million, of which approximately $431,000 would have been incurred during the year ending December 31, 2006.

The pro forma effects are computed with option pricing models, using the following weighted-average assumptions as of the grant date.

	2005	2004

Risk-free interest rate	4.23%	4.50%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	50%	19%
Dividend yield	0%	0%
Weighted Average fair value of options granted during the year	$1.53	$1.99

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss), less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate component of equity.

Adoption of New Accounting Standards:

Share-Based Payment

FASB Statement No. 123R, Accounting for Stock-Based Compensation, requires all public companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $200,000 in 2006.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,951,000 was required to meet regulatory reserve and clearing requirements at year-end 2005. These balances do not earn interest.

Common Share Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to its parent holding company or by the holding company to shareholders. No common share dividends may be paid at this time, as the Bank and its parent holding company have a deficit in retained earnings.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate financial statement note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
Mortgage-backed and other	$14,733	504	(21)
US Government Mortgage Fund	5,193,426	—	(306,574)
	$5,208,159	504	(306,595)
2004
Mortgage-backed	$269,164	$16,264	$(1,700)
US Government Mortgage Fund	5,356,197	—	(143,803)
	$5,625,361	$16,264	$(145,503)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
U.S. Government federal agency	$19,050,808	$7,532	$(254,259)	$18,804,081
Corporate	250,586	—	(1,236)	249,350
Mortgage-backed	1,859,492	—	(80,856)	1,778,636
	21,160,886	7,532	(336,351)	20,832,067
2004
U.S. Government federal agency	$13,131,509	$44,016	$(81,196)	$13,094,329
Corporate	257,528	—	(3)	257,525
Mortgage-backed	2,401,196	—	(56,069)	2,345,127
	$15,790,233	$44,016	$(137,268)	$15,696,981

Sales of available for sale securities were as follows:

	2005	2004
Proceeds	$243,276	$2,454,006
Gross gains	7,930	—
Gross losses	—	32,664

The fair value of debt securities and carrying amount, if different, at year-end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$5,260,162	$5,207,050	—
Due from one to five years	11,053,381	10,879,081	—
Due from five to ten years	2,987,851	2,967,300	—
US Government Mortgage Fund	—	—	5,193,426
Mortgage-backed	1,859,492	1,778,636	14,733
	$21,160,886	$20,832,067	$5,208,159

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 2 – SECURITIES (Continued)

Held to Maturity securities pledged at year-end 2005 and 2004 had a carrying amount of $1,995,847 and $5,542,931. In 2005 $1,995,847 was pledged to secure repurchase agreements. In 2004 $3,499,563 was pledged to secure Federal Home Loan Bank advances of $3,000,000 and $2,043,368 and was pledged to secure repurchase agreements.

Securities with unrealized losses at year-end 2005, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$6,897,000	45,358	7,912,080	208,901	$14,809,080	254,259
U.S. Govt Mortgage Fund			5,193,426	306,574	5,193,426	306,574
Mortgage-backed			1,779,498	80,877	1,779,498	80,877
Corporate			249,350	1,236	249,350	1,236
	$6,897,000	$45,358	$15,134,354	$597,588	$22,031,354	642,946

Securities with unrealized losses at year-end 2004, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$8,062,630	$81,196	$—	$—	$8,062,630	$81,196
U.S. Govt Mortgage Fund	—	—	5,356,197	143,803	5,356,197	143,803
Mortgage-backed	2,346,392	56,090	—	—	2,346,392	56,090
Corporate	305,845	1,683	—	—	305,845	1,683
	$10,714,867	$138,969	$5,356,197	$143,803	$16,071,064	$282,772

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities) and management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change. The unrealized loss on below investment grade corporate securities was not recognized into income because final maturity was scheduled for February 2006 and full principal was received. At year-end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S Government and its agencies, in an amount greater than 10% of shareholders’ equity.

NOTE 3 – LOANS

Loans at year-end were as follows:

	2005	2004
Commercial	$25,563,003	19,508,761
Real estate:
Residential	48,253,995	23,623,553
Commercial	136,095,967	109,145,228
Consumer and home equity	2,595,088	3,219,604
Other	801,589	268,928
	213,309,642	155,766,074
Less: allowance for loan losses	(2,119,396)	(1,678,191)
Net deferred loan fees	(524,927)	(358,312)
Loans, net	$210,665,319	153,729,571

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows.

	2005	2004
Beginning balance	$1,678,191	738,147
Provision for loan losses	475,350	1,397,000
Loans charged – off	(78,219)	(1,095,756)
Recoveries	113,222	180,800
Reclassification of reserve for unfunded commitments to other liabilities	(69,148)	—
Acquisition related adjustment	—	458,000
Ending balance	$2,119,396	1,678,191

Impaired loans were as follows:

	2005	2004
Year – end loans with no allocated allowance for loan losses	$—	—
Year – end loans with allocated allowance for loan losses	2,318,668	2,057,250
	$2,318,668	2,057,250

Amount of the allowance for loan losses allocated	$56,057	84,296
Average of impaired loans during the year	2,194,395	$1,410,603
Interest income recognized during impairment	161,723	25,487
Cash – basis interest income recognized	161,723	25,487

Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$—	—
Nonaccrual loans	289,804	141,208
	$289,804	141,208

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2005	2004

Land	$478,375	$478,375
Buildings and improvements	429,157	429,157
Leasehold improvements	1,706,957	1,630,824
Furniture, fixtures and equipment	2,738,714	2,112,055
	5,353,203	4,650,411
Less: Accumulated depreciation	3,338,863	2,724,714
	$2,014,340	$1,925,697

Depreciation expense was $479,546 and $432,123 in 2005 and 2004.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 4 – PREMISES AND EQUIPMENT (Continued)

Rent expense was $1,036,304 and $825,512 in 2005 and 2004. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2006	$1,958,217
2007	1,737,566
2008	1,706,475
2009	1,698,373
2010	1,673,870
Thereafter	4,465,283
$13,239,784

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Acquired Identifiable Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization Accretion	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$1,028,587	$(352,341)	$1,028,587	$(185,307)

Aggregate amortization expense was $167,035 and $154,757 for 2005 and 2004.

Estimated amortization expense for each of the next five years:

2006	$148,620
2007	130,212
2008	111,794
2009	93,384
2010	74,966
$558,976

Goodwill was $5,287,350 at December 31, 2005 and December 31, 2004. There was no impairment of goodwill at December 31, 2005 or 2004.

NOTE 6 – DEPOSITS

NOW, savings, and money market account deposits totaled $57,366,731 and $35,481,190 at December 31, 2005 and 2004.

Time deposits of $100,000 or more were $39,967,950 and $46,573,652 at year-end 2005 and 2004. Brokered deposits totaled $12,993,000 and $12,895,000 at December 31, 2005 and December 31, 2004, respectively.

Scheduled maturities of all time deposits for the next five years were as follows.

2006	$77,181,805
2007	15,130,748
2008	7,580,952
2009	1,050,278
2010	2,183,204
$103,126,987

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $1,995,847 at year-end 2005.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Average daily balance during the year	$625,000	$2,453,000
Average interest rate during the year	2.59%	0.73%
Maximum month-end balance during the year	$1,241,000	$2,466,000
Weighted average interest rate at year-end	3.45%	1.68%

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

In August 2004 the Bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time the Bank assumed $3.0 million of advances previously issued to Gulf Bank. These advances carry a fixed rate of interest and were $21,000,000 and $8,000,000 at December 31, 2005 and 2004, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The details of FHLB borrowings at December 31, 2005 and 2004 were as follows:

2005	2004	Maturity Date	Interest Rate
$—	$2,000,000	March 7, 2005	7.44%
5,000,000	—	January 30, 2006	4.51
5,000,000	—	March 29, 2006	4.64
5,000,000	—	January 22, 2007	3.69
3,000,000	3,000,000	December 10, 2007	3.59
1,000,000	1,000,000	March 26, 2008	5.51
2,000,000	2,000,000	December 8, 2008	3.87
$21,000,000	$8,000,000

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2005, compared to $2.5 million outstanding at December 31, 2004 under the Bank’s unsecured line of credit. The interest rate in effect at December 31, 2004 was 2.85%.

NOTE 9 – INCOME TAXES

The components of income tax expense are as follows:

	2005	2004
Current	$—	$—
Deferred	961,749	(77,532)
Increase (Decrease) in valuation allowance	(961,749)	77,532
	$—	$—

The Corporation recorded no income taxes in 2005 as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets. In 2005 and in 2004, the Corporation recorded a valuation allowance in an amount equal to its net deferred tax assets exclusive of unrealized loss on securities available for sale.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 9 – INCOME TAXES (Continued)

The details of the net deferred tax asset are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards (expires 2023)	$1,533,515	$2,763,737
Allowance for loan losses	571,879	331,555
Unrealized loss on securities available for sale	115,290	47,800
Depreciation	138,191	119,078
Loan fee income	197,530	134,833
Other	91,566	50,287
Deferred tax liabilities:
Intangibles	(274,377)	(178,785)
Accrual to cash basis reporting for tax purposes	(70,271)	(70,923)
Net deferred tax asset	2,303,323	3,197,582
Valuation allowance for deferred tax assets	(2,188,033)	(3,149,782)
Net deferred tax asset after valuation allowance	$115,290	$47,800

The Corporation has recorded a valuation allowance on the deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowance decreased $961,749 during the year ended December 31, 2005 and increased by $77,532 during the year ended December 31, 2004. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. No income tax benefits have been provided for the years ended December 31, 2005 and 2004, because the results of operations do not provide sufficient evidence that the net operating losses available for carryforward will be utilized in the future.

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2005:

Expiring December 31,
2005	$—
2006	53,630
2007	53,630
2008	53,630
2009	—
2010	487,427
2011	288,430
2012	844,454
2018	307,695
2019	590,608
2020	316,904
2021	314,424
2022	322,064
2023	442,350
$4,075,246

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are shown at the limited amount that may be used in any year.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2005 and 2004 were as follows.

	2005	2004

Beginning balance	$695,000	$2,370,932
New and renewed loans	7,717,177	695,000
Payments and renewals	(2,550,829)	(2,370,932)
Ending balance	$5,861,348	$695,000

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $3,087,147 and $1,564,900.

NOTE 11 – STOCK OPTIONS

The Corporation has granted stock options for the purchase of shares of common stock of the Corporation to directors, former directors and employees of the Corporation under the Amended and Restated Directors Stock Option Plan and the Amended and Restated Incentive Stock Option Plan (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Corporation expire 10 years from the date of issue. The Plans allow for a maximum of one million shares of common stock to be issued under each plan as performance awards. As of December 31, 2004, the Amended and Restated Directors Stock Option Plan and the Amended and Restated Incentive Stock Option Plan had options to purchase 71,500 and 58,800 shares of common stock available for future grants, respectively. As of December 31, 2005, the Amended and Restated Directors Stock Option Plan had options to purchase 222,300 shares of common stock available for future grants and 17,800 options were available under the Amended and Restated Incentive Stock Option Plan.

A summary of the options for the purchase of common stock of the Corporation as of December 31, 2005 and 2004, and changes during the years then ended is presented below.

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,193,823	$2.57	297,517	$2.18
Granted	980,860	4.21	921,500	2.63
Exercised	(37,690)	1.99	(27)	3.75
Forfeited or expired	(71,963)	3.08	(25,167)	1.56
Outstanding at end of year	2,065,030	$3.34	1,193,823	$2.57
Options exercisable at year-end	1,364,058	$3.14	159,600	$2.31
Weighted average fair value of options granted during year		$1.53		$1.99

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 11 – STOCK OPTIONS (Continued)

Options outstanding at year-end 2005 were as follows.

	Outstanding			Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.50	1,557	0.1 years	$1.50	1,557	$1.50
$1.75	50,000	4.3	1.75	50,000	1.75
$2.35	168,800	6.1	2.35	131,560	2.35
$2.63	852,240	8.0	2.63	694,448	2.63
$3.75	11,573	2.5	3.75	6,493	3.75
$4.00	140,000	10.0	4.00	—	—
$4.21	98,500	10.0	4.21	—	—
$4.25	742,360	9.6	4.25	480,000	4.25
Outstanding at year-end	2,065,030	8.5	$3.34	1,364,058	$3.14

On December 16, 2005, the stockholders of the Corporation approved the 2005 Stock Option and Stock Incentive Plan (the “2005 Plan”). Pursuant to the terms of the 2005 Plan, 2,000,000 shares of common stock were reserved for issuance upon the exercise of options or in the form of awards of restricted stock granted under the 2005 Plan. Of this amount, up to 1,000,000 shares of common stock may be issued upon the exercise of Incentive Stock Options. As of December 31, 2005, 215,000 options have been granted under the 2005 Plan.

NOTE 12 – STOCK WARRANTS

As of December 31, 2005, the Company had outstanding warrants to purchase 14,244,583 shares of common stock, including Class A, B, C, D, E, F and G warrants.

A summary of the warrants to purchase shares of common stock of the Company as of December 31, 2005 and December 31, 2004, is presented below.

	December 31, 2005	December 31, 2004
Class A Warrants	937,625	942,625
Class B Warrants	574,625	942,625
Class C Warrants	180,000	180,000
Class D Warrants	4,960,000	4,960,000
Class E Warrants	1,586,000	—
Class F Warrants	8,228,750	—
Class G Warrants	50,000	—
Other Warrants	1,607,958	689,800
Warrants Outstanding	18,124,958	7,715,050

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 12 – STOCK WARRANTS (Continued)

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

The Company has the right to redeem the Class F warrants at a redemption price of $0.50 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing written notice to the Class F warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $5.60, for twenty consecutive trading days. If the Company calls the Class F warrants for redemption, they will be exercisable until the close of business of the specified redemption date. The holders of Class F warrants may satisfy their obligation to pay the aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Class G Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class G warrants will expire no later than May 2009. The holders of Class G warrants may satisfy their obligation to pay the

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 12 – STOCK WARRANTS (Continued)

aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Other Warrants

An aggregate of 1,607,958 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices of these warrants range from $1.35 to $5.00 and have expiration dates between 2006 and 2010.

On November 1, 2005, the Company’s board of directors approved a reserve of class G common stock purchase warrants to purchase up to 250,000 shares of common stock to be issued from time to time to the Company’s officers, directors, and consultants (the “Warrant Plan”), which may be below the market price of the common stock on the grant date. The Warrant Plan was approved by the stockholders at a special meeting held on December 16, 2005.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2005
Total Capital to risk weighted assets	$52,270	21.83%	$19,152	8.0%	$23,940	10.0%
Tier 1 Capital to risk weighted assets	50,000	20.89	9,576	4.0	14,364	6.0
Tier 1 Capital to average assets	50,000	19.63	10,190	4.0	12,738	5.0
2004
Total Capital to risk weighted assets	$16,377	10.03%	$13,065	8.0%	$16,332	10.0%
Tier 1 Capital to risk weighted assets	14,699	9.00	6,533	4.0	9,799	6.0
Tier 1 Capital to average assets	14,699	8.37	6,868	4.0	8,585	5.0

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The holding company’s capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk weighted assets	$55,816	23.31%	$19,160	8.0%
Tier 1 Capital to risk weighted assets	53,546	22.36	9,580	4.0
Tier 1 Capital to average assets	53,546	21.02	10,190	4.0

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets	$16,474	10.09%	$13,065	8.0%
Tier 1 Capital to risk weighted assets	14,481	8.87	6,533	4.0
Tier 1 Capital to average assets	14,481	8.24	7,028	4.0

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2005	2004
Commitments to make loans – fixed	$1,551,812	$319,891
– variable	81,682,848	37,183,015
Standby Letters of credit	1,658,689	1,779,991
	$84,893,349	$39,282,897

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates generally ranging from 3.55% to 9.50% and maturities ranging from one year to three years.

Employment Agreements: The Company has employment agreements with the Chairman and the President of the Bank. Under terms of the agreement, the Company agreed to pay a minimum base salary of $130,000 per year, to grant options, and to provide certain other benefits and compensation. The employment agreements also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The 2003 agreements were automatically renewed and remain in effect.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$6,201,079	$6,201,079	$6,213,556	$6,213,556
Federal Funds Sold	21,380,000	21,380,000	—	—
Securities available for sale	5,208,159	5,208,159	5,625,361	5,625,361
Securities held to maturity	21,160,886	20,832,067	15,790,233	15,696,981
Loans, net	210,665,319	209,583,116	153,729,571	153,340,401
Federal Reserve Bank stock	1,257,400	1,257,400	610,050	610,050
Federal Home Loan Bank stock	1,328,000	1,328,000	548,100	548,100
Accrued interest receivable	1,235,797	1,235,797	604,053	604,053
Financial liabilities
Deposits	$193,464,799	$193,369,177	$158,158,474	$158,052,889
Federal funds purchased	—	—	2,500,000	2,500,000
Repurchase agreements	1,020,710	1,020,710	1,257,119	1,257,119
Federal Home Loan Bank advances	21,000,000	20,805,895	8,000,000	8,013,644
Accrued interest payable	596,814	596,814	293,346	293,346

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short—term borrowings, accrued interest receivable and payable, demand deposits, short—term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off—balance—sheet items is not significant.

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Sun American Bancorp follows.

CONDENSED BALANCE SHEETS

December 31,

	2005	2004
ASSETS
Cash and cash equivalents	$3,638,856	$178,289
Investment in Bank subsidiary	56,053,649	20,625,593
Other assets	103,666	2,743
Total assets	$59,796,171	$20,806,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$171,163	$60,515
Shareholders’ equity	59,625,008	20,746,110
Total liabilities and shareholders’ equity	$59,796,171	$20,806,625

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

December 31,

	2005	2004

Equity in net income of Bank	$3,537,499	$134,238
Less:
Interest expense	10,728	24,835
Salaries and benefits	147,622	134,347
Other expense	460,349	203,091
Net income (loss)	$2,918,800	$(228,035)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2005	2004
Cash flows from operating activities
Net Income (loss)	$2,918,800	$(228,035)
Adjustments:
Equity in undistributed (income) loss of Bank	(3,537,499)	(134,238)
Change in other assets and other liabilities	9,726	115,096
Net cash from operating activities	(608,973)	(247,177)
Cash flows from investing activities
Investment in Bank	(32,000,000)	(10,753,337)
Net cash from investing activities	(32,000,000)	(10,753,337)
Cash flows from financing activities
Increase in note payable	2,000,000	1,000,000
Repayment of note payable	(2,000,000)	(1,000,000)
Issuance of preferred shares	—	3,095,000
Redemption of preferred shares	(315,000)	(2,785,000)
Proceeds from stock issuance	36,398,901	10,937,611
Dividends paid	(14,361)	(123,724)
Net cash from financing activities	36,069,540	11,123,887
Net change in cash and cash equivalents	3,460,567	123,373
Beginning cash and cash equivalents	178,289	54,916
Ending cash and cash equivalents	$3,638,856	$178,289

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 17 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2005	2004
Basic earnings (loss) per share
Net income (loss)	$2,918,800		$(228,035)
Less: dividends paid on preferred shares	(14,361)		(123,724)
Net income (loss) attributable to common shareholders	2,904,439	$	$(351,759)
Weighted average common shares outstanding, basic	12,122,945		7,402,509
Basic earnings (loss) per common share	$0.24		$(0.05)
	2005	2004
Diluted earnings (loss) per share
Net income (loss)	$2,918,800		$(228,035)
Less: dividends paid on preferred shares	(14,361)		(123,724)
Net income (loss) attributable to common shareholders	2,904,439	$	$(351,759)
Weighted average common shares outstanding, diluted	13,604,345		7,402,509
Diluted earnings (loss) per common share	$0.21		$(0.05)

Stock warrants for 600,000 shares of common stock were not considered in computing diluted earnings per common share for 2005, and stock options and stock warrants for 1,218,290 and 7,249,050 shares of common stock were not considered in computing diluted earnings per common share for 2004, because they were antidilutive.

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2005	2004
Unrealized holding losses on available-for-sale securities	$(184,782)	$(27,609)
Less: reclassification adjustments for gains (losses) later recognized in income	7,930	(32,664)
Net unrealized gains (losses)	(176,852)	5,055
Tax effect	67,400	(1,890)
Other comprehensive income (loss) before minority interest	(109,452)	3,165
Minority interest in other comprehensive (income) loss of subsidiary	10	(3)
Other comprehensive income (loss)	$(109,442)	$3,162

NOTE 19 – PURCHASE OF ASSETS AND ASSUMPTION OF SELECTED LIABILITIES OF GULF BANK IN 2004

In order to expand its banking presence in Miami Dade County, the Bank executed the Gulf Bank Asset Purchase Agreement that closed on February 17, 2004 for $3.7 million. This transaction caused the transfer of all of Gulf Bank’s loans, totaling $42 million, to the Bank along with certain contracts of Gulf Bank and the books and records of Gulf Bank relating to the transferred assets. In addition, the Bank received a cash payment of approximately $28 million and fixed assets valued at approximately $508,000. The Bank assumed all of the deposits totaling $67 million of Gulf Bank and Federal Home Loan Bank Advances totaling $3 million and entered into an assignment and sublease agreements for the lease of the three Gulf Bank branches in Miami-Dade County, Florida.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE 19 – PURCHASE OF ASSETS AND ASSUMPTION OF SELECTED LIABILITIES OF GULF BANK IN 2004 (Continued)

The Bank accounted for the transaction as a business combination under the purchase accounting method. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands of dollars).

Cash	$27,317
Loans, net of allowance for loan losses of $458	41,750
Fixed Assets	508
Goodwill	3,344
Core deposit intangible	828
Total assets acquired	73,747
Deposits	67,013
Federal Home Loan Bank borrowings	3,000
Total liabilities assumed	70,013
Net assets acquired	$3,734

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

SELECT PROFORMA COMBINED FINANCIAL INFORMATION

	Sun American Bancorp for the year ended December 31, 2004	Gulf for the period ended February 17, 2004		Acquisition Proforma Adjustments	Proforma Sun American for the year ended December 31, 2004
Net interest income	$6,519,437	$284,537		$(8)	$6,803,966
Net (loss) income	(228,035)	158,183	(1)	(8)	(69,860)
Basic and diluted earnings (loss) per share	(0.05)	—		—	(0.02)

———————

(1)

Includes Gulf Bank net gains on sales of securities of $184,000

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income (Loss)	Earnings (loss) Per Share
				Basic	Fully Diluted
2005
First quarter	$3,206,801	$2,303,281	$601,958	$0.07	$0.06
Second quarter	3,724,247	2,607,836	513,637	0.05	0.05
Third quarter	4,305,492	2,956,108	780,972	0.06	0.05
Fourth quarter	4,827,200	3,436,189	1,022,233	0.06	0.05
2004
First quarter	$1,565,332	$1,082,459	$(566,583)	$(0.10)	$(0.10)
Second quarter	2,059,873	1,483,586	(55,561)	(0.01)	(0.01)
Third quarter	2,378,823	1,817,218	158,684	0.00	(0.00)
Fourth quarter	2,844,562	2,136,174	235,425	0.03	0.03

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

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the quarter ended December 31, 2005, the Company did not timely file Current Reports on Form 8-K to disclose the following items: 1) The acceleration of vesting of options for the Company’s directors approved on December 16, 2005. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on January 17, 2006; 2) The issuance of a bridge loan to the Company’s Chief Financial Officer on October 3, 2005. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on November 21, 2005; and 3) The issuance of the Company’s press release announcing the Company’s unaudited financial information for the third quarter. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on March 14, 2006.

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

Item 8B.

Other Information

On December 16, 2005, the board of directors of Sun American Bancorp (the “Company”) approved the acceleration of the vesting of all currently unvested stock options awarded to directors of the Company under its Amended and Restated Directors Stock Option Plan and its Amended and Restated Incentive Stock Option. As a result of this action, options to purchase approximately 1,034,280 shares of common stock became exercisable effective December 16, 2005, representing approximately 50% of the Company’s total current outstanding options. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. The information about this action was previously disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006. For further details see the foregoing Form 8-K.

On October 27, 2005, the Company issued a press release, announcing the Company’s unaudited financial information for the third quarter ended September 30, 2005. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on March 14, 2006.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information required to be included in this Item 9 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

The Company’s Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the Company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code.

Item 10.

Executive Compensation

Information required to be included in this Item 10 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information required to be included in this Item 11 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12.

Certain Relationships and Related Transactions

Information required to be included in this Item 12 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13.

Exhibits

Exhibits

The following exhibits are filed as part of this report:

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

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s proxy statement filed with the SEC on November 17, 2005)

3.2

Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.1

Stock Certificate for Common Stock (2)

4.2

Form of Class A Warrant Certificate to Purchase Shares of Common Stock

4.3

Form of Class B Warrant Certificate to Purchase Shares of Common Stock

4.4

Form of Class C Warrant Certificate to Purchase Shares of Common Stock

4.5

Form of Class D Warrant Certificate to Purchase Shares of Common Stock

4.6

Form of Class E Warrant Certificate to Purchase Shares of Common Stock

4.7

Form of Series F Common Stock Purchase Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

4.8

Form of Common Stock Purchase Warrant issued to Placement Agents. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

4.9

Form of Series G Common Stock Purchase Warrant. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).

10.1

Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001. (5)

10.2

Executive Employment Agreement dated January 1, 2003 between Michael E. Golden and the Company* (4)

10.3

Executive Employment Agreement dated January 1, 2003 between Hugo Castro and the Company* (4)

10.4

Asset Purchase Agreement between PanAmerican Bank and Gulf Bank dated October 9, 2003. (3)

10.5

Company Promissory Note for a $2,000,000 revolving line of credit dated February 25, 2005 (4)

10.6

Bank $5,000,000 unsecured credit facility dated May 16, 2005 (4)

10.7

Amended and Restated Incentive Stock Option Plan (incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*

10.8

Amended and Restated Directors Stock Option Plan (incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*

10.9

Non-Qualified Stock Options granted to outside directors and Incentive Stock Options granted to executive officers on July 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2005).*

10.10

2005 Stock Option and Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on November 17, 2005)*

10.11

Loan agreement with Robert Nichols, dated as of October 3, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).*

10.12

Loan agreement with Michael E. Golden, dated as of November 15, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).*

10.13

Form of Securities Purchase Agreement dated as of December 14, 2005, by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, November 11, 2005, and December 14, 2005).

10.14

Form of Registration Rights Agreement dated as of December 14, 2005, by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, November 11, 2005, and December 14, 2005).

10.15

Board resolution adopting Warrant Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).*

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 17 to consolidated financial statements included in this Form 10-KSB).

14.1

Code of Ethics (4)

21.0

Subsidiaries of the Small Business Issuer – N/A

23.1

Consent of Independent Registered Public Accounting Firm

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

32.2

Section 1350 Certification

———————

(1)

Filed as an exhibit to Form 8-K of the registrant on November 25, 1997.

(2)

Filed as an exhibit to Form 10-KSB of the registrant on April 3, 2002.

(3)

Filed as an exhibit to Form 8-K of the registrant on October 28, 2003.

(4)

Filed as an exhibit to Form 10-QSB of the registrant on August 15, 2005.

(5)

Filed as an exhibit to Form 10-QSB of the registrant on August 14, 2001.

*

Management compensation plan or arrangement.

Item 14.

Principal Accountant Fees and Services

Information required to be included in this Item 14 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

By:	s/ MICHAEL E. GOLDEN
Name: Michael E. Golden Title: Chief Executive Officer

March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March 29, 2006
Michael E. Golden

(ii) Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	March 29, 2006
Robert L. Nichols

(iii) Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March 29, 2006
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March 29, 2006
Michael E. Golden

/s/ HUGO A. CASTRO	Director and Secretary	March 29, 2006
Hugo A. Castro

/s/ NELSON FAMADAS	Director and Vice Chairman	March 29, 2006
Nelson Famadas	of the Board

/s/ LEONARD F. MARINELLO	Director	March 29, 2006
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	March 29, 2006
Stephen L. Perrone

/s/ ALBERTO VALLE	Director	March 29, 2006
Alberto Valle

/s/ MICHAEL F ROSINUS	Director	March 29, 2006
Michael F Rosinus

EXHIBIT INDEX

Exhibit No.	Description
4.2	Form of Class A Warrant Certificate to Purchase Shares of Common Stock
4.3	Form of Class B Warrant Certificate to Purchase Shares of Common Stock
4.4	Form of Class C Warrant Certificate to Purchase Shares of Common Stock
4.5	Form of Class D Warrant Certificate to Purchase Shares of Common Stock
4.6	Form of Class E Warrant Certificate to Purchase Shares of Common Stock
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification