Form 10KSB/A
period 2005-12-31
Sun American Bancorp
filed 2006-05-01
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

(Amendment No. 1)

———————

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

———————

SUN AMERICAN BANCORP

(Name of small business issuer in its charter)

———————

Delaware	0-22911	65-0325364
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3400 Coral Way, Miami, Florida 33145

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (305) 421-6800

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer, based upon the closing price of $5.50 on the American Stock Exchange, on April 26, 2006, was $64,891,591. Solely for the purpose of this calculation, all directors, officers and holders of more than 5% of the registrant’s outstanding common stock were deemed to be affiliates.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 26, 2006:

18,790,152 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Sun American Bancorp (the “Company”) is filing this amendment on Form 10-KSB/A (Amendment No. 1) to amend its annual report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 29, 2006, and to include the information required by Part III of a Form 10-KSB, pursuant to Instruction E(3) of such form. The Company does not anticipate filing a definitive proxy statement within 120 days after the end of its fiscal year, and information required by Part III of the Form 10-KSB is no longer being incorporated by reference to the Company’s definitive proxy statement.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

General

The Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) of the Company, in conjunction with its Amended and Restated Bylaws, provide that the number of directors constituting the board of directors shall be not less than five nor more than twenty-five with the exact number of directors to be fixed from time to time exclusively by resolution passed by a majority of the board of directors. The board has set the number of directors at eight. In accordance with the Certificate of Incorporation, the board of directors is divided into three classes, designated Classes I, II and III, which are to be comprised of a number of directors as nearly equal in number as possible. The members of each class of directors are to be elected for a term of three years and until their respective successors are elected and qualified or until the director’s resignation or removal.

The following table sets forth certain information regarding the Company’s board of directors as of April 26, 2006.

Name	Age	Title/Position	Director Since	Present Term Expires	Class

James F. Partridge	77	Chairman of the Board	2000	2008	III
Hugo A. Castro*	63	Director and Secretary	2000	2006	I
Nelson Famadas, Ph.D	57	Vice Chairman of the Board	2002	2007	II
Michael E. Golden	62	Director, President and Chief Executive Officer	2000	2008	III
Leonard F. Marinello*	66	Director	2000	2006	I
Stephen L. Perrone	62	Director	2001	2007	II
Michael F. Rosinus	47	Director	2005	2006	I
Alberto Valle	68	Director	2000	2008	III

———————

*

The son of Hugo A. Castro is married to the daughter of Leonard F. Marinello.

The business experience for the past 5 years, unless otherwise indicated, of each member of the board of directors is set forth below.

James F. Partridge: Mr. Partridge has been Chairman of the board of directors since April 2000. He is also a director of the Company’s subsidiary, Sun American Bank, hereinafter referred to as the Bank, a position he has held since April 2000. He retired as President of Visa International, Latin America and Caribbean Region, on June 30, 1999 after serving in a variety of capacities since 1978. He joined the management of Visa International as Vice President in charge of the Development Division for the Western United States, Latin America and Asia-Pacific. At present, he serves as a Strategic Director on the Regional Board of Directors of Visa International and is Chairman of its Executive & Planning Committee.

Hugo A. Castro: Mr. Castro has been a director since April 2000 and Secretary of the Company since 2002. He also has been a director and President of the Bank since April 2000. He has been working in the banking industry for 39 years. Until 1999, he served as President and Chief Executive Officer of Eastern National Bank in Miami, Florida. He was an Executive Vice President with Totalbank in Miami, Florida from 1996 to 1998. From 1994 to 1996, he was Executive Vice President with Intercontinental Bank, having joined Intercontinental upon the acquisition of Commercial Trust Bank in 1993. He was the President, Chief Executive Officer, director and a founding stockholder of Commercial Trust Bank from 1988 to 1993, following 20 years of service at Commercial Bank & Trust Company, where he served as Executive Vice President. He is a graduate of the School of Banking of the South at Louisiana State University and also holds a degree from Miami-Dade College and he attended La Salle University in Havana, Cuba in 1960 and 1961.

Nelson Famadas, Ph.D.: Dr. Famadas has been a director and Vice Chairman since May 2002. He is also a director of the Bank, a position he has held since February 2002. He has served as Chairman and Chief Executive Officer of Gables Holding Corporation, a real estate development company, since 1991. He serves on the board of directors of various civic and charitable organizations both in Puerto Rico and Florida. He is also a member of the board of directors of a community-based home healthcare agency, as well as of two non-profit hospitals. He is presently an Adjunct Professor at Florida International University’s School of Business Administration, lecturing in Operations Management.

Michael E. Golden: Mr. Golden has been a director since March 2002 and President and Chief Executive Officer since June 2002. He is also Chairman of the Board and Chief Executive Officer of the Bank. He has been in the investment banking/securities business for over 25 years. He was a Senior Vice President in sales and management at Smith Barney from 1979 to 1989. In 1989, he founded a securities firm, First Colonial Securities Group, which grew nationwide to 25 offices and 200 retail brokers specializing in asset management and investment banking. Mr. Golden worked at First Colonial Securities Group until March 2001 and acted as a private investor from March 2001 until April 2002 and as a private securities broker in April – June 2002. He has also been on the board of directors of other banks and industrial companies. He is currently Chairman of the Kid Academy, a child-learning center that he founded in 1987.

Leonard F. Marinello: Mr. Marinello has been a director since April 2000. He also served as the Chairman of the Board of the Bank. He is founder, President and Chief Executive Officer of Allied Plating Supplies, Inc., a company engaged in the metal finishing business located in Hialeah, Florida, which was formed in 1957. He was a director of Commercial Trust Bank from 1988 to 1993. During his tenure at Commercial Trust Bank, he was an active member of its Loan and Audit Committees. He has also served as a director of several privately held companies, including Allied Plating Supplies, Inc. (Chairman), Arch Drain Block Co. (Chairman), Brick Oven Pizzaria and Royal Sport, Inc. He is a graduate of the University of Miami, where he received a Bachelor’s Degree in Finance.

Stephen L. Perrone: Mr. Perrone has been a director since September 2001. He is also a director of the Bank, a position he has held since September 2001. He is founder and President of Brickell Bay Capital Group, a private investment firm, which was formed in 1996. Prior to founding Brickell Bay Capital Group, he was a partner with the law offices of Shutts & Bowen in Miami, Florida, where he began his legal career in 1968. He has been active in community affairs, having been past president of the Miami Downtown Lions Club and the Coral Gables South Miami Khoury Baseball League, where he was active for 12 years. He was a founding member and still is on the board of directors of the Archdiocese of Miami Education Foundation. He has also served on the board of directors of Gulliver Schools and the Miami City Ballet. He is a Certified Public Accountant, licensed in Florida.

Michael F. Rosinus: Mr. Rosinus has been a director since November 2005. He has been a portfolio manager at Tiedeman Investment Group since 1998 and a general partner in Tiedeman Rosinus LP since 1998.

Alberto Valle: Mr. Valle has been a director since September 2001. He also has been a director of the Bank since September 2001. He has been employed by BMC Investments and Athlone of Florida, Inc. since 1987. He was a director of Commercial Trust Bank from 1988 to 1993. He also served as Vice President and Lending Officer for Commercial Bank and Trust from 1985 to 1988. He attended the Havana Institute in Havana, Cuba where he received a Bachelor in Science Degree.

The business experience for the past 5 years, unless otherwise indicated, of the Company’s executive officers who are not also directors is set forth below.

Alfredo M. Barreiro: Mr. Barreiro, age 39, has been an Executive Vice President and the Chief Operating Officer of the Bank since 2003. He was the Chief Financial Officer and Controller of the Company and the Bank from 2002 to 2003. He was the Chief Financial Officer of Union Credit Bank in Miami, Florida from 2001 to 2002. He was the Vice President and Controller of Sofisa Bank of Florida from 1999 to 2001. He was the Controller of Florida International Bank from 1997 to 1999 and the Assistant Controller from 1995 to 1997. He started his banking career with Banco Latino International as an Accounting Assistant and Assistant Treasurer. He is a graduate of Florida International University where he received a Bachelor’s of Business Administration Degree in Finance and Miami Dade Community College where he received an Associate of Arts Degree in Economics.

Robert K. Garrett: Mr. Garrett, age 44, has been an Executive Vice President and the Chief Lending Officer of the Bank since 2000. He was the Vice President of Commercial Lending for Intercontinental Bank, Totalbank and Eastern National Bank in Miami, Florida. He started his banking career with Commercial Bank & Trust Company in Miami, Florida in 1980. He received a Commercial Lending Diploma from the American Institute of Banking and is a graduate of Florida International University where he received a Bachelor’s in Arts Degree in Finance.

Robert L. Nichols: Mr. Nichols, age 47, has been the Chief Financial Officer of the Company and the Bank since April 2004 and the President of the Executive Committee of the Bank since June 2005. He was the Chief Financial Officer for the Private Banking business in the United States for the Royal Bank of Canada in Miami, Florida from September 2002 to April 2004 and also developed an Investment Advisory business for the Royal Bank of Canada since he relocated to Miami, Florida in 1997. He was the Managing Director of the Royal Bank of Canada’s International Investment Management and Trust business from 1991 to 1997. He managed a Branch Audit function and then the Corporate Accounting department of Royal Trust (Canada’s largest trust company) from 1986 to 1991. He spent five years in public accounting with Ernst & Young LLP in Canada. He is a graduate of the University of Toronto where he received a Bachelor’s of Commerce Degree. He earned a Chartered Accountant (Canada) designation in 1984.

Audit Committee and Audit Committee Financial Expert

The Company has established the Audit Committee of the board of directors. The Audit Committee assists the board of directors in maintaining the integrity of the Company’s financial statements, and of its financial reporting processes and systems of internal audit controls, and its compliance with legal and regulatory requirements. The Audit Committee reviews the scope of independent audits and assesses the results. The Audit Committee meets with management to consider the adequacy of the internal controls over and the objectivity of financial reporting. The Audit Committee also meets with the independent auditors and with appropriate financial personnel concerning these matters. The Audit Committee selects, determines the compensation of, appoints and oversees the Company’s independent auditors. The independent auditors periodically meet with the Audit Committee and always have unrestricted access to the Audit Committee. The Audit Committee consists of Messrs. Famadas, Perrone and Valle. The board of directors has determined that Mr. Famadas qualifies as an “audit committee financial expert” as defined under Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act in this document, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission, referred to as the SEC in this document, initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all of these filing requirements were complied with by its officers and directors and by the beneficial owners of more than 10% of its common stock, except that Mr. Barreiro filed his Form 3 late and two Forms 4 late reflecting three transactions, Mr. Castro filed one Form 4 late reflecting one transaction, Dr. Famadas filed one Form 4 late reflecting one transaction, Mr. Garrett filed his Form 3 late and one Form 4 late reflecting one transaction, Mr. Golden filed two Forms 4 late reflecting seven transactions, Mr. Marinello filed one Form 4 late reflecting one transaction, Mr. Nichols filed one Form 4 late reflecting one transaction, Mr. Partridge filed one Form 4 late reflecting one transaction, Mr. Perrone filed two Forms 4 late reflecting four transactions, Mr. Rosinus filed one Form 4 late reflecting two transactions, William T. Ross, Executive Vice President, Sales and Service, of the Bank filed his Form 3 late and one Form 4 late reflecting one transaction, and Mr. Valle filed one Form 4 late reflecting one transaction. In making the foregoing statements, the Company has relied upon copies of the reports received by it and certain written representations.

Process by which Stockholders May Recommend Nominees to the Board of Directors

The Company does not have a standing Nominating Committee. The Compensation Committee is responsible for, among other matters, determining the board member qualifications needed to strengthen and balance the board of directors, establishing criteria for selecting new directors, recommending nominees for director and recommending directors for membership on various committees of the board of directors for consideration of the full board.

In November 2005, the Company adopted the following policy regarding the process by which stockholders can recommend nominees to the board of directors. The Compensation Committee will consider properly submitted stockholder recommendations of director candidates. A stockholder who wishes to recommend a prospective director nominee should send a letter to the Chairman of the Compensation Committee at:

3400 Coral Way, Miami, Florida 33145. Such letter must be signed and dated and the following information must be included in or attached to the letter:

•

name and address of the stockholder making the recommendation;

•

proof that the stockholder was the stockholder of record, and/or beneficial owner, of the common stock as of the date of the letter;

•

the name, address and resume of the recommended nominee;

•

all other information regarding the stockholder nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and

•

written confirmation executed by the proposed nominee to serve as a director if so nominated and elected.

Code of Ethics

Information in response to Item 406 of Regulation S-B is included in the Form 10-KSB filed with the SEC on March 29, 2006 and is incorporated herein by reference.

Item 10.

Executive Compensation

General

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid to the “named executive officers,” as defined in Item 402(a)(2) of Regulation S-B (the “Named Executive Officers”), for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2005, 2004 and 2003.

Long-Term Compensation
		Annual Compensation							Awards
Name and Principal Position	Year	Salary ($)			Bonus ($)		Other Annual Compensation ($) (2), (3)		Securities Underlying Options (#)	All Other Compensation ($) (4)
Michael E. Golden Director, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank	2005 2004 2003	$ $ $	200,000 130,000 125,000		$ $ $	137,500 5,000 3,500	$ $ $	10,800 10,800 11,400	140,000 150,000 19,000	$ $ $	11,196 11,196 11,196
Hugo A. Castro Secretary of the Company and President of the Bank	2005 2004 2003	$ $ $	175,000 130,000 125,000		$ $ $	50,000 5,000 3,500	$ $ $	10,800 10,800 11,400	90,000 25,000 19,000	$ $ $	9,800 9,800 9,800
Robert L. Nichols Chief Financial Officer of the Company and President of the Executive Committee and Chief Financial Officer of the Bank	2005 2004 2003	$ $	133,958 74,347 —	(1)	$ $	50,000 10,000 —		$3,000 — —	25,000 75,000 —		— — —
Robert K. Garrett Executive Vice President and Chief Lending Officer of the Bank	2005 2004 2003	$ $ $	93,750 80,035 76,763		$ $ $	20,000 10,000 1,500	$ $ $	3,000 3,000 2,750	35,000 5,000 4,000		— — —
Alfredo M. Barreiro Executive Vice President and Chief Operating Officer of the Bank	2005 2004 2003	$ $ $	90,000 73,360 65,017		$ $ $	20,000 10,000 5,500		$1,500 — —	20,000 30,000 16,000		— — —

———————

(1)

Mr. Nichols’ employment with the Company commenced in April 2004.

(2)

Represents a monthly car allowance.

(3)

The Company rents an apartment in Miami, Florida at a monthly rent of $1,550. The apartment is used primarily for business purposes, but is available and has been used infrequently by the Company’s executive officers for personal purposes.

(4)

Represents the life insurance premium paid by the Company on behalf of Mr. Golden and Mr. Castro.

Option Grants in Fiscal Year 2005

The following table sets forth information regarding options to purchase shares of the Company’s common stock granted to the Named Executive Officers during 2005.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh) (1)	Expiration Date

Michael E. Golden	140,000	25%	$4.25	07/21/2015

Hugo A. Castro	90,000	16%	$4.25	07/21/2015

Robert L. Nichols	25,000	4%	$4.25	07/21/2015

Robert K. Garrett	35,000	6%	$4.25	07/21/2015

Alfredo M. Barreiro	20,000	4%	$4.25	07/21/2015

———————

(1)

Represents the market price on the grant date.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Value

The following table sets forth certain information concerning exercises of options by the Named Executive Officers during 2005, as well as information concerning unexercised stock options held as of December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Michael E. Golden	—	—	309,000	—	$325,450	—

Hugo A. Castro	—	—	184,000	—	$229,200	—

Robert L. Nichols	—	—	35,000	65,000	$ 53,850	$82,650

Robert K. Garrett	—	—	27,200	31,800	$ 41,900	$11,150

Alfredo M. Barreiro	—	—	28,800	37,200	$ 48,080	$40,820

———————

(1)

Represents the aggregate market value (market price of common stock less the exercise price) of the options granted based upon the closing price of the common stock as reported on the American Stock Exchange on December 30, 2005, the last trading day for such year, of $4.40 per share.

Compensation of Directors

During 2005, the Company compensated the non-managerial directors for their services as directors at the rate of $2,000 per month. As of January 1, 2006, the Company compensates the non-managerial directors for their services at the rate of $3,000 per month. All directors are eligible to receive awards under the Company’s Amended and Restated Directors Stock Option Plan and 2005 Stock Option and Stock Incentive Plan. On July 21, 2005, each of Messrs. Partridge, Perrone, Marinello, Famadas and Valle were granted options to purchase 50,000 shares of the Company’s common stock. The exercise price of each option is $4.25 per share.

The options were to vest 20% per year beginning on January 1, 2006. On December 16, 2005, the board of directors approved the acceleration of the vesting of all then unvested stock options awarded to directors of the Company in connection with the Company’s adoption of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” as of January 1, 2006.

Employment Contracts and Termination of Employment Arrangements

The Company entered into an Employment Agreement, dated as of January 1, 2003, with Michael E. Golden. The Employment Agreement has a one-year term that automatically renews on January 1st of each year. Either party can terminate the employment of Mr. Golden upon 60 days’ notice. The Employment Agreement provides that Mr. Golden will receive a car allowance, health, hospitalization and disability benefits, and participation in an executive incentive bonus plan. Upon termination, Mr. Golden will receive his then-current salary through the end of the applicable calendar year.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 26, 2006, there were 18,790,152 shares of common stock issued and outstanding. The following table shows, as of April 26, 2006, the number of shares of common stock beneficially owned by: (i) each of the Company’s directors; (ii) each of the Company’s Named Executive Officers; (iii) all of the Company’s directors and executive officers as a group; and (iv) each person known by the Company to beneficially own more than 5% of any class of its outstanding voting securities.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Named Executive Officers

James F. Partridge	325,608	(2)	1.7%

Hugo A. Castro	301,415	(3)	1.6%

Nelson Famadas	346,318	(4)	1.8%

Michael E. Golden	559,836	(5)	2.9%

Leonard F. Marinello	303,186	(6)	1.6%

Stephen L. Perrone	471,596	(7)	2.5%

Michael F. Rosinus	464,825	(8)	2.5%

Alberto Valle	154,550	(9)	*

Alfredo M. Barreiro	30,800	(10)	*

Robert K. Garrett	31,700	(11)	*

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Robert L. Nichols	40,000	(12)	*

All directors and executive officers as a group (12 persons)	3,037,834	(13)	14.9%

More than 5% Holders

Steven Major 350 Madison Avenue, 9th Floor New York, NY 10017	1,261,125	(14)	6.6%

Jay R. Petschek 350 Madison Avenue, 9th Floor New York, NY 10017	1,261,125	(14)	6.6%

Corsair Capital Management, L.L.C. 350 Madison Avenue, 9th Floor New York, NY 10017	1,261,125	(14)	6.6%

First BanCorp 1519 Ponce de Leon Ave Santurce, PR 00909	1,142,341	(15)	5.9%

Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880	1,637,159	(16)	8.3%

Martin Stein 21331 Greenwood Ct. Boca Raton, FL 33433	1,085,449	(17)	5.6%

McAlpine Park Lane, Inc. 1100 5th Avenue South, Suite 201 Naples, FL 34102	1,390,875	(18)	7.1%

QVT Financial GP LLC 527 Madison Avenue, 8th Floor New York, NY 10022	1,500,000	(19)	7.8%

QVT Financial LP 527 Madison Avenue, 8th Floor New York, NY 10022	1,500,000	(19)	7.8%

QVT Associates GP LLC 527 Madison Avenue, 8th Floor New York, NY 10022	1,500,000	(19)	7.8%

QVT Fund LP Walkers SPV, Walkers House P.O. Box 908GT Mary Street George Town, Grand Cayman, Cayman Islands	1,500,000	(19)	7.8%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Second Curve Capital, LLC 200 Park Avenue, Suite 3300 New York, NY 10116	1,875,000	(20)	9.7%

Second Curve Partners, LP 200 Park Avenue, Suite 3300 New York, NY 10116	1,171,875	(21)	6.1%

James G. Dinan 390 Park Avenue New York, NY 10022	4,875,375	(22)	23.9%

JGD Management Corp. 390 Park Avenue New York, NY 10022	4,875,375	(22)	23.9%

York Global Value Holdings, LLC 390 Park Avenue New York, NY 10022	2,681,250	(23)	13.6%

York Global Value Partners, L.P. 390 Park Avenue New York, NY 10022	2,681,250	(23)	13.6%

York Offshore Holdings, Limited 390 Park Avenue New York, NY 10022	1,747,125	(24)	9.0%

York Investment Limited 390 Park Avenue New York, NY 10022	1,747,125	(24)	9.0%

———————

* less than 1%

(1)

Unless otherwise provided, the address of each beneficial holder listed above is c/o Sun American Bancorp, 3400 Coral Way, Miami, Florida 33145.

(2)

Includes options to purchase 152,600 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(3)

Includes options to purchase 184,000 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(4)

Includes 37,943 shares of common stock owned by Mr. Famadas’ wife, over which Mr. Famadas has voting and dispositive power, and options to purchase 155,050 shares of common stock held by Mr. Famadas, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(5)

Includes options to purchase 309,000 shares of common stock and other securities exercisable into 77,829 shares of common stock, all of which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 125,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006 and 50,000 shares of restricted stock.

(6)

Includes options to purchase 153,050 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(7)

Includes 125,928 shares of common stock held by SEFKO Capital Ltd., 76,317 shares of common stock held by Sefko, Inc., 48,900 shares of common stock held by Seven Hills Investments, LLC, over which Mr. Perrone has sole voting power and shared investment power, 16,215 shares of common stock held by Brickell Bay Management Inc., over which Mr. Perrone has sole voting power, 49,786 shares of common stock held in Mr. Perrone’s IRA and options to purchase 152,450 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006. Includes other securities exercisable into 2,000 shares of common stock within 60 days of April 26, 2006.

(8)

Includes 309,750 shares of common stock held by Tiedemann Rosinus LP, over which Mr. Rosinus has shared voting and investment power, 200 shares owned by Mr. Rosinus’ son and Class F warrants to purchase 154,875 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(9)

Includes options to purchase 154,550 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 50,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(10)

Includes options to purchase 28,800 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 57,200 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(11)

Includes option to purchase 27,200 shares of common stock and other securities exercisable into 3,000 shares of common stock, all of which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 57,800 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(12)

Includes options to purchase 35,000 shares of common stock, which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 115,000 shares of common stock, which are not exercisable within 60 days of April 26, 2006.

(13)

Includes options to purchase 1,351,700 shares of common stock and other securities exercisable into 237,704 shares of common stock beneficially owned by the directors and Named Executive Officers, all of which are exercisable within 60 days of April 26, 2006. Also includes 2,000 shares of common stock and options to purchase 6,000 shares of common stock owned by another executive officer, all of which are exercisable within 60 days of April 26, 2006. Excludes options to purchase 705,000 shares of common stock owned by directors and Named Executive Officers and 54,000 shares of common stock owned by another executive officer, which are not exercisable within 60 days of April 26, 2006. Also excludes 50,000 shares of restricted stock owned by a Named Executive Officer.

(14)

Includes 405,703 shares of common stock and Class F warrants to purchase 202,852 shares of common stock held by Corsair Capital Partners, L.P., 253,975 shares of common stock and Class F warrants to purchase 126,988 shares of common stock held by Corsair Select, L.P., 51,665 shares of common stock and Class F warrants to purchase 25,832 shares of common stock held by Corsair Capital Investors, Ltd., 19,058 shares of common stock and Class F warrants to purchase 9,529 shares of common stock held by Corsair Capital Partners 100, L.P., 13,065 shares of common stock and Class F warrants to purchase 6,533 shares of common stock held by Corsair Long Short International, Ltd., and 145,925 shares of common stock held in accounts managed by Corsair Capital Management, L.L.C. As reported on Schedule 13G filed with the SEC on March 2, 2006, Corsair Capital Management, L.L.C. has shared voting power over 1,115,200 shares beneficially owned by it as the investment manager for Corsair Capital Partners, L.P., Corsair Select, L.P., Corsair Capital Investors, Ltd., Corsair Capital Partners 100, L.P., and Corsair Long Short International, Ltd. (collectively, the “Corsair Entities”) and shared dispositive power over 1,261,125 shares beneficially owned by it as the investment manager of the Corsair Entities, which total also includes the 145,925 shares held in accounts it manages. As reported on Schedule 13G filed with the SEC on March 2, 2006, each of Mr. Major and Mr. Petschek have shared voting power over 1,115,200 shares and shared dispositive power over 1,261,125 shares beneficially owned by him as a controlling person of Corsair Capital Management, L.L.C. The Class F warrants are exercisable within 60 days of April 26, 2006.

(15)

Includes Class A warrants to purchase 131,425 shares of common stock, Class B warrants to purchase 131,425 shares of common stock and Class D warrants to purchase 250,000 shares of common stock, all of which are exercisable within 60 days of April 26, 2006.

(16)

Includes Class D warrants to purchase 842,106 shares of common stock and Class F warrants to purchase 108,000 shares of common stock, all of which are exercisable within 60 days of April 26, 2006.

(17)

Includes 139,282 shares held by Mr. Stein’s wife, over which Mr. Stein has voting and dispositive power, Class A warrants to purchase 60,000 shares of common stock and Class C warrants to purchase 414,000 shares of common stock, all of which are exercisable within 60 days of April 26, 2006.

(18)

Includes Class A warrants to purchase 200,000 shares of common stock, Class B warrants to purchase 200,000 shares of common stock, Class D warrants to purchase 490,000 shares of common stock and Class F warrants to purchase 18,625 shares of common stock, all of which are exercisable within 60 days of the April 26, 2006.

(19)

Includes 1,000,000 shares of common stock and Class F warrants to purchase 500,000 shares of common stock, which are exercisable within 60 days of April 26, 2006, held by QVT Fund LP. As reported on Schedule 13G filed with the SEC on December 8, 2005, QVT Financial GP LLC is the general partner of QVT Financial LP, which is the investment manager of QVT Fund LP. In addition, QVT Associates GP LLC is the general partner of QVT Fund LP.

(20)

Includes 781,250 shares of common stock and Class F warrants to purchase 390,625 shares of common stock, which are exercisable within 60 days of April 26, 2006, owned by Second Curve Partners, LP, over which Second Curve Capital, LLC has voting and dispositive power and includes Class F warrants to purchase 234,375 shares of common stock, which are exercisable within 60 days of April 26, 2006.

(21)

Includes Class F warrants to purchase 390,625 shares of common stock, which are exercisable within 60 days of April 26, 2006.

(22)

Includes Class F warrants to purchase 1,625,125 shares of common stock, which are exercisable within 60 days of April 26, 2006. As reported on Schedule 13D filed with the SEC on October 28, 2005, JGD Management Corp. is the investment manager for York Capital Management, L.P., York Investment Limited and York Global Value Partners, L.P. James G. Dinan is the sole shareholder of JGD Management Corp.

(23)

Includes Class F warrants to purchase 893,750 shares of common stock, which are exercisable within 60 days of April 26, 2006. As reported on Schedule 13D filed with the SEC on October 28, 2005, York Global Value Holdings, LLC is the general partner of York Global Value Partners, L.P.

(24)

Includes Class F warrants to purchase 582,375 shares of common stock, which are exercisable within 60 days of April 26, 2006. As reported on Schedule 13D filed with the SEC on October 28, 2005, York Offshore Holdings, Limited is an investment manager for York Investment Limited.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column (a)	Weighted–average exercise price of outstanding options, warrants and rights Column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) Column (c)

Equity compensation plans approved by security holders (1)	2,024,900	$3.41	2,210,300
Equity compensation plans not approved by security holders	—	—	—
Total	2,024,900	$3.41	2,210,300

———————

(1)

The Company has three equity compensation plans: (i) the Amended and Restated Directors Stock Option Plan; (ii) the Amended and Restated Incentive Stock Option Plan; and (iii) the 2005 Stock Option and Stock Incentive Plan.

As of December 31, 2005, the Company’s stockholders approved a maximum of 1,000,000 shares of common stock to be issued under the Amended and Restated Directors Stock Option Plan and there were options to purchase 777,700 shares of common stock outstanding.

As of December 31, 2005, the Company’s stockholders approved a maximum of 1,000,000 shares of common stock to be issued under the Amended and Restated Incentive Stock Option Plan and there were options to purchase 982,200 shares of common stock outstanding.

As of December 31, 2005, the Company’s stockholders approved a maximum of 2,000,000 shares of common stock to be issued under the 2005 Stock Option and Stock Incentive Plan and there were options to purchase 215,000 shares of common stock outstanding.

As of December 31, 2005, the Company’s stockholders approved a maximum of 250,000 shares of common stock to be issued under the Warrant Plan and there were warrants to purchase 50,000 shares of common stock outstanding.

Item 12.

Certain Relationships and Related Transactions

Christine Golden, the former spouse of Michael Golden, a director, President and Chief Executive Officer of the Company, was the sole owner of the issued and outstanding shares of Franklin National Financial Holding, LLC, which was the parent company of Franklin National Financial Group, LLC (“Franklin Group”), a registered securities broker-dealer. On August 15, 2003, Franklin Group entered into a Networking Arrangement with the Company and the Bank for Franklin Group to provide securities broker-dealer services to Bank customers at the Bank’s branches, and for the Bank to receive a fee from this arrangement. According to the Networking Arrangement, Franklin Group would pay the Bank a fee for utilizing space at its branches. Franklin Group would be permitted to advertise its broker-dealer services at the Bank’s branches and enter into agreements with customers for brokerage services. The Bank sampled rents from other similar arrangements to determine the rent to be charged Franklin Group. Members of the Company’s board of directors were aware of the relationship between Michael Golden and Franklin Group and consented to the arrangement. The board of directors took no further steps in this matter. The Bank was not involved in the brokerage relationship between its customers and Franklin Group nor did the Bank receive any compensation or fee for brokerage transactions or services provided by Franklin Group. Franklin Group never commenced operations at the Bank’s branches as contemplated by the Networking Arrangement and went out of business during 2005.

Franklin Group was a placement agent for one of the Company’s private placements in 2005. In connection with the private placement, Franklin Group received $639,600, consisting of $487,250 of sales commission and $152,350 of non-accountable expense allowance. Franklin Group also received warrants to purchase 146,670 shares of common stock at an exercise price of $4.25 per share.

Brett Golden, the son of Michael Golden, a director, President and Chief Executive Officer of the Company, is the majority owner of Colonial Capital Partners LLC (“Colonial”), which was a placement agent for three of the Company’s private placements in 2005. In connection with the private placements, Colonial received $2,064,618, consisting of $1,513,348 of sales commission and $551,270 of non-accountable expense allowance. Colonial also received warrants to purchase 545,400 shares of common stock at an exercise price of $4.00 per share.

In March 2005, the Bank extended two lines of credit to business entities affiliated with Stephen Perrone, a director of the Company and a director of the Bank, in the aggregate principal amount of approximately $5.9 million. The lines of credit are secured by real estate. On March 31, 2006, the amount outstanding under the lines of credit was approximately $5.9 million, which amount does not exceed the appraised value of the real estate securing the lines of credit, and the loans were considered performing in accordance with their terms.

On October 3, 2005, the Bank provided a bridge loan of up to $500,000 to Robert Nichols, Chief Financial Officer of the Company. The bridge loan was unsecured, had a term of 90 days and an interest rate equal to the prime rate. The bridge loan was repaid in full by Mr. Nichols on December 29, 2005.

On November 15, 2005, the Bank provided a consumer loan in the amount of $150,000 to Michael Golden, a director, President and Chief Executive Officer of the Company and a director of the Bank. The consumer loan was unsecured, had a term of six months and an interest rate equal to the prime rate. The consumer loan was repaid in full by Mr. Golden on December 23, 2005.

The Company believes that each of the loans discussed above was provided in the ordinary course of the consumer credit business of the Bank and is on the same terms and conditions as loans made by the Bank to unrelated third parties. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

On October 31, 2005, the Bank employed Ron Golden, the brother of Michael Golden, a director, President and Chief Executive officer of the Company, as Vice President, Construction Lending. Ron Golden’s base salary is $95,000. From April 2005 to October 31, 2005, he was a consultant to the Bank and earned $61,000.

Item 13.

Exhibits

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

Item 14.

Principal Accountant Fees and Services

The firm of Crowe Chizek and Company LLC (“Crowe Chizek”) has served as the Company’s independent public accountants since 2002.

Audit Fees

The aggregate fees billed by Crowe Chizek for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and for the reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB for such fiscal year were approximately $87,000. The aggregate fees billed by Crowe Chizek for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB for such fiscal year were approximately $80,000.

Audit-Related Fees

The aggregate fees billed by Crowe Chizek for professional services rendered for assurance and related services for the fiscal years ended December 31, 2005 and 2004 were $3,000 and $11,000, respectively. These fees related to services performed by Crowe Chizek in connection with providing its consent to include, or incorporate by reference, the Company’s annual financial statements in filings with the SEC, including registration statements and proxy statements.

Tax Fees

The aggregate fees billed by Crowe Chizek for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $14,506 and $11,200, respectively. Tax services included federal and state tax reviews and consulting services.

All Other Fees

The aggregate fees billed by Crowe Chizek for professional services rendered, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” for the fiscal years ended December 31, 2005 and 2004 were $236 and $70,700, respectively. The fees in 2004 related to services performed by Crowe Chizek in connection with the Company’s acquisition of Gulf Bank in 2004.

The Audit Committee of the board of directors approves in advance all services to be performed by the independent public accountants. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Chairman of the Audit Committee whose action shall be considered to be that of the entire Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

By:	/s/ MICHAEL E. GOLDEN
Name: Michael E. Golden Title: Chief Executive Officer

May 1, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

(i) Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	May 1, 2006
Michael E. Golden

(ii) Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	May 1, 2006
Robert L. Nichols

(iii) Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	May 1, 2006
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	May 1, 2006
Michael E. Golden

/s/ HUGO A. CASTRO	Director and Secretary	May 1, 2006
Hugo A. Castro

/s/ NELSON FAMADAS	Director and Vice Chairman	May 1, 2006
Nelson Famadas	of the Board

/s/ LEONARD F. MARINELLO	Director	May 1, 2006
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	May 1, 2006
Stephen L. Perrone

/s/ MICHAEL F. ROSINUS	Director	May 1, 2006
Michael F. Rosinus

/s/ ALBERTO VALLE	Director	May 1, 2006
Alberto Valle

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer