Form 10QSB
period 2006-03-31
Sun American Bancorp
filed 2006-05-12
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-22911

SUN AMERICAN BANCORP

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2006:

18,790,192 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Cash and due from financial institutions	$13,180,946	$6,201,079
Federal funds sold	10,360,000	21,380,000
Total cash and cash equivalents	23,540,946	27,581,079
Securities available for sale	5,141,049	5,208,159
Securities held to maturity (fair value 2006 - $20,395,441, 2005 - $20,832,067)	20,805,535	21,160,886
Loans (net of allowance of $2,565,462 in 2006 and $2,119,396 in 2005)	245,381,841	210,665,319
Federal Reserve Bank Stock	1,257,400	1,257,400
Federal Home Loan Bank Stock	1,049,100	1,328,000
Premises and equipment	2,523,503	2,014,340
Accrued interest receivable	1,318,985	1,235,797
Goodwill and other identified intangibles	5,924,139	5,963,596
Other assets	1,039,593	736,269
Total assets	$307,982,091	$277,150,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$39,795,027	$32,971,081
Interest bearing	192,840,298	160,493,718
Total deposits	232,635,325	193,464,799
Repurchase agreements	1,397,043	1,020,710
Federal Home Loan Bank advances	11,000,000	21,000,000
Accrued expense and other liabilities	1,868,390	2,014,942
Total liabilities	246,900,758	217,500,451

Minority interest	25,685	25,386

Stockholders’ equity
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding, 2006 – 18,771,652 shares, 2005 – 18,500,912 shares	415,040	412,333
Capital surplus	66,496,199	65,299,226
Accumulated deficit	(5,623,507)	(5,895,750)
Accumulated other comprehensive (loss)	(232,084)	(190,801)
Total stockholders’ equity	61,055,648	59,625,008
Total liabilities and stockholders’ equity	$307,982,091	$277,150,845

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$5,016,929	$2,930,506
Securities	289,621	228,515
Federal funds sold and other	138,410	47,780
	5,444,960	3,206,801
Interest expense:
Deposits	1,605,106	737,241
Other	189,878	166,279
	1,794,984	903,520

Net interest income before provision for loan losses	3,649,976	2,303,281
Provision for loan losses	432,166	143,000

Net interest income after provision for loan losses	3,217,810	2,160,281

Non-interest income:
Service charges on deposit accounts	219,038	294,540
Net gains on sales of securities	—	7,930
	219,038	302,470

Non-interest expenses:
Salaries and employee benefits	1,695,961	917,724
Occupancy and equipment	574,014	379,805
Data and item processing	150,768	112,493
Professional fees	163,903	169,879
Insurance	47,510	37,119
Other	532,132	243,132
	3,164,288	1,860,152

Income before taxes and minority interest	272,560	602,599

Minority interest in net income of subsidiary	(317)	(641)

Net income	$272,243	$601,958

Basic earnings per share	$0.01	$0.07

Diluted earnings per share	$0.01	$0.06

Weighted average number of common shares, basic	18,569,893	8,596,529
Weighted average number of common shares, diluted	21,857,769	9,188,955

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided by operating activities	$592,098	$1,058,199

Cash flows from investing activities:
Sales of available for sale securities	—	243,276
Purchases of available for sale securities	—	—
Maturities and pay-downs of available for sale securities	927	1,370
Purchases of held to maturity securities	—	—
Maturities and pay-downs of held to maturity securities	338,289	99,077
Sale (Purchase) of Federal Reserve Bank and Federal Home Loan Bank stock	278,900	(644,900)
Loan originations, net	(35,148,688)	(13,207,506)
Purchase of premises and equipment	(604,710)	(187,826)
Net cash used in investing activities	(35,135,282)	(13,696,509)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	376,333	(3,263,365)
Increase in Federal Home Loan Bank Advances	—	12,000,000
Repayment of Federal Home Loan Bank Advances	(10,000,000)	(2,000,000)
Net increase in deposits	39,170,526	4,588,216
Proceeds from exercise of warrants	817,975	—
Proceeds from exercise of stock options	13,235	—
Net proceeds from issuance of stock	124,982	5,677,879
Preferred share dividends	—	(14,361)
Redemption of preferred shares	—	(315,000)
Net cash provided by financing activities	30,503,051	16,673,369

Net change in cash and cash and equivalents	(4,040,133)	4,035,059

Cash and cash equivalents at beginning of period	27,581,079	6,213,556

Cash and cash equivalents at end of period	$23,540,946	$10,248,615

Supplemental cash flow information:
Interest paid	$1,687,609	$820,356
Income taxes paid	$222,000	$—

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2006 and 2005

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Defict	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Unaudited)
Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive Income:
Net income	—	—	—	601,958	—	601,958
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(63,113)	(63,113)
Total comprehensive income						538,845
Issuance of 1,586,000Shares of common stock	—	15,860	5,662,019	—	—	5,677,879
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	(315,000)
Dividends paid on
preferred shares	—	—	—	(14,361)	—	(14,361)
Balance at March 31, 2005	$—	$327,254	$34,663,283	$(8,212,592)	$(144,472)	$26,633,473
Balance at January 1, 2006	$—	$412,333	$65,299,226	$(5,895,750)	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	—	272,243	—	272,243
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(41,283)	(41,283)
Total comprehensive income						230,960
Issuance of 37,250
Shares of common stock	—	372	124,610	—	—	124,982
Warrants exercised	—	2,279	815,696	—	—	817,975
Stock options exercised	—	56	13,179	—	—	13,235
Recognition of stock-based compensation expense	—	—	243,488	—	—	243,488
Balance at March 31, 2006	$—	$415,040	$66,496,199	$(5,623,507)	$(232,084)	$61,055,648

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 1. Significant Accounting Policies

Sun American Bancorp (the “Company”) has identified five policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis or Plan of Operation (see ASSET QUALITY AND NONPERFORMING ASSETS).

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated on consolidation.

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

Stock Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of December 31, 2005 based on the grant-date fair value and related service period estimates in accordance with the original provisions of FASB Statement No. 123.

For the quarter ended March 31, 2006, the Company recognized pre-tax compensation expense related to stock options of $243,000. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

Three months ended March 31, 2005

Net income as reported	$601,958
Deduct:
Dividends paid on preferred shares	(14,361)
Net income attributable to common shareholders	587,597
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(490,800)
Pro forma net income	$96,797
Basic earnings per share as reported	$0.07
Diluted earnings per share as reported	$0.06
Pro forma basic and diluted earnings per share	$0.01

At March 31, 2006, the Company had options granted under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the 2005 Stock Option and Stock Incentive Plan. All options for the purchase of common stock of the Corporation expire 10 years from the date of grant. All options, with the exception of 140,000 options granted to key consultants at 5% below fair market value, have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. It is the policy of Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vests over five years; however, options granted to current directors prior to this year were amended to vest immediately on December 16, 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 221,500 shares remain available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase to 1 million shares of which 3,800 shares remain available for issuance. The 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares, of which 1,369,900 shares remain available for issuance with 1 million shares allocated to incentive stock options.

The following table presents information on stock options outstanding for the periods shown.

	Quarter to date March 31, 2006		Full Year December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,065,030	$1.53	1,193,823	$2.57
Granted	415,100	5.32	980,860	4.21
Exercised	(5,640)	2.35	(37,690)	1.99
Forfeited or expired	(9,265)	3.05	(71,963)	3.08
Outstanding at end of period	2,465,225	$3.68	2,065,030	$3.34
Options exercisable at end of period	1,526,383	$3.19	1,364,058	$3.14
Weighted average fair value of options granted during year		$2.41		$1.53

During the three months ended March 31, 2006, proceeds from the exercise of 5,640 stock options amounted to $13,235 with an intrinsic value of $14,096 on the date of exercise. The fair value of shares vesting in the period, based upon the closing price of $5.40 on the American Stock Exchange, on March 31, 2006, was $877,000.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Black-Scholes assumptions	2006	2005

Risk-free interest rate	4.73%	4.23%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	35%	50%
Dividend yield	0%	0%
Weighted Average fair value of options granted during the year	$2.41	$1.53

As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the three month periods ended March 31, 2006 and 2005, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 3. Analysis of Allowance for Loan Losses

	Three months ended March 31,
	2006	2005

Balance, beginning of year	$2,119,396	$1,678,191
Total charge-offs	(1,060)	-
Recoveries	14,960	27,420
Provision for loan losses	432,166	143,000
Allowance balance at end of period	$2,565,462	$1,848,611

Gross loans	$247,947,303	$168,642,688

Impaired loans were as follows:

	March 31, 2006	December 31, 2005

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	5,201,577	2,318,668
Impaired loans at end of period	$5,201,577	$2,318,668
Amount of the allowance for loan losses allocated	$180,481	$56,057

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. All nonperforming loans are considered impaired. The following table sets forth information with respect to nonperforming loans identified by the Company at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005

Loans past due over 90 days still on accrual	$55,847	$—
Nonaccrual loans	37,793	289,804
Total nonperforming loans	$93,640	$289,804

Note 4. – Federal Home Loan Bank Advances

The details of Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2006 and December 31, 2005 were as follows:

March 31, 2006	December 31, 2005	Maturity Date	Interest Rate

$—	$5,000,000	January 30, 2006	4.51%
—	5,000,000	March 29, 2006	4.64
5,000,000	5,000,000	January 22, 2007	3.69
3,000,000	3,000,000	December 10, 2007	3.59
1,000,000	1,000,000	March 26, 2008	5.51
2,000,000	2,000,000	December 8, 2008	3.87
$11,000,000	$21,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of March 31, 2006 and December 31, 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 5. Capital Adequacy

At March 31, 2006, the Company’s total risk-weighted capital ratio was 20.79%, the Tier I risk-weighted capital ratio was 19.81% and the Tier I leveraged capital ratio was 19.24%. At December 31, 2005, the Bank’s total risk-weighted capital ratio was 19.18%, the Tier I risk-weighted capital ratio was 18.20% and the Tier I leveraged capital ratio was 17.69%. Based upon these ratios, the Bank was considered to be well capitalized at March 31, 2006. The Company’s and the Bank’s ratios at March 31, 2006 and December 31, 2005 are listed below.

Capital Ratios	March 31, 2006	December 31, 2005	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	20.79%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	19.81%	22.36%	>4%	>6%
Tier 1 leverage capital	19.24%	21.02%	>4%	>5%

Sun American Bank
Total risk-weighted capital	19.18%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	18.20%	20.89%	>4%	>6%
Tier 1 leverage capital	17.69%	19.63%	>4%	>5%

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 6. Basic and Diluted Earnings Per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to common shareholders.

Basic	Three months ended March 31,
	2006	2005
Basic earnings per share:
Net income	$272,243	$601,958
Less: dividends declared on preferred shares	—	(14,361)
Net Income attributable to common shareholders	272,243	587,357

Weighted average shares outstanding, basic	18,569,893	8,596,529
Basic earnings per share	$0.01	$0.07

Diluted	Three months ended March 31,
	2006	2005
Diluted earnings per share:
Net income	$272,243	$601,958
Less: dividends declared on preferred shares	—	(14,361)
Net Income attributable to common shareholders	272,243	587,357

Weighted average shares outstanding, diluted	21,857,769	9,188,955
Diluted earnings per share	$0.01	$0.06

The dilution of 3,287,876 weighted average shares outstanding in 2006 (592,426 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options to purchase 913,452 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2006, and stock options and stock warrants to purchase 9,546 and 1,986,000 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended March 31, 2005, because they were antidilutive.

Note 7. Stock Warrants

As of March 31, 2006, the Company had issued outstanding warrants to purchase 14,111,708 shares of common stock, including Class A, B, C, D, E, F and G warrants.

A summary of the warrants to purchase shares of common stock of the Company as of March 31, 2006 and December 31, 2005, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	March 31, 2006	December 31, 2005
Class A Warrants	1	937,625	937,625
Class B Warrants	1	464,125	574,625
Class C Warrants	2.3	180,000	180,000
Class D Warrants	1	4,919,000	4,960,000
Class E Warrants	1	1,586,000	1,586,000
Class F Warrants	0.5	8,266,000	8,228,750
Class G Warrants	1	50,000	50,000
Other Warrants	1	1,607,958	1,607,958
Warrants Outstanding		18,010,708	18,124,958

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

Class B Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants have various expiration dates with the last one set to expire in November 2007.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Class G Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class G warrants will expire no later than May 2009. The holders of Class G warrants may satisfy their obligation to pay the aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its subsidiary Sun American Bank for the three month period ended March 31, 2006 and 2005 and the financial condition of the Company at March 31, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates eight full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001 and Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. During the three months ended March 31, 2006, the Company increased its capital base by approximately $1.0 million through the exercise of the company’s warrants, the exercise of employee stock options, and the completion of a private placement to an accredited investor.

As of March 31, 2006, the Company had total assets of $308.0 million, loans of $245.8 million, deposits of $232.4 million and stockholders’ equity of $61.1 million.

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to the loan portfolio and bringing in new deposits. The Company also intends to grow its capital base on a continuing base as it is part of the Company’s business strategy of maintaining a “well capitalized” position. The Company intends to pursue this business strategy wile managing asset quality.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 25%) was generally held in cash and invested in government backed investment grade securities at March 31, 2006.

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

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $10.0 million. The Bank’s legal lending limit for secured and unsecured loans was $13.3 million and $8.0 million as of March 31, 2006, respectively. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

Enhance and upgrade the Company’s business platform to support business growth. The Company will continue to invest in systems, technology and people to facilitate an administrative infrastructure that is efficient and maintains a satisfactory level of internal control and regulatory compliance.

Maintain the level of earning assets as they relate to operating expenses in order to improve profitability. The Company is pursuing a growth strategy by increasing the level of earning assets, primarily through increases in the loan portfolio, and by increasing the level of capital in support of this growth. At the same time, the Company is continually analyzing its operating expenses to find areas where costs can be reduced through greater efficiency.

CRITICAL ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES

Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida is a fast growing area with intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market and NOW accounts can quickly adjust the level of deposits. Management believes that the Bank is currently operating in a stable environment.

In 2004, the Bank became a member of the Federal Home Loan Bank of Atlanta. The Bank has begun to access this vehicle to add a new source of liquidity to its business. At March 31, 2006, the Bank had $11,000,000 of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 4 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at March 31, 2006, consisted of $23.5 million in cash and cash equivalents and $5.1 million in available-for-sale investments, for a total of $28.6 million, compared to a total of $32.8 million at year-end 2005.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $5.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $2.0 million with Independent Bankers Bank. See note 4 to the Company’s

Consolidated Financial Statements for additional information regarding these lines of credit. There were no borrowings under these lines of credit at March 31, 2006.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2006, the Bank extended two lines of credit to business entities affiliated with one of its directors, who also serves as a director for the Company, in the aggregate amount of $5.9 million. Accrued interest on these loans amounted to $6,296 at March 31, 2006. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2005 TO MARCH 31, 2006

FINANCIAL CONDITION

Total assets increased by $30.8 million, or 11%, to $308.0 million at March 31, 2006 from $277.2 million at December 31, 2005. The increase in total assets was due primarily to an increase in net loans receivable.

Net loans receivable increased by $34.7 million, or 16%, to $245.4 million at March 31, 2006, from $210.7 million at December 31, 2005. The increase in these earning assets was the result of net loan originations during the three months ended March 31, 2006.

The securities portfolio and cash decreased by $4.5 million to $49.5 million at March 31, 2006 from $54.0 million at December 31, 2005. The decrease was due to the use of cash to fund loans.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $2.6 million at March 31, 2006, and which when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

During the three months ended March 31, 2006, the Company made a $432,200 provision for loan losses, primarily to provide for new loans added to the portfolio. During this period loan charge offs and recoveries amounted to $1,000 and $15,000, respectively. Collectively, these items result in a $2.6 million allowance for loan losses at March 31, 2006.

The Bank’s impaired assets were $5.2 million at March 31, 2006, or 2.10% of total gross loans, compared to $2.3 million at December 31, 2005, or 1.09% of total loans. The increase was mostly due to the downgrading of a single commercial real estate loan which remains on accrual status. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Impaired loans and discount	$5,202	$2,319
Other real estate owned and repossessions	—	—
Total impaired and other	$5,202	$2,319

Percent impaired and other/total loans	2.10%	1.09%

Gross loans	$247,947	$212,784

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. All nonperforming loans are considered to be impaired. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Non-accrual loans:
Commercial and residential real estate	$—	$—
Commercial	38	290
Consumer	—	—
Accrual loans:
Commercial and residential real estate	56	—
Commercial	—
Consumer	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$94	$290

Total nonperforming assets have decreased in the three months ended March 31, 2006 from December 31, 2005 by $196,000. In management's best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $29.4 million, or 14%, to $246.9 million at March 31, 2006 from $217.5 million at December 31, 2005 due to higher deposit balances. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $232.4 million at March 31, 2006 from $193.5 million at December 31, 2005. The 20% increase reflected success at attracting new clients through our branch network.

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

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	March 31, 2006	December 31, 2005
	(In thousands)

NOW accounts	$75,492	$35,561
Money market accounts	18,619	18,068
Savings accounts	3,183	3,737
Certificates of deposit under $100,000	42,514	63,160
Certificates of deposit $100,000 and more	53,032	39,968
Total interest-bearing deposits	192,840	160,494
Non-interest bearing deposits	39,579	32,971
Total deposits	$232,419	$193,465

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $11.0 million at March 31, 2006, compared to $21.0 million at December 31, 2005. This decrease of $10.0 million, or 48%, was due to available liquidity to replace these advances with lower costing deposit liabilities. See Financial Statement Footnote No 4.

CAPITAL

The Company’s total stockholders’ equity was $61.1 million at March 31, 2006, an increase of $1.4 million, or 2%, from $59.6 million at December 31, 2005. The increase of $1.4 million includes net proceeds of $125,000 from the sale of units, each unit consisting of one share of common stock and one Series F warrant to purchase 0.5 share of common stock, through a private placement and $831,000 received from exercises of warrants and options.

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

At March 31, 2006, the Company’s total risk-weighted capital ratio was 20.79%, the Tier I risk-weighted capital ratio was 19.81% and the Tier I leveraged capital ratio was 19.24%. At March 31, 2006, the Bank’s total risk-weighted capital ratio was 19.18%, the Tier I risk-weighted capital ratio was 18.20% and the Tier I leveraged capital ratio was 17.69%. Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company and the Bank’s ratios at March 31, 2006 and December 31, 2005 are listed below.

Capital Ratios	March 31, 2006	December 31, 2005	Adequate	Well Capitalized
Sun American Bancorp
Total risk-weighted capital	20.79%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	19.81%	22.36%	>4%	>6%
Tier 1 leverage capital	19.24%	21.02%	>4%	>5%
Sun American Bank
Total risk-weighted capital	19.18%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	18.20%	20.89%	>4%	>6%
Tier 1 leverage capital	17.69%	19.63%	>4%	>5%

The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

The Company reported net income of $272,000 for the three months ended March 31, 2006 compared to net income of $602,000 for the three months ended March 31, 2005. Included in the results for the three months ended March 31, 2006 is the recognition of stock-based compensation expense upon adoption and in accordance with SFAS No. 123R of approximately $244,000. Basic and diluted earnings per share from continuing operations were $0.01 for the three months ended March 31, 2006. Basic and diluted income per share was $0.07 and $0.06, respectively, for the three months ended March 31, 2005 after a $14,361 dividend on preferred stock.

The change in the results of operations from the three months ended March 31, 2006 to the three months ended March 31, 2005, was due to a number of components including significant growth of the Bank, higher provision for loan losses, and stock-based compensation as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2006 was $3.6 million compared to $2.3 million for the three months ended March 31, 2005, an increase of $1.3 million, or 58%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three month period ended March 31,
	2006			2005
	Average Balance	Interest	Average Yield/Rate (3)	Average Balance	Interest	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$28,496	$290	4.12%	$22,359	$229	4.09%
Federal funds sold and other	12,754	138	4.40	7,839	48	2.44
Loans:
Commercial loans (2)	26,582	627	9.56	28,532	540	7.57
Commercial mortgage loans (2)	145,701	3,156	8.78	115,976	2,155	7.43
Consumer loans(2)	1,859	38	8.22	1,571	27	6.93
Residential mortgage loans (2)	53,901	1,174	8.83	10,788	180	6.70
Home equity and other loans (2)	1,309	22	7.06	1,528	28	7.22
Total loans	229,352	5,017	8.87	158,395	2,930	7.40
Total interest earning assets	270,601	5,445	8.16	188,593	3,207	6.80
Non-interest earning assets	20,302			14,881
Total	$290,903			$203,474
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$71,011	634	3.62	$30,016	99	1.32
Savings accounts	3,272	8	1.05	5,014	13	1.06
Certificates of deposit	99,378	963	3.93	88,121	625	2.84
Total interest-bearing deposits	173,661	1,605	3.75	123,251	737	2.39
Federal funds purchased and securities sold under repurchase agreement	1,253	11	3.47	1,005	5	1.97
Federal Home Loan Bank advances	17,444	179	4.16	15,867	162	4.07
Total interest bearing liabilities	192,358	1,795	3.78	140,123	904	2.58
Non-interest bearing liabilities	42,034			41,392
Stockholders' equity	56,511			21,959
Total	$290,903			$203,474
Net Interest income and yield on net interest-earning assets		$3,650	5.47%		$2,303	4.88%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold and Federal Reserve Bank stock increased by $151,000, or 54%, to $428,000 for the three months ended March 31, 2006 from $277,000 for the three months ended March 31, 2005, due primarily to an 49 basis point increase in yield from 2005 and by an increase of $11.1 million, or 37% in average volume of investments.

Interest and fees on loans increased by $2.1 million, or 71%, in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase in loan income resulted from an increase in total average loan balances outstanding of $71.0 million from $158.4 million for the three months ended March 31, 2005 to $229.4 million for the same period in 2006. The increase in the average balance of loans was primarily due to increasing loan origination. These volume increases were further enhanced by higher interest yields of 147 basis points when comparing the three months ended March 31, 2006 versus the three months ended March 31, 2005. The yield on interest-earning assets was 8.16% for the three months ended March 31, 2006, a 136 basis point increase from 6.80% for the three months ended March 31, 2005. The Bank has experienced an impact from rising interest rates in 2006 and assets have been invested at higher rates in the three months ended March 31, 2006.

Total interest expense increased $891,000, or 99% to $1.8 million for the three months ended March 31, 2006 as compared to $904,000 for the three months ended March 31, 2005. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $50.4 million or 41%, to $173.7 million for the three months ended March 31, 2006 from $123.3 million for the same period in 2005. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 136 basis points on a year over year basis. In addition, other average borrowings increased to $18.7 million for the three months ended March 31, 2006 as compared to $16.9 million for three months ended March 31, 2005. This increase was primarily due to higher average FHLB advances of $1.6 million on a year over year basis.

NONINTEREST INCOME

Total non-interest income decreased $83,000, or 28%, to $219,000 for the three months ended March 31, 2006 from $302,000 for the three months ended March 31, 2005. This decrease was primarily due to a change to the Banks’ funds availability policy favorable to clients resulting in lower fee income from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense increased by $1.3 million, or 70%, to $3.2 million for the three months ended March 31, 2006 period from $1.9 million for the three months ended March 31, 2005. The increase was primarily due to the increased size of the Bank and to the recognition of stock-based compensation expense upon adoption of SFAS No. 123R in 2006. Excluding stock-based compensation expense of $244,000, non-interest expense increased by $1.1 million or 57%, to $3.0 million for the three months ended March 31, 2006 period from $1.9 million for the three months ended March 31, 2005.

The increase in total non-interest expense over the previous year was partially due to a $778,000, or 85%, increase in salaries and employee benefits for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to increases in staffing and to stock-based compensation expense recognized in 2006. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs. Excluding stock-based compensation expense of $244,000, salaries and employee benefits increased $534,000, or 58%, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Occupancy and equipment expenses were $574,000 for the three months ended March 31, 2006 compared to $380,000 for the three months ended March 31, 2005. This increased cost was primarily due to rent expenses for one new branch location, two other branch locations to be opened later in the year, and rent expense for a new operations center to be occupied later in the year.

Other expenses increased $331,000 to $894,000 for the three months ended March 31, 2006 as compared to $563,000 for the three months ended March 31, 2005. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including advertising and costs associated with the name change of the Bank in early 2006 from PanAmerican Bank to Sun American Bank as well as a similar name change of the Company. During the three months ended March 31, 2006, approximately $209,000 was spent on an advertising campaign promoting the Bank’s services and new brand as well as other expenditures associated with the name change.

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

Management determined a provision totaling $432,000 was needed for the three months ended March 31, 2006, due to new loan business booked during this period. The provision for the three months ended March 31, 2005 was $143,000.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance against the deferred tax asset has been recorded to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization. No income tax expense or benefit has been recorded for the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company generated sufficient taxable income and incurred a current tax liability of $222,000. However, management reversed the valuation allowance and recorded an offset to current tax expense effectively realizing a deferred tax asset associated with net operating loss carryforwards that can be utilized this fiscal year.

Item 3 - Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated, recorded, processed, summarized, and communicated to the Company’s management including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, the Company did not timely furnish a Current Report on Form 8-K announcing the Company’s unaudited financial information for the fiscal year ended December 31, 2005. Such press release was disseminated on January 27, 2006. The Form 8-K disclosing such information was filed with the Securities and Exchange Commission on March 14, 2006. In addition, the Company did not timely file a Current Report on Form 8-K disclosing an increase to the compensation of non-managerial directors. Such information is included in “Part II, Item 5 – Other Information”.

The principal executive officer and principal financial officer also conducted an evaluation of changes in the internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2006, the Company raised gross proceeds of $149,000 by selling 37,250 Units, consisting of, in aggregate, 37,250 shares of Common Stock and Series F Warrants to purchase 18,625 shares of Common Stock, at a purchase price of $4.00 per unit, to an accredited investor in a private placement. The 37,250 Units sold were reserved for and sold to a previous investor that had participation rights.

The Company offered and sold all of its shares of common stock and Series F Warrants in the private placement to an “accredited investor,” as such term is defined in Rule 501 of Regulation D, without general solicitation or general advertising, and, as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

The information about this private placement and the terms of Series F Warrants was previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2006. For further details about this private placement see the foregoing Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Compensation of Directors

During 2005, the Company compensated the non-managerial directors for their services as directors at the rate of $2,000 per month. As of January 1, 2006, the Company started compensating the non-managerial directors for their services at the rate of $3,000 per month.

Item 6. Exhibits

The following exhibits are filed as part of this report;

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s proxy statement filed with the SEC on November 17, 2005).

4.1

Form of Series F Common Stock Purchase Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

10.1

Form of Securities Purchase Agreement by and among the Company and the Investors
(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

10.2

Form of Registration Rights Agreement by and among the Company and the Investors
(incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

10.3

Acceleration of the vesting of stock options (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on January 17, 2006).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 6 to consolidated financial statements included in this Form 10-QSB)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2

Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1

Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

May 12, 2006	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

May 12, 2006	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s proxy statement filed with the SEC on November 17, 2005).
4.1	Form of Series F Common Stock Purchase Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).
10.1

Form of Securities Purchase Agreement by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

10.2

Form of Registration Rights Agreement by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005).

10.3	Acceleration of the vesting of stock options (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006).
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 6 to consolidated financial statements included in this Form 10-QSB)
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002.