Form 10QSB
period 2006-06-30
Sun American Bancorp
filed 2006-08-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2006:

19,117,759 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐    No  ☒

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from financial institutions	$15,021,802	$6,201,079
Federal funds sold	10,600,000	21,380,000
Total cash and cash equivalents	25,621,802	27,581,079
Securities available for sale	5,094,013	5,208,159
Securities held to maturity (fair value 2006 - $20,077,344, 2005 - $20,832,067)	20,732,067	21,160,886
Loans (net of allowance of $2,717,884 in 2006 and $2,119,396 in 2005)	251,659,939	210,665,319
Federal Reserve Bank Stock	1,701,450	1,257,400
Federal Home Loan Bank Stock	1,049,100	1,328,000
Premises and equipment	5,518,941	2,014,340
Accrued interest receivable	1,251,705	1,235,797
Goodwill and other identified intangibles	5,887,751	5,963,596
Other assets	2,335,428	736,269
Total assets	$320,852,196	$277,150,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$33,516,540	$32,971,081
Interest bearing	210,576,151	160,493,718
Total deposits	244,092,691	193,464,799
Repurchase agreements	1,372,028	1,020,710
Federal Home Loan Bank advances	11,000,000	21,000,000
Accrued expense and other liabilities	2,161,084	2,014,942
Total liabilities	258,625,803	217,500,451

Minority interest	26,019	25,386

Stockholders’ equity
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding, 2006 – 18,948,775 shares, 2005 – 18,500,912 shares	416,812	412,333
Capital surplus	67,086,016	65,299,226
Accumulated deficit	(5,041,734)	(5,895,750)
Accumulated other comprehensive loss	(260,720)	(190,801)
Total stockholders’ equity	62,200,374	59,625,008
Total liabilities and stockholders’ equity	$320,852,196	$277,150,845

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Six months ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$10,485,934	$6,377,711
Securities	604,952	460,189
Federal funds sold and other	348,715	93,147
	11,439,601	6,931,047
Interest expense:
Deposits	3,720,782	1,626,310
Other	304,452	393,621
	4,025,234	2,019,931

Net interest income before provision for loan losses	7,414,367	4,911,116
Provision for loan losses	569,451	472,790

Net interest income after provision for loan losses	6,844,916	4,438,326

Non-interest income:
Service charges on deposit accounts	419,697	576,819
Net gains on sales of securities	—	7,930
	419,697	584,749

Non-interest expenses:
Salaries and employee benefits	3,353,571	1,848,750
Occupancy and equipment	1,298,336	775,098
Data and item processing	322,884	233,865
Professional fees	345,524	332,555
Insurance	99,569	86,350
Other	990,047	629,554
	6,409,931	3,906,172

Income before minority interest	854,682	1,116,903

Minority interest in net income of subsidiary	(666)	(1,340)

Net income	$854,016	$1,115,563

Basic earnings per share	$0.05	$0.12
Diluted earnings per share	$0.04	$0.11
Weighted average number of common shares, basic	18,703,053	9,305,535
Weighted average number of common shares, diluted	22,334,259	9,932,076

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,469,005	$3,447,205
Securities	315,331	231,675
Federal funds sold and other	210,304	45,367
	5,994,640	3,724,247
Interest expense:
Deposits	2,115,675	889,068
Other	114,574	227,343
	2,230,249	1,116,411

Net interest income before provision for loan losses	3,764,391	2,607,836
Provision for loan losses	137,285	329,790

Net interest income after provision for loan losses	3,627,106	2,278,046

Non-interest income:
Service charges on deposit accounts	200,659	282,278
	200,659	282,278

Non-interest expenses:
Salaries and employee benefits	1,657,610	931,026
Occupancy and equipment	724,322	395,293
Data and item processing	172,116	121,372
Professional fees	181,621	162,675
Insurance	52,059	49,231
Other	457,915	386,391
	3,245,643	2,045,988

Income before minority interest	582,122	514,336

Minority interest in net income of subsidiary	(349)	(699)

Net income	$581,773	$513,637

Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05
Weighted average number of common shares, basic	18,834,750	10,002,515
Weighted average number of common shares, diluted	22,819,800	10,609,076

Comprehensive income	$553,137	$545,657

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net cash provided by operating activities	$531,232	$1,795,934

Cash flows from investing activities:
Sales of available for sale securities	—	243,276
Purchases of available for sale securities	—	—
Maturities and pay-downs of available for sale securities	1,995	2,933
Purchases of held to maturity securities	—	(1,986,230)
Maturities and pay-downs of held to maturity securities	419,803	1,236,018
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(444,050)	(1,270,600)
Sales of Federal Home Loan Bank stock	278,900	—
Loan originations, net	(41,564,071)	(48,700,206)
Purchase of premises and equipment	(3,710,077)	(254,243)
Net cash used in investing activities	(45,017,500)	(50,729,052)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	351,318	(3,118,172)
Increase in Federal Home Loan Bank Advances	—	20,000,000
Repayment of Federal Home Loan Bank Advances	(10,000,000)	(2,000,000)
Net increase in deposits	50,627,892	34,069,157
Proceeds from exercise of warrants	1,449,591	37,500
Proceeds from exercise of stock options	13,235	5,497
Net proceeds from issuance of stock	84,955	5,677,880
Preferred share dividends	—	(14,361)
Redemption of preferred shares	—	(315,000)
Net cash provided by financing activities	42,526,991	54,342,501

Net change in cash and cash and equivalents	(1,959,277)	5,049,383

Cash and cash equivalents at beginning of period	27,581,079	6,213,556

Cash and cash equivalents at end of period	$25,621,802	$11,622,939

Supplemental cash flow information:
Interest paid	$4,010,234	$1,803,555
Income taxes paid	$442,000	$—

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2006 and 2005

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Defict	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Unaudited)
Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive Income:
Net income	—	—	—	1,115,563	—	1,115,563
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(31,093)	(31,093)
Total comprehensive income						1,084,470
Issuance of 1,586,000 Shares of common stock	—	15,860	5,662,020	—	—	5,677,880
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	(315,000)
Dividends paid on
preferred shares	—	—	—	(14,361)	—	(14,361)
Balance at June 31, 2005	$—	$327,394	$34,706,141	$(7,698,987)	$(112,452)	$27,222,096
Balance at January 1, 2006	$—	$412,333	$65,299,226	$(5,895,750)	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	—	—	(69,919)	(69,919)
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(41,283)	(41,283)
Total comprehensive income						784,097
Issuance of 37,250
Shares of common stock	—	372	84,583	—	—	84,955
Warrants exercised	—	4,051	1,445,540	—	—	1,449,591
Stock options exercised	—	56	13,179	—	—	13,235
Recognition of stock-based compensation expense	—	—	243,488	—	—	243,488
Balance at June 31, 2006	$—	$416,812	$67,086,016	$(5,041,734)	$(260,720)	$62,200,374

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2005, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

Acquisitions: The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated in consolidation.

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

Stock Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation cost recognized during the six months ended June 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value and related service period estimates in accordance with the original provisions of FASB Statement  No. 123.

For the six months ended June 30, 2006, the Company recognized compensation expense related to stock options and restricted stock awards of $243,000.  The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$513,637	$1,115,563
Deduct:
Dividends paid on preferred shares	—	(14,361)
Net income attributable to common shareholders	513,637	1,101,202
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(104,731)	(209,462)
Pro forma net income	$408,906	$891,740
Basic earnings per share as reported	$0.05	$0.12
Diluted earnings per share as reported	$0.05	$0.11
Pro forma basic earnings per share	$0.04	$0.10
Pro forma diluted earnings per share	$0.04	$0.09

At June 30, 2006, the Company had options granted under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the 2005 Stock Option and Stock Incentive Plan.  All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 315,000 options issued to key consultants at below fair market value, have

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vests over five years; however, options granted to current directors prior to this year were amended to vest immediately on December 16, 2005.

The Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 221,500 shares remain available for issuance.  The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 31,760 shares remain available for issuance.  The 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1 million shares allocated to incentive stock options. At June 30, 2006, 633,100 shares remain available for issuance under the 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date June 30, 2006		Full Year December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,065,030	$3.34	1,193,823	$2.57
Granted	1,074,400	5.10	980,860	4.21
Exercised	(5,640)	2.35	(37,690)	1.99
Forfeited or expired	(50,517)	4.15	(71,963)	3.08
Outstanding at end of period	3,083,273	$3.94	2,065,030	$3.34
Options exercisable at end of period	1,522,513	$3.19	1,364,058	$3.14

The aggregate intrinsic value for stock options outstanding and options exercisable at June 30, 2006, was $4.6 million and $3.4 million, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at June 30, 2006, was 8.6 years and 7.8 years, respectively

During the six months ended June 30, 2006, proceeds from the exercise of 5,640 stock options amounted to $13,235 with an intrinsic value of $14,096 on the date of exercise. The fair value of shares vesting in the period, based upon the closing price of $5.45 on the American Stock Exchange, on June 30, 2006, was $864,000.

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

Black-Scholes assumptions	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Risk-free interest rate	4.94%	4.23%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	21%	50%
Dividend yield	0%	0%
Weighted Average fair value of options granted during the year	$1.99	$1.53

As of June 30, 2006, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 4.5 years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents information on restricted stock outstanding for the periods shown.

	Year to date June 30, 2006
	Shares	Average Market Price at Grant

Outstanding at beginning of year	—	$—
Awarded	100,000	5.25
Released	—	—
Forfeited	—	—
Outstanding at end of period	100,000	$5.25

As of June 30, 2006, there was $507,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 5 years.

Note 2.

Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the six month periods ended June 30, 2006 and 2005, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 3.

Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Six months ended June 30,
	2006	2005

Balance, beginning of year	$2,119,396	$1,678,191
Total charge-offs	(1,060)	(36,315)
Recoveries	30,097	53,654
Reallocation of reserve for contingent liabilities	—	(69,148)
Provision for loan losses	569,451	472,790
Allowance balance at end of period	$2,717,884	$2,099,172

Gross loans	$254,377,823	$204,056,159

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Three months ended June 30,
	2006	2005

Balance, beginning of period	$2,565,462	$1,848,611
Total charge-offs	—	(36,315)
Recoveries	15,137	26,234
Reallocation of reserve for contingent liabilities	—	(69,148)
Provision for loan losses	137,285	329,790
Allowance balance at end of period	$2,717,884	$2,099,172

Impaired loans were as follows:

	June 30, 2006	December 31, 2005

Loans with no allocated allowance for loan losses	$163,528	$102,095
Loans with allocated allowance for loan losses	9,145,289	2,216,573
Impaired loans at end of period	$9,308,817	$2,318,668
Amount of the allowance for loan losses allocated	$294,546	$20,089

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	32,370	289,804
Total nonperforming loans	$32,370	$289,804

Note 4. – Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2006 and December 31, 2005 were as follows:

June 30, 2006	December 31, 2005	Maturity Date	Interest Rate

$—	$5,000,000	January 30, 2006	4.51%
—	5,000,000	March 29, 2006	4.64
5,000,000	5,000,000	January 22, 2007	3.69
3,000,000	3,000,000	December 10, 2007	3.59
1,000,000	1,000,000	March 26, 2008	5.51
2,000,000	2,000,000	December 8, 2008	3.87
$11,000,000	$21,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs.  There were no borrowings outstanding under these unsecured lines of credit as of June 30, 2006 and December 31, 2005.

Note 5.

Capital Adequacy

The Company’s and the Bank’s capital ratios at June 30, 2006 and December 31, 2005 are listed below.

Capital Ratios	June 30, 2006	December 31, 2005	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	21.59%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	20.52%	22.36%	>4%	>6%
Tier 1 leverage capital	17.66%	21.02%	>4%	>5%

Sun American Bank
Total risk-weighted capital	19.69%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	18.64%	20.89%	>4%	>6%
Tier 1 leverage capital	16.19%	19.63%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at June 30, 2006.

Note 6.

Basic and Diluted Earnings Per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Six months ended June 30,
	2006	2005
Basic earnings per share:
Net income	$854,016	$1,115,563
Less: dividends declared on preferred shares	—	(14,361)
Net Income attributable to common shareholders	854,016	1,101,202

Weighted average shares outstanding, basic	18,703,053	9,305,535
Weighted average shares outstanding, diluted	22,334,259	9,932,076
Basic earnings per share	$0.05	$0.12
Diluted earnings per share	$0.04	$0.11

The dilution of 3,631,206 weighted average shares outstanding in 2006 (626,541 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options to purchase 1,897,300 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2006, and stock options and stock warrants to purchase 9,546 and 400,000 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the six months ended June 30, 2005, because they were antidilutive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Basic and Diluted	Three months ended June 30,
	2006	2005
Basic earnings per share:
Net income	$581,773	$513,637

Weighted average shares outstanding, basic	18,834,750	10,002,515
Weighted average shares outstanding, diluted	22,819,800	10,609,076
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05

The dilution of 3,985,050 weighted average shares outstanding in 2006 (606,561 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options to purchase 873,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2006, and stock options and stock warrants to purchase 9,546 and 2,111,160 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended June 30, 2005, because they were antidilutive.

Note 7.

Warrants

As of June 30, 2006, the Company had issued and outstanding warrants to purchase 13,910,925 shares of common stock, including Class A, B, C, D, E, F and G warrants.

A summary of the warrants to purchase shares of common stock of the Company as of June 30, 2006 and December 31, 2005, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	June 30, 2006	December 31, 2005
Class A Warrants	1	937,625	937,625
Class B Warrants	1	366,625	574,625
Class C Warrants	2.3	180,000	180,000
Class D Warrants	1	4,854,300	4,960,000
Class E Warrants	1	1,573,500	1,586,000
Class F Warrants	0.5	8,215,834	8,228,750
Class G Warrants	1	50,000	50,000
Other Warrants	1	1,606,958	1,607,958
Warrants Outstanding		17,784,842	18,124,958

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Class F Warrants

Each arrant entitles the holder to purchase 0.5 shares of common stock at an exercise price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class F warrants will expire no later than August 2010.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Warrants

An aggregate of 1,606,958 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices of these warrants range from $1.35 to $5.94 and have expiration dates between 2006 and 2010.

Note 8.

Contingencies

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

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The Plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members.  Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC.  Sun American Bancorp and Michael Golden have moved to dismiss the complaint and deny the allegations.

Note 9.

Acquisition

On May 17, 2006, the Company, the Bank, and Beach Bank, a Florida commercial banking association, entered into an Asset Acquisition and Assumption Agreement pursuant to which the Company and the Bank intend to acquire substantially all of the assets, and assume substantially all of the liabilities, of Beach Bank.  Beach Bank is a Florida chartered commercial bank, headquartered in Miami Beach, Florida with approximately $120 million in assets and two branches.   The acquisition price, payable in Sun American Bancorp common stock, is approximately $21.0 million. Closing for the acquisition is expected in the fourth quarter of 2006. For more information see the current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its subsidiary, the Bank, for the three and six month period ended June 30, 2006 and 2005, respectively, and the financial condition of the Company at June 30, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates eight full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001 and Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth.  The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. During the six months ended June 30, 2006, the Company increased its capital base by approximately $1.5 million through the exercise of the Company’s warrants, the exercise of employee stock options, and the completion of a private placement to an accredited investor.

As of June 30, 2006, the Company had total assets of $320.9 million, loans of $251.7 million, deposits of $244.1 million and stockholders’ equity of $62.2 million.

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to the loan portfolio and bringing in new deposits.  The Company has plans to open two more branches in 2006 and two more in the earlier part of 2007. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well capitalized” position. The Company intends to pursue this business strategy while managing asset quality.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 25%) was generally held in cash and invested in government backed investment grade securities at June 30, 2006.

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

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate.  The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $10.0 million.  The Bank’s legal lending limit for secured and unsecured loans was $13.4 million and $8.0 million as of June 30, 2006, respectively. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2005, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

Acquisitions: The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers.  These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

In 2004, the Bank became a member of the Federal Home Loan Bank of Atlanta. The Bank has begun to access this vehicle to add a new source of liquidity to its business. At June 30, 2006, the Bank had $11,000,000 of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 4 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at June 30, 2006, consisted of $25.6 million in cash and cash equivalents and $5.1 million in available-for-sale investments, for a total of $30.7 million, compared to a total of $32.8 million at year-end 2005.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $5.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $2.0 million with Independent Bankers Bank. See note 4 to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit. There were no borrowings under these lines of credit at June 30, 2006.

On May 17, 2006, the Company, the Bank, and Beach Bank, a Florida commercial banking association, entered into an Asset Acquisition and Assumption Agreement pursuant to which the Company and the Bank intend to acquire substantially all of the assets, and assume substantially all of the liabilities, of Beach Bank.  Beach Bank is a Florida chartered commercial bank, headquartered in Miami Beach, Florida with approximately $120 million in assets and two branches.   The acquisition price, payable in Sun American Bancorp common stock, is approximately $21.0 million. Closing for the acquisition is expected in the fourth quarter of 2006. For more information see the current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2006, the Bank had four l ines of credit outstanding to business entities affiliated with director Perrone and director Valle, who also serve as directors for the Company, in the aggregate amount of $7.0 million.  Accrued interest on these loans amounted to $11,086 at June 30, 2006. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2005 TO JUNE 30, 2006

FINANCIAL CONDITION

Total assets increased by $43.7 million, or 16%, to $320.9 million at June 30, 2006 from $277.2 million at December 31, 2005. The increase in total assets was due primarily to an increase in net loans receivable.

Net loans receivable increased by $41.0 million, or 20%, to $251.7 million at June 30, 2006, from $210.7 million at December 31, 2005. The increase in these earning assets was the result of net loan originations during the six months ended June 30, 2006.

The securities portfolio and cash decreased by $2.6 million to $51.4 million at June 30, 2006 from $54.0 million at December 31, 2005. The decrease was due to the use of cash to partially fund loans.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $2.7 million at June 30, 2006, and which when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Specific Allowance: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimate of potential loss based upon anticipated events.

During the six months ended June 30, 2006, the Company recorded a $569,451 provision for loan losses. During this period loan charge offs and recoveries amounted to $1,060 and $30,097, respectively.  Collectively, these items result in a $2.7 million allowance for loan losses at June 30, 2006.

The Bank’s impaired assets were $9.3 million at June 30, 2006, or 3.66% of total gross loans, compared to $2.3 million at December 31, 2005, or 1.09% of total loans. The increase was mostly due to the downgrading of two construction loans that incurred cost overruns prompting the bank to advance additional funds. The loans continue on accrual status. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Impaired loans and discount	$9,309	$2,319
Other real estate owned and repossessions	—	—
Total impaired and other	$9,309	$2,319

Percent impaired and other/total loans	3.66%	1.09%

Gross loans	$254,378	$212,784

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
(Dollars in thousands)
Non-accrual loans:
Commercial and residential real estate	$—	$—
Commercial	32	290
Consumer	—	—
Accrual loans past due 90 days or more:
Commercial and residential real estate	—	—
Commercial	—	—
Consumer	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$32	$290

Total nonperforming assets have decreased in the six months ended June 30, 2006 from December 31, 2005 by $258,000. In management's best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $41.1 million, or 19%, to $258.6 million at June 30, 2006 from $217.5 million at December 31, 2005 due to higher deposit balances. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $244.1 million at June 30, 2006 from $193.5 million at December 31, 2005. The increase of 26% during the first six months of 2006 is the result of an advertising campaign to raise core deposits which attracted new clients to the Bank’s branch network.

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

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	June 30, 2006	December 31, 2005
	(In thousands)
NOW accounts	$105,142	$35,561
Money market accounts	16,082	18,068
Savings accounts	4,024	3,737
Certificates of deposit under $100,000	50,255	63,160
Certificates of deposit $100,000 and more	35,073	39,968
Total interest-bearing deposits	210,576	160,494
Non-interest bearing deposits	33,517	32,971
Total deposits	$244,093	$193,465

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $11.0 million at June 30, 2006, compared to $21.0 million at December 31, 2005. This decrease of $10.0 million, or 48%, was due to available liquidity to replace these advances with lower cost deposit liabilities.  See Financial Statement Footnote No. 4.

CAPITAL

The Company’s total stockholders’ equity was $62.2 million at June 30, 2006, an increase of $2.6 million, or 4%, from $59.6 million at December 31, 2005. The increase of $2.6 million includes net proceeds of $125,000 from the sale of units, each unit consisting of one share of common stock and one Series F warrant to purchase 0.5 share of common stock, through a private placement and $1.5 million received from exercises of warrants and options.

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

The Company and the Bank’s capital ratios at June 30, 2006 and December 31, 2005 are listed below:

Capital Ratios	June 30, 2006	December 31, 2005	Adequate	Well Capitalized
Sun American Bancorp
Total risk-weighted capital	21.59%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	20.52%	22.36%	>4%	>6%
Tier 1 leverage capital	17.66%	21.02%	>4%	>5%
Sun American Bank
Total risk-weighted capital	19.69%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	18.64%	20.89%	>4%	>6%
Tier 1 leverage capital	16.19%	19.63%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

The Company reported net income of $854,000 for the six months ended June 30, 2006 compared to net income of $1,116,000 for the six months ended June 30, 2005. Included in the results for the six months ended June 30, 2006 is the recognition of stock-based compensation expense upon adoption and in accordance with SFAS No. 123R of approximately $243,000. Basic and diluted earnings per share from continuing operations were $0.05 and $0.04, respectively, for the six months ended June 30, 2006. Basic and diluted income per share was $0.12 and $0.11, respectively, for the six months ended June 30, 2005 after a $14,361 dividend on preferred stock. Basic and diluted earnings per share reflect 8.9 million shares issued since June 2005.

The change in the results of operations from the six months ended June 30, 2006 compared to the six months ended June 30, 2005, was due to an improvement in net interest income related to the increase in the commercial real estate and residential real estate loan portfolios during the period. The increase in net interest income was more than offset by higher provision for loan losses, a decrease in non-interest income, an increase in non interest expense, and stock-based compensation as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2006 was $7.4 million compared to $4.9 million for the six months ended June 30, 2005, an increase of $2.5 million, or 51%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the six month period ended June 30,
	2006			2005
	Average Balance	Interest(4)	Average Yield/Rate(3)	Average Balance	Interest(4)	Average Yield/Rate(3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments(1)	$28,498	$605	4.28%	$22,950	$460	4.04%
Federal funds sold and other	15,013	349	4.69	6,974	93	2.69
Loans:
Commercial loans(2)	27,328	1,279	9.44	27,695	1,077	7.84
Commercial mortgage loans(2)	150,871	6,590	8.81	114,807	4,316	7.58
Consumer loans(2)	1,860	77	8.35	2,508	90	7.23
Residential mortgage loans(2)	56,501	2,491	8.89	22,777	835	7.40
Home equity and other loans(2)	1,302	48	7.43	1,605	60	7.50
Total loans	237,862	10,485	8.89	169,392	6,378	7.59
Total interest earning assets	281,373	11,439	8.20	199,316	6,931	7.01
Non-interest earning assets	23,937			14,879
Total	$305,310			$214,195
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$76,466	1,529	4.03	$8,457	27	0.63
Money Market accounts	16,044	284	3.56	22,161	179	1.63
Savings accounts	3,656	19	1.05	5,056	27	1.10
Certificates of deposit	95,591	1,889	3.99	91,490	1,393	3.07
Total interest-bearing deposits	191,757	3,721	3.91	127,164	1,626	2.58
Federal funds purchased and securities sold under repurchase agreement	1,064	19	3.60	925	10	2.14
Federal Home Loan Bank advances	14,204	285	4.05	20,608	384	3.76
Total interest bearing liabilities	207,025	4,025	3.92	148,697	2,020	2.74
Non-interest bearing liabilities	36,659			40,823
Stockholders' equity	61,626			24,675
Total	$305,310			$214,195
Net Interest income and yield on net interest-earning assets		$7,414	5.31%		$4,911	4.97%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes Fee Income on Loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock increased by $401,000, or 73%, to $954,000 for the six months ended June 30, 2006 from $553,000 for the six months ended June 30, 2005, due primarily to an 69 basis point increase in yield from 2005 and by an increase of $13.6 million, or 45%, in average volume of investments and federal funds sold.

Interest and fees on loans increased by $4.1 million, or 64%, in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase in loan income resulted from an increase in total average loan balances outstanding of $68.5 million from $169.4 million for the six months ended June 30, 2005 to $237.9 million for the same period in 2006. The increase in the average balance of loans was primarily due to increasing loan origination.  These volume increases were further enhanced by higher interest yields of 130 basis points when comparing the six months ended June 30, 2006 versus the six months ended June 30, 2005. The yield on interest-earning assets was 8.20% for the six months ended June 30, 2006, a 119 basis point increase from 7.01% for the six months ended June 30, 2005. The Bank has experienced an impact from rising interest rates in 2006 and assets have been invested at higher rates in the six months ended June 30, 2006.

Total interest expense increased $2.0 million, or 99% to $4.0 million for the six months ended June 30, 2006 as compared to $2.0 million for the six months ended June 30, 2005. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $64.6 million, or 51%, to $191.8 million for the six months ended June 30, 2006 from $127.2 million for the same period in 2005. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 133 basis points on a year over year basis. Conversely, other average borrowings decreased to $15.3 million for the six months ended June 30, 2006 as compared to $21.5 million for six months ended June 30, 2005. This decrease was primarily due to lower average FHLB advances of $6.4 million on a year over year basis.

NONINTEREST INCOME

Total non-interest income decreased $165,000, or 28%, to $420,000 for the six months ended June 30, 2006 from $585,000 for the six months ended June 30, 2005. This decrease was primarily due to a change to the Bank’s funds availability policy favorable to clients resulting in lower fee income from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense increased by $2.5 million, or 64%, to $6.4 million for the six months ended June 30, 2006 period from $3.9 million for the six months ended June 30, 2005. The increase was primarily due to the increased size of the Bank and to the recognition of stock-based compensation expense upon adoption of SFAS No. 123R in 2006. Excluding stock-based compensation expense of $243,000, non-interest expense increased by $2.3 million or 58%, to $6.2 million for the six months ended June 30, 2006 period from $3.9 million for the six months ended June 30, 2005.

The increase in total non-interest expense over the previous year was partially due to a $1.5 million, or 81%, increase in salaries and employee benefits for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to increases in staffing and to stock-based compensation expense recognized in 2006. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs.  As of June 30, 2006, the number of full time equivalent employees was 92 compared to 64 as of June 30, 2005. Excluding stock-based compensation expense of $243,000, salaries and employee benefits increased $1.3 million, or 68%, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Occupancy and equipment expenses were $1.3 million for the six months ended June 30, 2006 compared to $775,000 for the six months ended June 30, 2005. This increased cost was primarily due to rent expenses for one new branch location, four other branch locations to be opened later in the year and in early 2007, and rent expense for a new operations center to be occupied later in the year.

Other expenses increased $476,000 to $1.8 for the six months ended June 30, 2006 as compared to $1.3 million for the six months ended June 30, 2005. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including advertising and costs associated with the name change of the Bank in early 2006 from PanAmerican Bank to Sun American Bank as well as a similar name change of the Company. During the six months ended June 30, 2006, approximately $235,000 was spent on an advertising campaign promoting the Bank’s services and new brand as well as other expenditures associated with the name change.

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

Management determined a provision totaling $569,000 was needed for the six months ended June 30, 2006, due to new loan business booked during this period and additional reserves for impaired loans. The provision for the six months ended June 30, 2005 was $473,000.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance against the deferred tax asset has been recorded to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization. No income tax expense or benefit has been recorded for the six months ended June 30, 2006 and 2005. As of June 30, 2006, the Company generated sufficient taxable income and incurred a current tax liability of $442,000. However, management reversed the valuation allowance and recorded an offset to current tax expense effectively realizing a deferred tax asset associated with net operating loss carryforwards that can be utilized this fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The Company reported net income of $582,000 for the three months ended June 30, 2006 compared to $514,000 for the three months ended June 30, 2005. Basic and diluted earnings per share from continuing operations were $0.03 for the three months ended June 30, 2006. Basic and diluted loss per share was $0.05 for the three months ended June 30, 2005. Basic and diluted earnings per share reflect 8.9 million shares issued since June 2005.

The change in the results of operations from the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to an improvement in net interest income related to the increase in the commercial real estate and residential real estate loan portfolios during the period. The increase in net interest income and a decrease in provision for loan losses were partially offset by a decrease in non-interest income, and an increase in non interest expense as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended June 30, 2006 was $3.8 million compared to $2.6 million for the three months ended June 30, 2005, an increase of $1.2 million, or 44%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $2.3 million, or 61%, to $6.0 million for the three months ended June 30, 2006 from $3.7 million for the three months ended June 30, 2005, due primarily to significant loan growth and improved yields on loans and federal funds sold.

Total interest expense increased $1.1 million, or 100%, to $2.2 million for the three months ended June 30, 2006 as compared to $1.1 million for the three months ended June 30, 2005. The increase in interest expense was primarily attributed to the increase in volume of deposits as well as increased rates on a year over year basis. Conversely, other interest expense was significantly lower than the three months ended June 30, 2005 due to lower FHLB advances.

NONINTEREST INCOME

Total non-interest income decreased $82,000, or 29%, to $201,000 for the three months ended June 30, 2006 from $282,000 for the three months ended June 30, 2005. This decrease was primarily due to a change to the Bank’s funds availability policy favorable to clients resulting in lower fee income from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended June 30, 2006 increased by $1.2 million, or 59%, to $3.2 million from $2.0 million for the three months ended June 30, 2005.

The increase over the previous year was partially due to a $727,000, or 78%, increase in salaries and employee benefits for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to increases in staffing. The Bank added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs. As of June 30, 2006, the number of full time equivalent employees was 92 compared to 64 as of June 30, 2005.

Occupancy and equipment expenses were $724,000 for the three months ended June 30, 2006 compared to $395,000 for the three months ended June 30, 2005. This increased cost was primarily due to rent expenses for one new branch location, four other branch locations to be opened later in the year and in early 2007, and rent expense for a new operations center to be occupied later in the year.

Other expenses increased $144,000 to $864,000 for the three months ended June 30, 2006 period as compared to $720,000 for three months ended June 30, 2005. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank including higher advertising expenditures and data processing costs.

PROVISION FOR LOAN LOSSES

Management determined a provision totaling $137,000 was needed for the three months ended June 30, 2006, due to new loans originated during this period and additional reserves for impaired loans. This compares to $330,000 for the three months ended June 30, 2005. The decrease reflects a slower rate of loan growth for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Item 3.

Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

On May 12, 2004, Fausto Marquez commenced an action against Sun American Bank, Case No. 03-21466 20, Miami-Dade County Circuit Court. Mr. Marquez alleged that the Bank had interfered with his efforts to purchase Gulf Bank. The trial court has dismissed the claims, with prejudice.  Mr. Marquez has filed an appeal, which is pending. The possible outcome of the appeal is uncertain and the amount sought by Mr. Marquez is unknown.

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court.  The Plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. Sun American Bancorp and Michael Golden have moved to dismiss the complaint and deny the allegations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed as part of this report;

10.1

Employment Agreement dated May 22, 2006 by and among Michael E. Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006).

10.2

Employment Agreement dated as of June 5, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.3

Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank, dated as of May 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

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

SUN AMERICAN BANCORP

August 14, 2006	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 14, 2006	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

No.

Description

10.2

Employment Agreement dated May 22, 2006 by and among Michael E. Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006).

10.2

Employment Agreement dated as of June 5, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2005).

10.3

Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank, dated as of May 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

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