Form 10QSB/A
period 2006-06-30
Sun American Bancorp
filed 2006-08-21
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (Amendment No. 1) is being filed by Sun American Bancorp (the “Company’) to correct the following clerical errors in the Consolidated Statement of Changes in Stockholder’s Equity included in the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006 filed with Securities and Exchange Commission on August 14, 2006 (the “Original Form 10-QSB”):

•	Clerical errors that had omitted the amounts associated with warrants and options exercised during the six months ended June 30, 2005. Those amounts are $37,500 and $5,497, respectively.

•

Clerical errors that had omitted Net Income of $854,016 for the six months ended June 30, 2006 and had disclosed the March 31, 2006 change in net unrealized loss on securities available for sale, net of tax effects, of $41,283 instead of the June 30, 2006 figure of $69,919.

Except as set forth above, the Company has not amended or modified the financial information or other disclosures contained in the Original Form 10-QSB. This Form 10-QSB/A does not reflect events occurring after the filing of the Original Form 10-QSB.

QUARTERLY REPORT ON FORM 10-QSB/A

For the quarterly period ended June 30, 2006

i

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

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2006 and 2005

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Unaudited)
Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive Income:
Net income	—	—	—	1,115,563	—	1,115,563
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(31,093)	(31,093)
Total comprehensive income						1,084,470
Issuance of 1,586,000 Shares of common stock	—	15,860	5,662,020	—	—	5,677,880
Warrants exercised	—	100	37,400	—	—	37,500
Stock options exercised	—	40	5,457	—	—	5,497
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	(315,000)
Dividends paid on
preferred shares	—	—	—	(14,361)	—	(14,361)
Balance at June 30, 2005	$—	$327,394	$34,706,141	$(7,698,987)	$(112,452)	$27,222,096
Balance at January 1, 2006	$—	$412,333	$65,299,226	$(5,895,750)	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	—	854,016	—	854,016
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(69,919)	(69,919)
Total comprehensive income						784,097
Issuance of 37,250
Shares of common stock	—	372	84,583	—	—	84,955
Warrants exercised	—	4,051	1,445,540	—	—	1,449,591
Stock options exercised	—	56	13,179	—	—	13,235
Recognition of stock-based compensation expense	—	—	243,488	—	—	243,488
Balance at June 30, 2006	$—	$416,812	$67,086,016	$(5,041,734)	$(260,720)	$62,200,374

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

SUN AMERICAN BANCORP

August 21, 2006	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 21, 2006	By:	/s/ ROBERT NICHOLS
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