Form 10QSB
period 2006-09-30
Sun American Bancorp
filed 2006-11-14
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-22911

______________

SUN AMERICAN BANCORP

(Exact name of small business issuer as specified in its charter)

______________

Delaware	65-0325364
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1200 N. FEDERAL HWY. 111-A

BOCA RATON FL 33432

(Address of principal executive offices)

(561) 826-0464

(Issuer’s telephone number)

3400 Coral Way, Miami, Florida 33145

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2006:

19,469,259 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☒

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

1

Consolidated Balance Sheets September 30, 2006 and December 31, 2005

1

Consolidated Statements of Income Nine Months Ended September 30, 2006 and 2005

2

Consolidated Statements of Income Three Months Ended September 30, 2006 and 2005

3

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2006 and 2005

4

Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended

September 30, 2006 and 2005

5

Notes to Consolidated Financial Statements (unaudited)

6

Item 2. Management’s Discussion and Analysis or Plan of Operation

16

Item 3. Controls and Procedures

26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3. Defaults Upon Senior Securities

28

Item 4. Submission of Matters to a Vote of Securities Holders

28

Item 5. Other Information

28

Item 6. Exhibits

29

SIGNATURES

30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Cash and due from financial institutions	$8,101,613	$6,201,079
Federal funds sold	1,000,000	21,380,000
Total cash and cash equivalents	9,101,613	27,581,079
Securities available for sale	5,190,025	5,208,159
Securities held to maturity (fair value 2006 - $23,427,459, 2005 - $20,832,067)	23,638,249	21,160,886
Loans (net of allowance of $2,946,762 in 2006 and $2,119,396 in 2005)	272,378,281	210,665,319
Federal Reserve Bank Stock	1,701,450	1,257,400
Federal Home Loan Bank Stock	1,814,100	1,328,000
Premises and equipment	7,985,657	2,014,340
Accrued interest receivable	1,625,816	1,235,797
Goodwill and other identified intangibles	5,851,363	5,963,596
Other assets	1,214,218	736,269
Total assets	$330,500,772	$277,150,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$29,189,541	$32,971,081
Interest bearing	207,488,501	160,493,718
Total deposits	236,678,042	193,464,799
Repurchase agreements	722,172	1,020,710
Federal Home Loan Bank advances	28,000,000	21,000,000
Accrued expense and other liabilities	1,583,611	2,014,942
Total liabilities	266,983,825	217,500,451

Minority interest	27,095	25,386

Stockholders’ equity
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding, 2006 – 19,217,759 shares, 2005 – 18,500,912 shares	419,502	412,333
Capital surplus	67,821,761	65,299,226
Accumulated deficit	(4,550,984)	(5,895,750)
Accumulated other comprehensive loss	(200,427)	(190,801)
Total stockholders’ equity	63,489,852	59,625,008
Total liabilities and stockholders’ equity	$330,500,772	$277,150,845

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$16,657,407	$10,421,097
Securities	954,969	682,276
Federal funds sold and other	383,216	133,167
	17,995,592	11,236,540
Interest expense:
Deposits	5,959,505	2,761,982
Other	515,949	607,333
	6,475,454	3,369,315

Net interest income before provision for loan losses	11,520,138	7,867,225
Provision for loan losses	795,304	513,924

Net interest income after provision for loan losses	10,724,834	7,353,301

Non-interest income:
Service charges on deposit accounts	621,060	827,763
Net gains on sales of securities	—	7,930
	621,060	835,693

Non-interest expenses:
Salaries and employee benefits	5,228,888	2,952,813
Occupancy and equipment	2,083,655	1,218,875
Data and item processing	511,671	362,529
Professional fees	507,380	563,022
Insurance	182,764	150,741
Other	1,486,057	1,043,072
	10,000,415	6,291,052

Income before minority interest	1,345,479	1,897,942

Minority interest in net income of subsidiary	(713)	(1,407)

Net income	$1,344,766	$1,896,535

Basic earnings per share	$.07	$0.18
Diluted earnings per share	$.06	$0.16
Weighted average number of common shares, basic	18,850,421	10,482,021
Weighted average number of common shares, diluted	22,366,916	11,576,975

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$6,171,473	$4,043,386
Securities	350,017	222,087
Federal funds sold and other	34,502	40,020
	6,555,992	4,305,493
Interest expense:
Deposits	2,238,723	1,135,672
Other	211,497	213,712
	2,450,220	1,349,384

Net interest income before provision for loan losses	4,105,772	2,956,109
Provision for loan losses	225,853	41,134

Net interest income after provision for loan losses	3,879,919	2,914,975

Non-interest income:
Service charges on deposit accounts	201,362	250,944
	201,362	250,944

Non-interest expenses:
Salaries and employee benefits	1,875,317	1,104,063
Occupancy and equipment	785,318	443,777
Data and item processing	188,788	128,664
Professional fees	161,856	230,467
Insurance	83,195	64,391
Other	496,009	413,518
	3,590,483	2,384,880

Income before minority interest	490,798	781,039

Minority interest in net income of subsidiary	(47)	(67)

Net income	$490,751	$780,972

Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.02	$0.05
Weighted average number of common shares, basic	19,140,352	12,796,630
Weighted average number of common shares, diluted	22,774,934	15,129,080

Comprehensive income	$551,044	$729,640

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,726,628	$2,875,546

Cash flows from investing activities:
Sales of available for sale securities	—	243,276
Maturities and pay-downs of available for sale securities	2,704	3,951
Purchases of held to maturity securities	(4,000,000)	(1,986,230)
Maturities and pay-downs of held to maturity securities	1,511,915	2,402,560
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(1,380,150)	(955,600)
Sales of Federal Home Loan Bank stock	450,000	—
Loan originations, net	(62,511,413)	(53,600,454)
Purchase of premises and equipment	(6,299,682)	(334,595)
Net cash used in investing activities	(72,226,626)	(54,227,092)

Cash flows from financing activities:
Net decrease in federal funds purchased and securities sold under repurchase agreements	(298,538)	(3,451,837)
Increase in Federal Home Loan Bank Advances	20,500,000	30,000,000
Repayment of Federal Home Loan Bank Advances	(13,500,000)	(17,000,000)
Net increase in deposits	43,213,243	19,519,030
Proceeds from exercise of warrants	2,045,867	37,500
Proceeds from exercise of stock options	13,235	5,498
Net proceeds from issuance of stock	46,725	20,565,615
Preferred share dividends	—	(14,361)
Redemption of preferred shares	—	(315,000)
Net cash provided by financing activities	52,020,532	49,346,445

Net change in cash and cash and equivalents	(18,479,466)	(2,055,101)

Cash and cash equivalents at beginning of period	27,581,079	6,213,556

Cash and cash equivalents at end of period	$9,101,613	$4,208,455

Supplemental cash flow information:
Interest paid	$6,475,483	$3,137,764
Income taxes paid	$587,000	$102,000

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006 and 2005

	Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
Balance at January 1, 2005	$315,000	$311,394	$29,001,264	$(8,800,189)	$(81,359)	$20,746,110

Comprehensive Income:
Net income	—	—	—	1,896,535	—	1,896,535
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(82,425)	(82,425)
Total comprehensive income						1,814,110
Issuance of 5,936,000 Shares of common stock	—	59,360	20,506,255	—	—	20,565,615
Warrants exercised	—	100	37,400	—	—	37,500
Stock options exercised	—	40	5,458	—	—	5,498
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	(315,000)
Dividends paid on
preferred shares	—	—	—	(14,361)	—	(14,361)
Balance at September 30, 2005	$—	$370,894	$49,550,377	$(6,918,015)	$(163,784)	$42,839,472
Balance at January 1, 2006	$—	$412,333	$65,299,226	$(5,895,750)	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	—	1,344,766	—	1,344,766
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(9,626)	(9,626)
Total comprehensive income						1,335,140
Issuance of 37,250
Shares of common stock	—	372	46,353	—	—	46,725
Warrants exercised	—	5,741	2,040,126	—	—	2,045,867
Stock options exercised	—	56	13,179	—	—	13,235
Restricted stock awards	—	1,000	(1,000)	—	—	—
Recognition of stock-based compensation expense	—	—	423,877	—	—	423,877
Balance at September 30, 2006	$—	$419,502	$67,821,761	$(4,550,984)	$(200,427)	$63,489,852

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

Investment Securities:  The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

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

Stock Compensation

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment using the modified-prospective transition method. Under this transition method, compensation cost recognized during the nine months ended September 30, 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value and related service period estimates in accordance with the original provisions of FASB Statement No. 123.

For the nine months ended September 30, 2006, the Company recognized compensation expense related to stock options and restricted stock awards of $424,000. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$780,972	$1,896,535
Deduct:
Dividends paid on preferred shares	—	(14,361)
Net income attributable to common shareholders	780,972	1,882,174
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(202,574)	(412,036)
Pro forma net income	$578,398	$1,470,138
Basic earnings per share as reported	$0.06	$0.18
Diluted earnings per share as reported	$0.05	$0.16
Pro forma basic earnings per share	$0.05	$0.14
Pro forma diluted earnings per share	$0.04	$0.13

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2006, the Company had options granted under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the 2005 Stock Option and Stock Incentive Plan. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 315,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vests over five years; however, options granted to current directors prior to this year were amended to vest immediately on December 16, 2005.

The Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 221,500 shares remained available for issuance at September 30, 2006. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 38,580 shares remained available for issuance at September 30, 2006. The 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1 million shares allocated to incentive stock options. At September 30, 2006, 651,100 shares remained available for issuance under the 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date September 30, 2006		Full Year December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,065,030	$3.34	1,193,823	$2.57
Granted	1,074,400	5.10	980,860	4.21
Exercised	(5,640)	2.35	(37,690)	1.99
Forfeited or expired	(75,337)	4.35	(71,963)	3.08
Outstanding at end of period	3,058,453	$3.94	2,065,030	$3.34
Options exercisable at end of period	1,517,065	$3.19	1,364,058	$3.14

The aggregate intrinsic value for stock options outstanding and options exercisable at September 30, 2006, was $4.3 million and $3.3 million, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at September 30, 2006, was 8.4 years and 7.5 years, respectively.

During the nine months ended September 30, 2006, proceeds from the exercise of 5,640 stock options amounted to $13,235 with an intrinsic value of $14,096 on the date of exercise. The fair value of shares vesting in the period, based upon the closing price of $5.36 on the American Stock Exchange, on September 30, 2006, was $820,000.

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

Black-Scholes assumptions	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Risk-free interest rate	4.94%	4.23%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	21%	50%
Dividend yield	0%	0%
Weighted Average fair value of options granted during the year	$1.99	$1.53

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 4.3 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date September 30, 2006
	Shares	Average Market Price at Grant

Outstanding at beginning of year	—	$—
Awarded	100,000	5.25
Released	—	—
Forfeited	—	—
Outstanding at end of period	100,000	$5.25

As of September 30, 2006, there was $481,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 4.6 years.

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month periods ended September 30, 2006 and 2005, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 3. New Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after November 15, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Nine months ended September 30,
	2006	2005

Balance, beginning of year	$2,119,396	$1,678,191
Total charge-offs	(1,060)	(78,219)
Recoveries	33,122	86,596
Reallocation of reserve for contingent liabilities	—	(69,148)
Provision for loan losses	795,304	513,924
Allowance balance at end of period	$2,946,762	$2,131,344

Gross loans	$275,325,043	$208,981,130

	Three months ended September 30,
	2006	2005

Balance, beginning of period	$2,717,884	$2,099,172
Total charge-offs	—	(41,904)
Recoveries	3,025	32,942
Provision for loan losses	225,853	41,134
Allowance balance at end of period	$2,946,762	$2,131,344

Impaired loans were as follows:

	September 30, 2006	December 31, 2005

Loans with no allocated allowance for loan losses	$151,648	$102,095
Loans with allocated allowance for loan losses	10,521,776	2,216,573
Impaired loans at end of period	$10,673,424	$2,318,668
Amount of the allowance for loan losses allocated	$302,973	$20,089

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

Loans past due over 90 days still on accrual	$449,510	$—
Nonaccrual loans	32,370	289,804
Total nonperforming loans	$481,880	$289,804

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2006 and December 31, 2005 were as follows:

September 30, 2006	December 31, 2005	Maturity Date	Interest Rate

$—	$5,000,000	January 30, 2006	4.51%
—	5,000,000	March 29, 2006	4.64
5,000,000	—	October 2, 2006	5.33
7,000,000	—	November 27, 2006	5.31
5,000,000	—	October 16, 2006	5.33
5,000,000	5,000,000	January 22, 2007	3.69
3,000,000	3,000,000	December 10, 2007	3.59
1,000,000	1,000,000	March 26, 2008	5.51
2,000,000	2,000,000	December 8, 2008	3.87
$28,000,000	$21,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of September 30, 2006 and December 31, 2005.

Note 6. Capital Adequacy

The Company’s and the Bank’s capital ratios at September 30, 2006 and December 31, 2005 are listed below.

Capital Ratios	September 30, 2006	December 31, 2005	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	20.47%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	19.42%	22.36%	>4%	>6%
Tier 1 leverage capital	17.78%	21.02%	>4%	>5%

Sun American Bank
Total risk-weighted capital	18.41%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	17.36%	20.89%	>4%	>6%
Tier 1 leverage capital	15.94%	19.63%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at September 30, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Basic and Diluted Earnings Per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Nine months ended September 30,
	2006	2005
Basic earnings per share:
Net income	$1,344,766	$1,896,535
Less: dividends declared on preferred shares	—	(14,361)
Net Income attributable to common shareholders	1,344,766	1,882,174

Weighted average shares outstanding, basic	18,850,421	10,482,021
Weighted average shares outstanding, diluted	22,366,916	11,576,975
Basic earnings per share	$0.07	$0.18
Diluted earnings per share	$0.06	$0.16

The dilution of 3,516,495 weighted average shares outstanding in 2006 (1,094,954 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options and stock warrants to purchase 1,512,700 and 599,000 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the nine months ended September 30, 2006, and stock options and stock warrants to purchase 209,776 and 1,994,999 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the nine months ended September 30, 2005, because they were antidilutive.

Basic and Diluted	Three months ended September 30,
	2006	2005
Basic earnings per share:
Net income	$490,751	$780,972

Weighted average shares outstanding, basic	19,140,352	12,796,630
Weighted average shares outstanding, diluted	22,774,934	15,129,080
Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.02	$0.05

The dilution of 3,634,582 weighted average shares outstanding in 2006 (2,332,450 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options to purchase 1,512,700 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2006, and stock options and stock warrants to purchase 9,546 and 600,000 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended September 30, 2005, because they were antidilutive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Warrants

As of September 30, 2006, the Company had issued and outstanding warrants to purchase 13,491,040 shares of common stock, including Class A, C, D, E, F and G warrants.

A summary of the warrants to purchase shares of common stock of the Company as of September 30, 2006 and December 31, 2005, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	September 30, 2006	December 31, 2005
Class A Warrants	1	937,625	937,625
Class B Warrants	1	—	574,625
Class C Warrants	2.3	180,000	180,000
Class D Warrants	1	4,824,600	4,960,000
Class E Warrants	1	1,573,500	1,586,000
Class F Warrants	0.5	8,168,714	8,228,750
Class G Warrants	1	50,000	50,000
Other Warrants	1	1,606,958	1,607,958
Warrants Outstanding		17,341,397	18,124,958

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

Class B Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. All Class B warrants have either been exercised or have expired.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9. Contingencies

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

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The Plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. Sun American Bancorp and Michael Golden deny the allegations. Management cannot determine the outcome of the lawsuit at this time, or estimate the probability of loss, and therefore, no liability has been established.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisition

On May 17, 2006, the Company, the Bank, and Beach Bank, a Florida commercial banking association, entered into an Asset Acquisition and Assumption Agreement pursuant to which the Company and the Bank intend to acquire substantially all of the assets, and assume substantially all of the liabilities, of Beach Bank. Beach Bank is a Florida chartered commercial bank, headquartered in Miami Beach, Florida with approximately $127 million in assets and two branches at September 30, 2006. The acquisition price, payable in Sun American Bancorp common stock, is approximately $21.0 million. The parties are in the process of amending the agreement to among other things extend the date of the termination of the agreement, and it is currently anticipated that the acquisition transaction will close in the fourth quarter of 2006. For more information see the current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis presents a review of the consolidated operating results of the Company and its subsidiary, the Bank, for the three and nine month period ended September 30, 2006 and 2005, respectively, and the financial condition of the Company at September 30, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

OVERVIEW

General

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates nine full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001 and Gulf Bank in February 2004. Since these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans. During the nine months ended September 30, 2006, the Company increased its capital base by approximately $2.1 million through the exercise of the Company’s warrants, the exercise of employee stock options, and the completion of a private placement to an accredited investor.

As of September 30, 2006, the Company had total assets of $330.5 million, net loans of $272.4 million, deposits of $236.7 million and stockholders’ equity of $63.5 million.

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to the loan portfolio and bringing in new deposits. The Company plans to open two more branches in 2006 and two more in the earlier part of

2007. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well capitalized” position. The Company intends to pursue this business strategy while managing asset quality.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 25%) was generally held in cash and invested in government backed investment grade securities at September 30, 2006.

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

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $10.0 million. The Bank’s legal lending limit for secured and unsecured loans was $13.5 million and $8.1 million as of September 30, 2006, respectively. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

Investment Securities:  The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

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

In 2004, the Bank became a member of the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank has begun to access this vehicle to add a new source of liquidity to its business. At September 30, 2006, the Bank had $28,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at September 30, 2006, consisted of $9.1 million in cash and cash equivalents and $5.2 million in available-for-sale investments, for a total of $14.3 million, compared to a total of $32.8 million at year-end 2005. The liquidity available at December 31, 2005 was mostly used to fund the growth of the loan portfolio.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $5.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $2.0 million with Independent Bankers Bank. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit. There were no borrowings under these lines of credit at September 30, 2006.

On May 17, 2006, the Company, the Bank, and Beach Bank, a Florida commercial banking association, entered into an Asset Acquisition and Assumption Agreement pursuant to which the Company and the Bank intend to acquire substantially all of the assets, and assume substantially all of the liabilities, of Beach Bank. Beach Bank is a Florida chartered commercial bank, headquartered in Miami Beach, Florida with approximately $127 million in assets and two branches at September 30, 2006. The acquisition price, payable in Sun American Bancorp common stock, is approximately $21.0 million. The parties are in the process of amending the agreement to among other things extend the date of the termination of the agreement, and it is currently anticipated that the acquisition transaction will close in the fourth quarter of 2006. For more information see the current report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

RECENT DEVELOPMENTS

On November 1, 2006, the Company announced that it had established Sun American Financial, LLC, a new residential mortgage company formed as a subsidiary of Sun American Bank. Sun American Financial, LLC, will provide residential mortgage services to Bank customers. In addition, the Company announced the creation of Sun American Wealth Management, a new financial services division of Sun American Bank. Sun American Wealth Management, in partnership with UVEST Financial Services, an NASD registered broker-dealer, will provide bank customers with access to a wide variety of investment and insurance products and services.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2006, the Bank had four l ines of credit outstanding to business entities affiliated with director Perrone and director Valle, who also serve as directors for the Company, in the aggregate amount of $6.9 million. Accrued interest on these loans amounted to $23,553 at September 30, 2006. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006

FINANCIAL CONDITION

Total assets increased by $53.3 million, or 19%, to $330.5 million at September 30, 2006 from $277.2 million at December 31, 2005. The increase in total assets was due primarily to an increase in net loans receivable and premises and equipment.

Net loans receivable increased by $61.7 million, or 29%, to $272.4 million at September 30, 2006, from $210.7 million at December 31, 2005. The increase in these earning assets was the result of net loan originations during the nine months ended September 30, 2006.

The securities portfolio and cash decreased by $16.1 million to $37.9 million at September 30, 2006 from $54.0 million at December 31, 2005. The decrease was due to the use of cash to partially fund loans.

Premises and equipment increased by $6.0 million, or 296%, to $8.0 million at September 30, 2006, from $2.0 million at December 31, 2005. The increase in premises and equipment was due to the purchase of vacant land in Palm Beach County to be used as a future branch site as well as leasehold improvements for the new operations center in Miami, two new branches already opened in 2006, and for future branches being constructed.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $2.9 million at September 30, 2006, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

At December 31, 2005, the allowance for loan losses was $2.1 million. During the nine months ended September 30, 2006, the Company recorded a $795,304 provision for loan losses. During this period loan charge offs and recoveries amounted to $1,060 and $33,122, respectively. Collectively, these items result in a $2.9 million allowance for loan losses at September 30, 2006.

The Bank’s impaired assets were $10.7 million at September 30, 2006, or 3.88% of total gross loans, compared to $2.3 million at December 31, 2005, or 1.09% of total loans. The increase was mostly due to the downgrading of two construction loans that incurred cost overruns prompting the bank to advance additional funds. The loans continue on accrual status. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans and discount	$10,673	$2,319
Other real estate owned and repossessions	—	—
Total impaired and other	$10,673	$2,319
Percent impaired and other/total loans	3.88%	1.09%
Gross loans	$275,325	$212,784

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Commercial and residential real estate	$—	$—
Commercial	32	290
Consumer	—	—
Accrual loans past due 90 days or more:
Commercial and residential real estate	431	—
Commercial	19	—
Consumer	—	—
Real estate owned & repossessions	—	—
Total nonperforming assets	$482	$290

Total nonperforming assets have increased in the nine months ended September 30, 2006 from December 31, 2005 by $192,000. In management’s best judgment, all nonperforming assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

LIABILITIES

Liabilities increased $49.5 million, or 23%, to $267.0 million at September 30, 2006 from $217.5 million at December 31, 2005 due to higher deposit balances and borrowings from FHLB. The primary component of the Company’s liabilities is its deposit accounts.

DEPOSITS

Deposits accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $236.7 million at September 30, 2006 from $193.5 million at December 31, 2005. The increase of 22% during the first six months of 2006 is the result of an advertising campaign to raise core deposits which attracted new clients to the Bank’s branch network.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These vary by location, as the Miami-Dade County and Palm Beach County branches are located in mixed communities of business and residential. The Hollywood branch in Broward County is more focused on personal banking, with a retirement community and a large family country club community in the immediate vicinity of the office. There are also large commercial facilities nearby. These factors play an important role in the Bank’s activity and performance in meeting the deposit and credit needs of the community. Checking accounts represent an important composition of the deposit mix and the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	September 30, 2006	December 31, 2005
	(In thousands)
NOW accounts	$104,046	$35,561
Money market accounts	13,687	18,068
Savings accounts	4,295	3,737
Certificates of deposit under $100,000	49,698	63,160
Certificates of deposit $100,000 and more	35,763	39,968
Total interest-bearing deposits	207,489	160,494
Non-interest bearing deposits	29,189	32,971
Total deposits	$236,678	$193,465

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $28.0 million at September 30, 2006, compared to $21.0 million at December 31, 2005. This increase of $7.0 million, or 33%, was primarily due to the Bank borrowing on a short term basis to meet liquidity needs. See Financial Statement Footnote No. 5.

CAPITAL

The Company’s total stockholders’ equity was $63.5 million at September 30, 2006, an increase of $3.9 million, or 6%, from $59.6 million at December 31, 2005. The increase of $3.9 million includes $2.1 million of net proceeds from the issuance of common stock and from exercises of warrants and options and $1.3 million of earnings.

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

The Company and the Bank’s capital ratios at September 30, 2006 and December 31, 2005 are listed below:

Capital Ratios	September 30, 2006	December 31, 2005	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	20.47%	23.31%	>8%	>10%
Tier 1 risk-weighted capital	19.42%	22.36%	>4%	>6%
Tier 1 leverage capital	17.78%	21.02%	>4%	>5%

Sun American Bank
Total risk-weighted capital	18.41%	21.83%	>8%	>10%
Tier 1 risk-weighted capital	17.36%	20.89%	>4%	>6%
Tier 1 leverage capital	15.94%	19.63%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company reported net income of $1,345,000 for the nine months ended September 30, 2006 compared to net income of $1,897,000 for the nine months ended September 30, 2005. Included in the results for the nine months ended September 30, 2006 is the recognition of stock-based compensation expense upon adoption and in accordance with SFAS No. 123R of approximately $424,000. Basic and diluted earnings per share were $0.07 and $0.06, respectively, for the nine months ended September 30, 2006. Basic and diluted income per share was $0.18 and $0.16, respectively, for the nine months ended September 30, 2005 after a $14,361 dividend on preferred stock. Basic and diluted earnings per share reflect 9.2 million shares issued since June 2005.

The change in the results of operations from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, was due to an improvement in net interest income related to the increase in the commercial real estate and residential real estate loan portfolios during the period. The increase in net interest income was more than offset by higher provision for loan losses, a decrease in non-interest income, an increase in non interest expense, and stock-based compensation as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2006 was $11.5 million compared to $7.9 million for the nine months ended September 30, 2005, an increase of $3.6 million, or 46%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine month period ended September 30,
	2006			2005
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$29,265	$955	4.36%	$22,930	$682	3.98%
Federal funds sold and other	10,838	383	4.73	6,202	133	2.87
Loans:
Commercial loans (2)	26,325	1,892	9.61	27,269	1,622	7.95
Commercial mortgage loans (2)	156,672	10,590	9.04	120,121	6,867	7.64
Consumer loans(2)	1,994	126	8.47	2,388	131	7.31
Residential mortgage loans (2)	58,613	3,942	8.99	30,606	1,717	7.50
Home equity and other loans (2)	1,824	107	7.88	1,429	84	7.86
Total loans	245,428	16,657	9.07	181,813	10,421	7.66
Total interest earning assets	285,531	17,995	8.43	210,945	11,236	7.12
Non-interest earning assets	24,839			15,116
Total	$310,370			$226,061
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$85,709	2,752	4.29	$8,734	42	0.64
Money Market accounts	15,356	407	3.55	21,273	262	1.65
Savings accounts	3,758	31	1.11	4,913	40	1.10
Certificates of deposit	90,934	2,769	4.07	99,015	2,418	3.26
Total interest-bearing deposits	195,758	5,959	4.07	133,935	2,762	2.76
Federal funds purchased and securities sold under repurchase agreement	1,313	43	4.36	1,014	31	4.10
Federal Home Loan Bank advances	15,117	473	4.18	20,868	576	3.69
Total interest bearing liabilities	212,188	6,475	4.08	155,817	3,369	2.89
Non-interest bearing liabilities	35,833			42,643
Stockholders’ equity	62,349			27,601
Total	$310,370			$226,061
Net Interest income and yield on net interest-earning assets		$11,520	5.39%		$7,867	4.99%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes Fee Income on Loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock increased by $523,000, or 64%, to $1,338,000 for the nine months ended September 30, 2006 from $815,000 for the nine months ended September 30, 2005, due primarily to a 72 basis point increase in yield from 2005 and by an increase of $11.0 million, or 38%, in average volume of investments and federal funds sold.

Interest and fees on loans increased by $6.2 million, or 60%, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase in loan income resulted from an increase in total average loan balances outstanding of $63.6 million from $181.8 million for the nine months ended September 30, 2005 to $245.4 million for the same period in 2006. The increase in the average balance of loans was primarily due to increasing loan origination. These volume increases were further enhanced by higher interest yields of 141 basis points when comparing the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. The yield on interest-earning assets was 8.43% for the nine months ended September 30, 2006, a 131 basis point increase from 7.12% for the nine months ended September 30, 2005. The Bank has experienced an impact from rising interest rates in 2006 and assets have been invested at higher rates in the nine months ended September 30, 2006.

Total interest expense increased $3.1 million, or 92% to $6.5 million for the nine months ended September 30, 2006 as compared to $3.4 million for the nine months ended September 30, 2005. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $61.8 million, or 46%, to $195.8 million for the nine months ended September 30, 2006 from $133.9 million for the same period in 2005. The increase in deposit interest expense was primarily attributed to the increase in volume of deposits as well as increased rates of 131 basis points on a year over year basis. Conversely, other average borrowings decreased to $16.4 million for the nine months ended September 30, 2006 as compared to $21.9 million for nine months ended September 30, 2005. This decrease was primarily due to lower average FHLB advances of $5.8 million on a year over year basis.

NONINTEREST INCOME

Total non-interest income decreased $215,000, or 26%, to $621,000 for the nine months ended September 30, 2006 from $836,000 for the nine months ended September 30, 2005. This decrease was primarily due to a change to the Bank’s funds availability policy favorable to clients resulting in lower fee income from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense increased by $3.7 million, or 59%, to $10.0 million for the nine months ended September 30, 2006 period from $6.3 million for the nine months ended September 30, 2005. The increase was primarily due to the increased size of the Bank and to the recognition of stock-based compensation expense upon adoption of SFAS No. 123R in 2006. Excluding stock-based compensation expense of $424,000, non-interest expense increased by $3.3 million or 58%, to $9.6 million for the nine months ended September 30, 2006 period from $6.3 million for the nine months ended September 30, 2005.

The increase in total non-interest expense over the previous year was partially due to a $2.3 million, or 77%, increase in salaries and employee benefits for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to increases in staffing and to stock-based compensation expense recognized in 2006. The Bank has added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs. As of September 30, 2006, the number of full time equivalent employees was 93 compared to 66 as of September 30, 2005. Excluding stock-based compensation expense of $424,000, salaries and employee benefits increased $1.9 million, or 63%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Occupancy and equipment expenses were $2.1 million for the nine months ended September 30, 2006 compared to $1.2 million for the nine months ended September 30, 2005. This increased cost was primarily due to rent expenses for two new branch locations, two other branch locations to be opened later in the year and in early 2007, and rent expense for a new operations center that was inaugurated in September 2006.

Other expenses increased $565,000 to $2.7 for the nine months ended September 30, 2006 as compared to $2.1 million for the nine months ended September 30, 2005. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including advertising, data processing, director’s fees, insurance, telecommunication costs related to the implementation of a voice over IP network, and costs associated with the name change of the Bank in early 2006 from PanAmerican Bank to Sun American Bank as well as a similar name change of the Company. During the nine months ended September 30, 2006, approximately $235,000 was spent on an advertising campaign promoting the Bank’s services and new brand as well as other expenditures associated with the name change.

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

Management determined a provision totaling $795,000 was needed for the nine months ended September 30, 2006, due to new loan business booked during this period and additional reserves for impaired loans. The provision for the nine months ended September 30, 2005 was $514,000.

For a more detailed description of the calculation of the allowance for loan loss, read the discussion under “ASSET QUALITY AND NONPERFORMING ASSETS” earlier in this document.

PROVISION FOR INCOME TAXES

The realization of deferred tax assets associated with the net operating loss carryforward, as well as other deductible temporary differences, is dependent upon generating sufficient future taxable income. A valuation allowance against the deferred tax asset has been recorded to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization. No income tax expense or benefit has been recorded for the nine months ended September 30, 2006 and 2005. As of September 30, 2006, the Company generated sufficient taxable income and incurred a current tax liability of $587,000. However, management reversed the valuation allowance and recorded an offset to current tax expense effectively realizing a deferred tax asset associated with net operating loss carryforwards that can be utilized this fiscal year. A current tax provision is expected for the full 2006 fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The Company reported net income of $491,000 for the three months ended September 30, 2006 compared to $781,000 for the three months ended September 30, 2005. Included in the results for the three months ended September 30, 2006 is the recognition of stock-based compensation expense in accordance with SFAS No. 123R of approximately $181,000. Basic and diluted earnings per share were $0.03 and $0.02, respectively, for the three months ended September 30, 2006. Basic and diluted earnings per share were $0.06 and $0.05, respectively, for the three months ended September 30, 2005. Basic and diluted earnings per share reflect 9.2 million shares issued since June 2005.

The change in the results of operations from the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to an improvement in net interest income related to the increase in the commercial real estate and residential real estate loan portfolios during the period. The increase in net interest income was more than offset by an increase in the provision for loan loss, a decrease in non-interest income, and an increase in non interest expense as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended September 30, 2006 was $4.1 million compared to $3.0 million for the three months ended September 30, 2005, an increase of $1.1 million, or 39%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $2.3 million, or 52%, to $6.6 million for the three months ended September 30, 2006 from $4.3 million for the three months ended September 30, 2005, due primarily to significant loan growth and improved yields on loans and federal funds sold.

Total interest expense increased $1.1 million, or 82%, to $2.4 million for the three months ended September 30, 2006 as compared to $1.3 million for the three months ended September 30, 2005. The increase in interest expense was primarily attributed to the increase in volume of deposits as well as the effect of higher rates paid for deposits on a year over year basis.

NONINTEREST INCOME

Total non-interest income decreased $50,000, or 20%, to $201,000 for the three months ended September 30, 2006 from $251,000 for the three months ended September 30, 2005. This decrease was primarily due to a change to the Bank’s funds availability policy favorable to clients resulting in lower fee income from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended September 30, 2006 increased by $1.2 million, or 50%, to $3.6 million from $2.4 million for the three months ended September 30, 2005.

The increase over the previous year was partially due to a $771,000, or 70%, increase in salaries and employee benefits for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due primarily to the addition of new officers and employees and stock option expensing in 2006. The Bank added new staff across most business lines due to increased volume of activity and in order to develop new client business and service existing client needs. As of September 30, 2006, the number of full time equivalent employees was 93 compared to 66 as of September 30, 2005. The stock option expense recognized during the three months ended September 30, 2006 amounted to $181,000.

Occupancy and equipment expenses were $785,000 for the three months ended September 30, 2006 compared to $444,000 for the three months ended September 30, 2005. This increased cost was primarily due to rent expenses for two new branch locations, two other branch locations to be opened later in the year and in early 2007, and rent expense for a new operations center that was inaugurated in September 2006.

Other expenses increased $90,000 to $927,000 for the three months ended September 30, 2006 period as compared to $837,000 for three months ended September 30, 2005. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank including higher data processing costs, insurance, director’s fees, and telecommunication costs related to the implementation of a voice over IP network.

PROVISION FOR LOAN LOSSES

Management determined a provision totaling $226,000 was needed for the three months ended September 30, 2006, due to new loans originated during this period. This compares to $41,000 for the three months ended September 30, 2005. The increase reflects a faster pace of loan growth for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. A current tax provision is expected for the full 2006 fiscal year.

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

There were no changes in the internal control over financial reporting (“Internal Control”) during the quarter covered by this report (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

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

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The Plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. Sun American Bancorp and Michael Golden deny the allegations. Management cannot determine the outcome of the lawsuit at this time, or estimate the probability of loss, and therefore, no liability has been established.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The 2006 Annual Stockholders Meeting (the “Annual Meeting”) was held on July 25, 2006. At the Annual Meeting, the stockholders elected Messrs. Hugo Castro, Leonard Marinello and Michael Rosinus to serve as directors of the Company for a term of three years until the Company’s 2009 annual meeting of stockholders by the following votes:

	For	Withheld
Hugo Castro	11,683,927	64,364
Leonard Marinello	11,683,927	64,364
Michael Rosinus	11,737,427	10,864

Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Michael E. Golden, James F. Partridge, Nelson Famadas, Stephen L. Perrone, and Alberto Valle.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference, in this report;

10.1

Amendment to Employment Agreement dated as of September 20, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 7 to consolidated financial statements included in this Form 10-QSB)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

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

SUN AMERICAN BANCORP

November 13, 2006	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

November 13, 2006	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

No.

Description

10.1

Amendment to Employment Agreement dated as of September 20, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 7 to consolidated financial statements included in this Form 10-QSB)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002