Form 10-K
period 2006-12-31
Sun American Bancorp
filed 2007-03-29
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

SUN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

Delaware	0-22911	65-0325364
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

1200 North Federal Highway, Suite 111A

Boca Raton, Florida 33432

(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 826-0464

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.01 par value

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $72,438,860.

The number of shares outstanding of each of the registrant’s classes of common equity as of the latest practicable date: 23,236,043 shares of $0.01 par value common stock on March 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.           Business

4

Item 1A.        Risk Factors

15

Item 2.           Properties

21

Item 3.           Legal Proceedings

22

Item 4.           Submission of Matters to a Vote of Security Holders

22

PART II

Item 5.           Market for Registrant’s Common Equity and Related Shareholder Matters and

Issuer Purchases of Equity Securities

24

Item 6.           Selected Financial Data

26

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

27

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

52

Item 8.           Financial Statements and Supplementary Data

55

•

Sun American Bancorp

•

Beach Bank

•

Independent Community Bank

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

120

Item 9A (T).  Controls and Procedures

120

Item 9B.        Other Information

120

PART III

Item 10.         Directors and Executive Officers of the Registrant.

121

Item 11.         Executive Compensation

121

Item 12.         Security Ownership of Certain Beneficial Owners and Management and

Related Stockholders Matters

121

Item 13.         Certain Relationships and Related Transactions

121

Item 14.         Principal Accountant Fees and Services

121

PART IV

Item 15.         Exhibits and Financial Statement Schedules

122

Signatures

125

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by Sun American Bancorp (“the Company”) from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; and (xi) lack of dividends, dilution and anti-take over provisions in our articles and by laws. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

PART I

ITEM 1.

BUSINESS

Throughout this section, unless the context indicates otherwise, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp and its subsidiary, Sun American Bank.

General

History

We are a single bank holding company headquartered in Boca Raton, Florida and organized under the laws of the State of Delaware. The corporate office is located at 1200 N. Federal Highway, Suite 111-A in Boca Raton, Florida 33432. Our telephone number is (561) 826-0464. We are a reporting company and file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov). The information on this web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is, and is only intended to be, an inactive textual reference.

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

On December 29, 2006, the Company acquired in exchange for approximately 3.7 million shares (subject to adjustment as provided in the acquisition agreement) of the Company’s common stock substantially all of the assets and assumed substantially all of the liabilities, of Beach Bank, which operated two branches in Miami-Dade County, Florida. This transaction is referred to as the acquisition transaction in this document. At December 31, 2006, the Company operated ten branches in South Florida, including the two acquired from Beach Bank. Three new branches were opened in January 2006 bringing the total to 13 branches.

Recent Developments

On November 17, 2006, we, the bank and Independent Community Bank, a Florida chartered commercial bank, entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Independent Community Bank will merge with and into the bank (the “Merger Transaction”).

Independent Community Bank commenced operations in October 1998 and offers commercial and consumer loans to borrowers through its branch in Tequesta, Florida. Independent Community Bank also offers checking and savings accounts and certificates of deposit to its customers. Independent Community Bank’s market area is North Palm Beach County located in southeastern Florida. At December 31, 2006, Independent Community Bank had total assets of $136.5 million. Independent Community Bank is regulated by the FDIC and the Florida Department of Financial Services and its deposits are insured up to the applicable limits by the FDIC. There can be no assurances that the Merger Transaction will be completed as the respective obligations of each party to effect the Merger Transaction are subject to the satisfaction, at or prior to closing, of several conditions.

The Merger Agreement provides that each Independent Community Bank shareholder may elect to receive 6.4463 shares of our common stock, or a cash payment of $34.81, or a combination of our common stock and cash, for each share of Independent Community Bank common stock owned. Pursuant to the Merger Agreement, the merger consideration for 42% of the outstanding shares of Independent Community Bank common stock must be paid in cash, and there may be allocations of cash or stock made to Independent Community Bank shareholders to ensure that this requirement is satisfied. Based on a $5.40 per share price of our common stock, assuming the cash out of all outstanding options to purchase Independent Community Bank common stock (“Independent Options”), the value of the Merger Transaction is approximately $40.9 million. We expect to issue approximately 4.2 million shares of common stock in connection with the Merger Transaction and to convert 22,046 options to purchase shares of Independent Community Bank stock into options to purchase 142,115 shares of the Company’s common stock.

On March 9, 2007, we announced that our common stock listing application for the Nasdaq Global Market has been approved. On March 22, 2007, Sun American Bancorp began trading on the Nasdaq Global Market under the new symbol “SAMB”.

During the first quarter of 2007, we have reduced interest rates on select deposit products through normal operations in order to realign our rates with our business plan. This has resulted in a decrease of client deposit balances in the period of approximately 10%.

Sun American Bank

The Company owns 99.9% of the issued and outstanding common shares of the Bank. The Bank is chartered by the State of Florida and is engaged in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation and it is a member of the Federal Reserve System and the Federal Home Loan Bank. The Bank’s primary market areas are Miami-Dade, Broward, and Palm Beach County in Florida, at the following locations: 3400 Coral Way, Miami, Florida; 3475 Sheridan Street, Hollywood, Florida; 1200 N. Federal Highway, Boca Raton, Florida, 3501 West Boynton Beach Boulevard, Boynton Beach, Florida; 2500 NW 97th Avenue, Miami, Florida; 2770 S.W. 27th Avenue, Miami Florida; 2000 PGA Boulevard, Palm Beach Gardens, Florida; and 221 Miracle Mile, Coral Gables, Florida. On December 29, 2006, the Bank added two more locations at 555 Arthur Godfrey Road, Miami Beach, Florida 33140, and at 8099 South Dixie Highway, Miami, Fl 33143 as a result of the Beach Bank acquisition. On January 22, 2007, the Bank opened three additional branches located at 350 SE 2nd Street, Fort Lauderdale, Florida; 2160 West Atlantic Avenue, Delray Beach, Florida; and 11381 Prosperity Farms Road, Palm Beach Gardens, Florida. All locations are full-service branches with the exception of the location at 11381 Prosperity Farms Road which is a limited service branch.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings, money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. Deposit levels may, however, vary with local and national economic conditions and may also vary based upon the interest rate paid to clients.

Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. The Bank’s customers are predominantly small to medium sized businesses, individual investors and consumers. Commercial lending activities include originating secured and unsecured loans and lines of credit, and providing cash management services to a variety of businesses. The Bank also provides a merchant credit card program. The Bank’s consumer loan department makes direct auto, home equity, home improvement, and personal loans to individuals.

In 2006, the Bank entered into a joint venture with two individuals to create Sun American Financial LLC which provides residential mortgages to our clients. The Bank owns 51% of Sun American Financial LLC.

Wealth Management services are provided through Sun American Wealth Management, a new financial services division of Sun American Bank created in 2006. Sun American Wealth Management, in partnership with UVEST Financial Services, an NASD registered broker-dealer, provides bank customers with access to a wide variety of investment and insurance products and services.

Financial Highlights

The Company has experienced significant growth in recent years through select acquisitions and internal generation of new business. Management has focused on growing the loan portfolio by concentrating on origination of high-quality real estate loans, and by competitively pricing deposit products to maintain our interest rate spread. Management has also closely monitored operating expenses in an effort to enhance the financial results. Highlights are noted below:

•

Total assets have grown from $277.2 million at December 31, 2005 to $503.9 million at December 31, 2006, an increase of 82 percent.

•

Loans, net have grown from $210.7 million at December 31, 2005 to $350.7 million at December 31, 2006, an increase of 66 percent.

•

Total deposits have grown from $193.5 million at December 31, 2005 to $403.0 million at December 31, 2006, an increase of 108 percent.

•

Shareholders’ equity has grown from $59.6 million at December 31, 2005 to $84.5 million at December 31, 2006, an increase of 42 percent.

Growth Strategy

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations although none are currently contemplated other than the previously described Independent Community Bank acquisition. The Company intends to grow internally by opening new branches, adding to its loan portfolio and bringing in new deposits. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well” capitalized position. The Company intends to pursue this business strategy while managing asset quality.

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $12.0 million. The Bank’s legal lending limit for secured and unsecured loans was $15.4 million and $9.2 million, respectively, as of December 31, 2006. In addition, the Company shares participation in loans with other banks for loans generated that exceed its or the other bank’s legal lending limit. The Company plans to increase its contribution from consumer lending, focusing on provision of home equity and other loan products to individuals.

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

Maintain High Asset Quality. The Company seeks to maintain high asset quality through a program that includes sound underwriting, diversification of collateral and prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, the Company uses incentives to maintain high asset quality, by connecting a portion of its loan officers’ compensation to the quality of the loans they originate and evaluated by the post closing performance of the loan.

Market Area

The Company’s primary market areas for loan and deposit growth are Miami-Dade, Broward, and Palm Beach counties in southeast Florida where the Company now operates twelve full-service branches and one limited service banking office. This metropolitan area has a large and diverse population. Southeast Florida traditionally has strong tourism and taxable sales. The area experiences high tourism and housing demand both of which benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. The Company has also experienced a growing demand for commercial loans throughout the Company’s market areas.

The diverse South Florida region includes a large population of retirees. In addition, many of the Bank’s customers, due to their Hispanic backgrounds, speak Spanish. In Miami-Dade County, the Bank has six full service banking offices, two of which were acquired from Beach Bank. In Broward County, the Bank has two full service branches one located in the city of Fort Lauderdale and the other in the city of Hollywood. In Palm Beach County, the Bank has four full service branches located in the cities of Boca Raton, Delray Beach, Boynton Beach and Palm Beach Gardens. A limited service branch is located within the campus of a retirement community in the city of Palm Beach Gardens.

Competition

The Company faces substantial competition in all phases of operations from a variety of different competitors. Competition for deposits, loans, and other financial services come from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than the Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Bank competes by offering high levels of attention to its customers, providing personalized services that its larger competitors may not match. In instances where the Bank is unable to provide services a customer needs, it seeks to arrange for those services to be provided by other banks with which it has business relationships.

The Company maintains a strong community orientation by, among other things, supporting active participation of its employees in local business, charitable, civic, school and church activities.

Supervision and Regulation

We and Sun American Bank are highly regulated entities, which are governed by various federal, state and governmental authorities. As explained more fully below, federal and Florida banking laws and regulations govern all areas of our and Sun American Bank’s operations, including reserves, loans, capital, payment of dividends, establishment and closing of branches, the granting of credit under equal and fair conditions, and the disclosure of the cost and terms of such credit. As our primary federal regulator, the Board of Governors of the Federal Reserve System, referred to as the Federal Reserve Board in this report, has authority to initiate civil and administrative actions and take other measures against Sun American Bank and its institution-affiliated parties, which include its officers, directors, employees, 10%-or-greater shareholders and (under certain circumstances) its professionals, for any violation of law or any action that constitutes an unsafe or unsound banking practice. Such enforcement actions include the issuance of cease and desist orders, civil money penalties, and the removal of and prohibition against its institution-affiliated parties from actively participating in the conduct of its affairs.

Bank Holding Company Regulation and Supervision

We are a single-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, referred to as the BHC Act in this report. As such, we and Sun American Bank are subject to the supervision, examination, and reporting requirements of the BHC Act, and the regulations of the Federal Reserve Bank. We are required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may conduct examinations of us and Sun American Bank. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, we are required to serve as a source of financial and managerial strength to Sun American Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Bank’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the Federal Reserve Bank’s regulations or both.

The BHC Act, generally prohibits us from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve Bank to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Bank must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, all have been determined by the Federal Reserve Bank to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve Bank has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Change of Holding Company Control. With regard to bank holding companies, the BHC Act requires that every bank holding company obtain the prior approval of the Federal Reserve Bank before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Bank is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

The BHC Act further prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Bank has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Bank, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, any person or group of persons must obtain the approval of the Federal Reserve Bank under the BHC Act, before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999, referred to as the GLB Act in this report, significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating with one another. It also revised the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Bank.

Management does not believe that the GLB Act has or will have an immediate positive or negative material effect on operations. In addition, we have not elected to become a financial holding company for purposes of the GLB Act and, therefore, cannot engage in the expanded range of activities afforded to financial holding companies. However, the GLB Act may have the result of increasing the amount of competition that Sun American Bank faces from larger financial service companies, many of which have substantially more financial resources than Sun American Bank, which may now offer banking services in addition to insurance and brokerage services.

Bank Regulation and Supervision

As a Federal Reserve Bank member state bank, the principal federal regulator of Sun American Bank is the Federal Reserve Bank and, therefore, Sun American Bank is subject to the regulations and administrative practices of the Federal Reserve Bank. In addition, as a state bank chartered by the State of Florida, Sun American Bank is subject to the Florida Banking Code, which is administered by the Office of Financial Regulation as well as the rules and regulations of the Office of Financial Regulation. The deposit obligations of Sun American Bank are insured by the FDIC in the maximum individual amounts of $100,000 each. The Florida Department of Financial Services supervises and regulates all areas of Sun American Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meeting, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, Sun American Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the bank is subject to capital requirements imposed by the Federal Reserve Bank. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2006, Sun American Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

In 2005, we agreed with the federal and state regulators to remain well capitalized and improve our policies and procedures in administrative areas affecting internal audit, asset and liability management and compliance and agreed to periodically report to the regulatory authorities on our progress in these areas. These agreements ended in 2006.

Change of Bank Control. Florida and federal law restrict the amount of voting stock of a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, stockholders of financial institutions are less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank that would result in the change in control of that bank unless the Florida Department of Financial Services first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank: (i) if the person or group, directly or indirectly or acting by or through one or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank; or (ii) if the Florida Department of Financial Services determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Florida Department of Financial Services for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of Sun American Bank must be submitted to the Florida Department of Financial Services for prior approval.

Federal law imposes additional restrictions on acquisitions of stock in banks that are members of the Federal Reserve System. Under the federal Change in Bank Control Act of 1978, as amended, and the regulations thereunder, a person or group must give advance notice to the Federal Reserve Bank before acquiring control of any state member bank. Upon receipt of such notice, the Federal Reserve Bank either may approve or disapprove the acquisition. That statute creates a rebuttable presumption of control if a member or group acquires 10% or more of a bank’s voting stock and if one or more other “control factors” as set forth in that statute are present.

Interstate Banking and Branching

Florida banks are permitted by Florida statute to branch statewide. Such branch banking, however, is subject to prior approval by the Office of Financial Regulation, and agreement by the Federal Reserve Bank and the FDIC. Any approval by the Office of Financial Regulation, Federal Reserve Bank and the FDIC of branching by Sun American Bank would take into consideration several factors, including our level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Office of Financial Regulation, Federal Reserve Bank and the FDIC for purposes of determining whether approval should be granted to open a branch office.

Affiliate and Insider Restrictions

Sun American Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including us and our non-bank subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of Sun American Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of Sun American Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, we are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and we may not purchase the securities of any affiliate other than a subsidiary.

Sun American Bank’s authority to extend credit to insiders, such as executive officers, directors and 10% shareholders, as well as entities controlled by insiders, is also governed by federal law. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and must not involve more than the normal risk of repayment. An exception exists for loans made to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Sun American Bank may make to insiders based, in part, on its capital position and requires certain board approval procedures to be followed.

Investment Activities

Sun American Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit of other federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, Sun American Bank may also invest a portion of its assets in commercial paper and corporate debt securities. As a Federal Reserve Bank member bank, Sun American Bank is required to maintain an investment in Federal Reserve Bank stock. In addition, Sun American Bank is a member of the Federal Home Loan Bank of Atlanta and is required to maintain an investment in Federal Home Loan Bank stock. Sun American Bank is required under state and federal regulations to maintain a minimum amount of liquid assets.

A committee consisting of Sun American Bank officers and directors determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Our investment policies generally limit investments to U.S. Government and U.S. Government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, credit quality, yield, settlement date and maturity of the investment, Sun American Bank’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposit maturities and anticipated loan amortization and repayments). The effect that the proposed investment would have on Sun American Bank’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Lending Activities

Community Reinvestment Act; Fair Lending. Sun American Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities, referred to as the CRA in this report. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility.

At Sun American Bank’s most recent evaluation during 2003, the Federal Reserve Bank rated Sun American Bank “Satisfactory” in complying with its CRA obligations.

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

Federal and Florida law further provide loans-to-one borrower limits. A bank may extend credit to any person, including any related interest of that person, up to an amount of 15% of its capital for loans and lines of credit, which are unsecured. A bank may extend credit to any person, including any related interest of that person, up to an amount of 25% of its capital for loans and lines of credit, which are amply and entirely secured. When outstanding loans consist of both secured and unsecured portions, the secured and unsecured portions may not exceed 25% of the capital of the lending bank, and the unsecured portion may not exceed 15% of the capital of the lending bank.

Allowance for Loan Losses. Management believes it has established the existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that regulators, in reviewing Sun American Bank’s loan portfolio, will not request us to increase significantly the allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Deposit Activities and Other Sources of Funds

Deposit Insurance Assessments. Deposit accounts in Sun American Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor, and up to a maximum of $250,000 on certain retirement accounts, including traditional and Roth individual retirement accounts. The FDIC maintains a risk-based deposit insurance assessment system by which institutions are assigned to one of four categories based on their capitalization and other supervisory information. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates for member institutions are determined semi-annually by the FDIC.

The FDIC has the authority to increase deposit insurance assessments if it determines such increases are appropriate to maintain the reserves of the deposit insurance fund or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on fund members.

In addition to assessments for deposit insurance, all FDIC-insured institutions are required to pay assessments to the FDIC to fund payments on bonds issued in the late 1980’s by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

The Federal Deposit Insurance Reform Act of 2005, referred to as the Reform Act in this report, was enacted on February 8, 2006 as a part of the Deficit Reduction Act of 2005. Effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund. The Reform Act: (i) increases deposit insurance coverage for retirement accounts to $250,000; (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011); (iii) requires the FDIC to assess annual deposit insurance premiums on all banks and savings institutions; (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due; (v) imposes a cap on the level of the Deposit Insurance Fund and provides for dividends or rebates when the fund grows beyond specified levels; (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution’s historical basis to be determined by a formula that looks back to the institution’s assessment base in 1996 and adds premiums paid since that time); and (vii) authorizes revisions to the current risk-based system for assessing premiums, including setting the fixed designated reserve ratio requirement within a range between 1.15% and 1.5% of insured deposits.

The increase in insurance coverage for retirement accounts was effective as of April 1, 2006. The one-time insurance assessment credit to banks and savings institutions was effective as of November 17, 2006. As of

January 1, 2007, the fixed designated reserve ratio for the Deposit Insurance Fund will be set at 1.25%. In addition, as of January 1, 2007, the cap imposed on the Deposit Insurance Fund level and the payment of dividends when the fund grows beyond specified levels becomes effective. The FDIC is required to adopt final rules for the rest of the provisions no later than 270 days after enactment.

Based upon the FDIC’s final rule on the one-time assessment credit, all institutions in existence on December 31, 1996 (including successor institutions as defined in the new rule) who paid assessments prior to said time will be notified by the FDIC of the amount of such institution’s one-time credit based on the institution’s 1996 assessment base. The credit may be used to offset deposit insurance assessments commencing in 2007 and 90% of such assessments in years 2008, 2009 and 2010 to the extent the institution has sufficient credits available. The institution may request a review of the FDIC’s determined credit if the institution disagrees with the calculation, its eligibility or its assessment base.

As a result of the FDIC’s final rule in connection with the Deposit Insurance Fund cap and the dividend and rebate determination, the FDIC will determine annually whether the reserve ratio at the end of the prior year equals or exceeds 1.35% of estimated insured deposits or exceeds 1.5%, thereby triggering a dividend requirement. The FDIC will pay eligible institutions a dividend of 50% of the amount in the Deposit Insurance Fund when the reserve ratio is above 1.35%. When the reserve ratio exceeds 1.5%, the FDIC is generally required to pay eligible institutions a dividend of 100% of the amount in the Deposit Insurance Fund. While the assessment method has not been fully determined yet, Sun American Bank will face deposit insurance premium expenses.

Deposit Accounts. Most of Sun American Bank’s depositors are residents of the State of Florida. Deposits are attracted from within Sun American Bank’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular checking accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Sun American Bank considers current market interest rates, profitability to the bank, matching deposit and loan products and its customer preferences and concerns. Sun American Bank reviews its deposit mix and pricing weekly.

Borrowings. Sun American Bank has the ability to borrow from correspondent banks to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. We have established a correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. At December 31, 2006, Sun American Bank maintained an unsecured line of credit of $5.0 million and we maintained a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2006.

Equity and Capital Resources. Sun American Bank is subject to various regulatory capital requirements administered by federal and state banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of Sun American Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies.

Sun American Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table later in this report of Total and Tier-1 capital, as defined by federal banking regulations, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2006, we have met the capital adequacy requirements as defined by these definitions, and were well capitalized.

Dividends. There are various limitations under law on the ability of Sun American Bank to pay dividends. The Federal Reserve Bank and the Florida Department of Financial Services also have the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department of Financial Services, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law or any written statement with the Florida Department of Financial Services or a federal regulatory agency.

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

On September 26, 2002, the United States Department of the Treasury adopted final rules pursuant to Sections 314(a) and (b) of the USA PATRIOT Act designed to increase the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in an information request submitted by the Financial Crimes Enforcement Network;

•

notify the Financial Crimes Enforcement Network if an account or transaction is identified;

•

designate a contact person to receive information requests;

•

limit use of information provided by the Financial Crimes Enforcement Network to: (i) reporting to the Financial Crimes Enforcement Network; (ii) determining whether to establish or maintain an account or engage in a transaction; and (iii) assisting the financial institution in complying with the Bank Secrecy Act; and

•

maintain adequate procedures to protect the security and confidentiality of Financial Crimes Enforcement Network requests.

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

•

must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept service of legal process; and

•

must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

At December 31, 2006, Sun American Bank did not maintain any correspondent accounts for non-U.S. banking institutions.

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

The foregoing requirements were included in Sun American Bank’s anti-money laundering program as of ecember 31, 2006 as required by the USA PATRIOT Act.

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

Effect of Governmental Monetary Policies. Our earnings will be affected by the monetary and fiscal policies of the United States government and its agencies, as well as general domestic economic conditions. The Federal Reserve Board’s power to implement national monetary policy has had, and is likely to continue to have, an important impact on the operating results of commercial banks. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Employees

At December 31, 2006, there were 122 full time employees of the Company. The employees are provided with group life, health, major medical, dental and vision insurance, and long term disability. None of our or Sun American Bank’s employees is represented by any collective bargaining units. We consider our employee relations to be good.

ITEM 1A.

RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

You should consider the following risk factors as well as the other information contained in this report, including, but not limited to, the financial statements and the related notes.

Risks Related to Our Business

Loan losses would have a material adverse effect on our financial condition and operating results and could cause our insolvency, which would negatively impact the value of our common stock.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the value of the collateral securing the payment of their loans, if any, may not be sufficient to assure repayment.

Our loan portfolio includes: (i) commercial and residential mortgage loans principally secured by real estate; (ii) other commercial loans; and (iii) consumer and home equity loans. Our credit risk with respect to our consumer and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market area and the value of the collateral held as security for the repayment of the loan. Our credit risk with respect to our residential and commercial real estate mortgage portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. Loan losses could have a material adverse effect on our financial condition and operating results and could cause our insolvency, which may negatively impact the value of our common stock.

A decline in the value of the collateral securing our loans could result in an increase in losses on foreclosure, which could adversely affect our financial condition and negatively impact the value of our common stock.

Declining real estate values increase the loan-to-value ratios of loans we previously made, which, in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, which could adversely affect our financial condition and negatively impact the value of our common stock. In addition, any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which could also adversely affect our operating results and negatively impact the value of our common stock.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our financial condition and operating results and may negatively impact the value of our common stock.

From time to time, we have to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing loans. We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, our management evaluates our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors, including, but not limited to, the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have an adverse effect on our financial condition and operating results, which may negatively impact the value of our common stock.

Our level of growth in recent years may not continue if our growth strategy is not successful.

In recent years, we have experienced significant growth through acquisitions and internal generation of new business. We intend to continue to expand our business through internal growth by opening new branches, adding to our loan portfolio and bringing in new deposits as well as through the acquisition of the assets and assumption of deposits of other banks as opportunities are identified. However, our ability to sustain continued growth depends upon several factors outside of our control, including economic conditions generally and in Florida in particular, as well as interest rate trends. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through acquisitions.

Acquisitions that we may engage in involve risks, which could negatively affect our operations and reduce the value of our common stock.

As part of our growth strategy, we completed, and may engage in the future in, bank or other acquisitions. Generally, acquisitions involve numerous risks, including, but not limited to:

•

difficulties in assimilating operations of the acquired institution and implementing uniform standards, controls, procedures and policies;

•

exposure to asset quality problems of the acquired institution;

•

maintaining adequate regulatory capital;

•

diversion of management’s attention from other business concerns;

•

risks and expenses of entering new geographic markets;

•

potential significant loss of depositors or loan customers from the acquired institution;

•

loss of key employees of the acquired institution; and

•

exposure to undisclosed or unknown liabilities of an acquired institution.

Any of these acquisition risks could result in unexpected losses or expenses and thereby reduce the expected benefits of the acquisition. Moreover, our failure to successfully integrate future acquisitions and manage our growth could adversely affect our business, results of operations, financial condition and future prospects.

We may be unable to successfully integrate Beach Bank’s operations and the operations of Independent Community Bank and achieve the projected cash savings and other benefits anticipated.

The acquisition transaction and the proposed merger transaction with Independent Community Bank involve the integration of Beach Bank and Independent Community Bank. The difficulties of integrating the operations of Beach Bank and Independent Community Bank with Sun American Bank, at essentially the same time include, but are not limited to:

•

integrating personnel with diverse business backgrounds;

•

combining different corporate cultures; and

•

retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of us, our subsidiary bank, Beach Bank and Independent Community Bank, the loss of key personnel, disruption of each bank’s business or inconsistencies in standard, controls and policies that could adversely affect our operations or our ability to achieve some of the cost savings or other benefits of these transactions. The integration of Beach Bank and Independent Community Bank with Sun American Bank will require the experience and expertise of certain key employees of Sun American Bank and such other banks who are expected to be retained by us. We cannot be sure, however, that we will be successful in retaining these employees for the time period necessary to successfully integrate Beach Bank and Independent Community Bank operations. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisitions, along with the integration of Beach Bank and Independent Community Bank, could have an adverse effect on our business and results of operation.

We have experienced operating losses in the past, and continued losses may negatively impact our financial position and the value of our common stock.

We incurred net losses of $228,035 and $442,655 for the fiscal years ended December 31, 2004 and 2003, respectively. Although for the fiscal years ended December 31, 2006 and December 31, 2005, we had net income of $3.2 million and $2.9 million, respectively, there can be no assurance that we will continue to be profitable in the future. For the fiscal year ended December 31, 2004, our loss reflected the discontinuance of a loan product known as “Business Manager” for which we wrote off approximately $582,000, as well as integration costs associated with the purchase of Gulf Bank of approximately $222,000. For the fiscal year ended December 31, 2003, our loss reflected loan write-offs of approximately $1.1 million. If we experience losses, our financial position could be negatively impacted and the value of our common stock may decline.

The geographic concentration of our operations in Florida makes our business highly susceptible to local economic conditions, and an economic downturn or recession or adverse weather conditions in Florida may adversely affect our ability to operate profitably, which could reduce the value of our common stock.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Miami-Dade, Broward and Palm Beach Counties in Florida. As a result of this geographic concentration in the Florida market, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

•

an increase in loan delinquencies;

•

an increase in problem assets and foreclosures;

•

a decrease in the demand for our products and services; and

•

a decrease in the value of collateral for loans, especially real estate, and reduction in the customers’ borrowing power.

In addition, because a large portion of our loan portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in deposits and loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state.

Environmental laws and regulations and other environmental considerations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans, which could adversely affect our financial condition and negatively impact the value of our common stock. If we foreclosed upon a property that had environmental liabilities, we could face significant liability.

Our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws that pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs relating to the contaminated property. While we would not knowingly make a loan collateralized by real property that was contaminated, we may not discover the environmental contamination until after we made the loan or after we foreclosed on a loan. If we foreclosed upon a property that had environmental liabilities, we could face significant liability.

In addition to federal or state laws, owners or former owners of a contaminated site may be subject to common law claims, including tort claims, by third parties based on damages and costs resulting from environmental contamination migrating from the property. Other environmental considerations, such as pervasive mold infestation of real estate securing our loans, may also restrict our ability to foreclose on delinquent loans. To the extent that we sustain losses due to the environmental issues that may arise in connection with our loans, such losses could adversely affect our financial condition and impact the value of our common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business and the value of our common stock.

Beginning in the second quarter of fiscal 2005, we began a process to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. In this regard, management has hired an external consultant, been dedicating internal resources and adopted a detailed work plan to: (i) assess and document the adequacy of our internal control over financial reporting; (ii) take steps to improve control processes, where appropriate; (iii) verify through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting.

On a number of occasions, we did not timely furnish a Current Report on Form 8-K to report events required to be reported on such form. We note that failures to timely furnish these forms were due to human performance error, not a process deficiency.

If we fail to correct any issues in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations and the value of our common stock.

Government regulation may have an adverse effect on our profitability and growth, which may decrease the value of our common stock.

We are subject to extensive federal and state government supervision and regulation. Our ability to continue to grow profitably could be adversely affected by federal and state banking laws and regulations that limit the manner in which we accept deposits, make loans, purchase securities, pay dividends and engage in banking and other businesses. These laws and regulations are subject to change and such changes may adversely impact our business and profitability due to the costs related to compliance with these requirements or changes that may be required to our operations. These laws and regulations are intended primarily to protect depositors, not stockholders. In 2005, we entered into agreements with federal and state regulators to remain well capitalized and improve our policies and procedures in administrative areas affecting internal audit, asset and liability management and compliance and agreed to periodically report to the regulatory authorities on our progress in these areas. These agreements ended in 2006. In addition, the burden imposed by federal and state laws and regulations may place us at a competitive disadvantage compared to financial institutions that are less regulated and may have an adverse affect on our profitability, which may decrease the value of our common stock. Future legislation or government policy may also adversely affect our operations.

Competition from other financial institutions could adversely affect our profitability and growth, which may reduce the value of our common stock.

As a small commercial bank we face substantial competition in all phases of our operations from a variety of different competitors, including many large financial institutions. Competition for deposits, loans, and other financial services comes from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than Sun American Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust, investment and full service international banking, that Sun American Bank does not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Competition from various financial institutions could hinder our growth strategy and ability to attain profitable operations, which may reduce the value of our common stock.

From time to time we are subject to litigation, the impact of which on our financial position is uncertain. The inherent uncertainty related to litigation makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result of these matters.

We and Sun American Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending proceeding against us or Sun American Bank, which, if determined adversely, would have a material effect on our business or financial position.

On June 2, 2006, we, Michael Golden, and Franklin Financial Group, LLC were named as defendants in a civil suit filed by Sam Caliendo and G. Carlton Marlowe, both former members of our board of directors, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Mr. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. No specific damage amount was alleged in the complaint. We and Mr. Golden have moved to dismiss the complaint and deny the allegations.

We believe that we have several defenses to the claims raised by this lawsuit and intend to vigorously defend the lawsuit. Due to the inherent uncertainties in litigation and because the ultimate resolution of this proceeding is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of this litigation or its impact on our financial condition or results of operations. However, to the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of this lawsuit, such activities would result in the diversion of our management resources from our business operations and the implementation of our growth strategy, which may negatively impact our results of operations.

Risks Related to an Investment in Our Securities

There is not presently an active market for shares of our common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

Although our common stock is listed on the American Stock Exchange, the trading in our common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for our common stock does not develop, you may be unable to resell your shares of common stock at or above the merger consideration price per share or at any price.

Issuance of shares of our common stock upon the exercise or conversion of derivative securities may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock.

As of March 8, 2007, 23,236,043 shares of our common stock were issued and outstanding. We have reserved approximately an additional 13,254,548 shares of common stock for issuance in connection with previously issued securities that are exercisable or convertible into common stock, which represents 57% of our outstanding common stock. We also have reserved 5,915,233 shares of common stock in connection with our benefit plans and 200,000 shares of common stock in connection with our warrant plan. Should existing holders of warrants or other securities exercisable or convertible into shares of our common stock exercise or convert such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants.

Due to the issuance of up to 4.2 million shares of our common stock and conversion of options to purchase 22,046 shares of Independent Community Bank common stock, into 142,115 options to purchase shares of our common stock at the effective time of the proposed merger of Independent Community Bank with and into Sun American Bank, the outstanding shares of our common stock would be subject to further dilution. As of March 8, 2007, we had approximately 7,394,176 shares of our common stock available for future issuances, which issuances would cause further dilution.

A substantial number of our outstanding shares of common stock or shares issuable upon the exercise of options and warrants are eligible for future sale and the sale of our shares of common stock into the market may depress our stock price.

Our stock price may be depressed by future sales of our shares of common stock or the perception that future sales may occur. As of March 8, 2007, 23,236,043 shares of our common stock were issued and outstanding, of which 14,593,571 shares have previously been registered with the SEC. As of  March 8, 2007, 15,563,706 shares issuable upon the exercise of options or warrants have been registered for resale with the SEC, including 5,826,660 shares underlying options issued under our Amended and Restated Directors Stock Option Plan, our Amended and Restated Incentive Stock Option Plan and our Amended and Restated 2005 Stock Option and Stock Incentive Plan, 4,862,100 shares underlying Series D common stock purchase warrants, 4,084,358 shares underlying Series F common stock purchase warrants, 50,000 shares underlying Series G common stock purchase warrants and 740,588 shares underlying common stock purchase warrants issued to placement agents in connection with certain private placements that occurred between August 2005 and February 2006. We are unable to estimate the amount, timing or nature of future sales of common stock. Sales of substantial amounts of common stock in the public market, or the perception that these sales may occur, may lower the common stock’s market price.

Due to the issuance of up to 4.2 million shares of our common stock and conversion of options to purchase 22,046 shares of Independent Community Bank common stock, into 142,115 options to purchase shares of our common stock at the effective time of the proposed merger of Independent Community Bank with and into Sun American Bank, an increased number of shares of our common stock will be eligible for future sale, which also may depress our stock price.

We may issue shares of preferred stock that could be entitled to dividends, liquidation preferences and other special rights and preferences not shared by holders of our common stock.

We are authorized to issue up to 5,000,000 shares of “blank check” preferred stock. We may issue shares of preferred stock in one or more series as our board of directors may from time to time determine without stockholder approval. The voting powers, preferences and other special rights and the qualifications, limitations or restrictions of each such series of preferred stock may differ from each other. The issuance of any such series of preferred stock could materially adversely affect the rights of holders of our common stock and could reduce the value of our common stock.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

Anti-takeover provisions in the General Corporation Law of the State of Delaware and our Amended and Restated Certificate of Incorporation and By-Laws, including the right to issue “blank check” preferred stock, as well as approvals required under banking laws and regulations, could hinder or delay a change in control of our company, including transactions in which holders of common stock might otherwise receive a premium over the market price of their shares at the time of the transaction.

We do not pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

We are subject to legal limitations under federal and state laws affecting the frequency and amount of dividends that may be paid to our stockholders. Banking regulators may restrict the ability of any bank holding company subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. As a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if we become insolvent or the payment of dividends will render us insolvent. We do not pay, and we do not anticipate paying, any cash dividends on the common stock in the foreseeable future.

ITEM 2.

PROPERTIES

The Bank owns two parcels of real property, one which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. The other property is a parcel land located in Delray Beach, Florida, which is expected to be used for a future branch site. Both of these properties are free of encumbrances. All of the Bank’s branches are full service branches with the exception of the location at 11381 Prosperity Farms Road in Palm Beach Gardens, which is a limited service branch.

The following sets forth certain information regarding the Bank’s branch facilities. Management believes that each of our current facilities is adequate and well suited to our current operations.

Name and County	Address	Square Feet	Year Opened or Acquired	Occupancy Status
Coral Way Branch Miami-Dade County (1)	3400 Coral Way	11,464	2004	Leased
Coral Gables Branch Miami-Dade County	221 Miracle Mile	4,000	2006	Leased
Grovegate Branch Miami- Dade County	2770 SW 27th Avenue	5,435	2001	Owned
Doral Branch Miami-Dade County	2500 NW 97th Avenue	2,986	2004	Leased
Dadeland Branch Miami-Dade County (2)	8099 South Dixie Highway	2,500	2006	Leased
Miami Beach Branch Miami-Dade County (2)	555 Arthur Godfrey Road	4,900	2006	Leased
Hollywood Branch Broward County	3475 Sheridan Street	4,800	1992	Leased
Ft Lauderdale Branch Broward County (3)	350 SE 2nd Street	3,500	2007	Leased
West Delray Branch Palm Beach County (3)	2160 West Atlantic Avenue	3,816	2007	Leased
Boca Raton Branch Palm Beach County	1200 North Federal Hwy	5,388	2002	Leased
Boynton Beach Branch Palm Beach County	3501 W Boynton Beach Blvd	1,600	2005	Leased
PGA Branch Palm Beach County	2000 PGA Blvd Suite E5506	3,648	2006	Leased
Prosperity Oaks Branch Palm Beach County (3)(4)	11381 Prosperity Farms Road	200	2007	Leased
East Delray Branch Palm Beach County (5)	530 SE 6th Avenue	1,960	2007	Owned
West Boca Branch Palm Beach County (5)	9293 Glades Road	5,000	2007	Leased
Stuart Branch Martin County (6)	2171 SE Federal Hwy	4,000	2007	Leased
Other Facilities
Operations Center Miami-Dade County	7300 NW 19th Street Suite 102	14,973	2006	Leased

———————

(1)

Branch operations are located on the first floor. The second and seventh floors are available for lease to other parties.

(2)

Acquired from Beach Bank.

(3)

Branch under construction at December 31, 2006. Opened January 2007.

(4)

Limited service branch.

(5)

Branch under construction at December 31, 2006. Expected to open during second quarter of 2007.

(6)

Branch under construction at December 31, 2006. Expected to open during fourth quarter of 2007.

ITEM 3.

LEGAL PROCEEDINGS

We and Sun American Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending proceeding against us or Sun American Bank, which, if determined adversely, would have a material effect on our business or financial position.

On May 12, 2004, Fausto Marquez commenced an action against Sun American Bank, Case No. 03-21466 20, Miami-Dade County Circuit Court. Mr. Marquez alleged that Sun American Bank had interfered with his efforts to purchase Gulf Bank. The trial court has dismissed the claims, with prejudice. On November 29, 2006, the appellate court affirmed the decision of the trial court which had dismissed the complaint. As of January 15, 2007, no appeal has been filed. This matter has concluded in favor of Sun American Bank and no further appeals have been taken and any further appeals are time barred.

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Mr. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. No specific damage amount was alleged in the complaint. Sun American Bancorp and Mr. Golden have moved to dismiss the complaint and deny the allegations. Management cannot determine the outcome of the lawsuit at this time, or estimate the probability of loss, and therefore, no liability has been established.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders (the “Special Meeting”) was held on December 27, 2006 at our operations center located at 7300 NW 19th Street, Miami, Florida. At the Special Meeting, the stockholders approved the following proposals by the following votes:

The stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 50,000,000.

For	Against	Abstain	Broker Non-Votes
10,335,306	67,043	11,375	3,850,114

The stockholders approved the issuance and sale of up to 4,500,000 shares of common stock in connection with our acquisition of substantially all the assets, and assumption of substantially all the liabilities, of Beach Bank.

For	Against	Abstain	Broker Non-Votes
10,278,987	126,802	7,935	3,850,114

The stockholders approved the issuance and sale of up to 4,600,000 shares of common stock in connection with the merger of Independent Community Bank with and into Sun American Bank and assumption of Independent options to purchase up to approximately 866,000 shares of common stock.

For	Against	Abstain	Broker Non-Votes
10,275,331	134,898	3,494	3,850,114

The stockholders approved an amendment and restatement of our 2005 Stock Option and Stock Incentive Plan to among other things, increase the number of shares reserved for issuance under the plan from 2,000,000 to 4,000,000.

For	Against	Abstain	Broker Non-Votes
9,935,354	289,072	189,298	3,850,114

The stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation to effect a 1 share for 2.5 shares reverse stock split to occur after the closing of the acquisition transaction and prior to December 31, 2007.

For	Against	Abstain	Broker Non-Votes
12,466,756	92,806	42,053	1,662,223

The stockholders approved a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the foregoing proposals.

For	Against	Abstain	Broker Non-Votes
12,418,129	128,661	54,825	1,662,223

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was traded on the American Stock Exchange under the symbol SBK prior to March 22, 2007. The Company’s common stock closed trading on December 29, 2006 at a price of $5.22 per share. Effective March 22, 2007, the Company’s common stock commenced trading on the Nasdaq stock market under the symbol “SAMB”.

The following table shows the Company’s quarterly high and low sales prices for the fiscal years ended December 31, 2006 and December 31, 2005.

	2006		2005
	High $	Low $	High $	Low $
First quarter	$5.65	$4.30	$4.25	$3.82
Second quarter	5.55	4.90	4.25	3.50
Third quarter	5.60	5.00	5.13	3.90
Fourth quarter	5.76	5.00	5.05	3.98

Sun American Bancorp is subject to legal limitations under federal and state laws affecting the frequency and amount of dividends that may be paid to its stockholders. Banking regulators may restrict the ability of any bank holding company subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. As a Delaware corporation, Sun American Bancorp may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the surplus that represents the excess of its net assets over paid-in-capital or, if there is no surplus, its net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on Sun American Bancorp common stock if it becomes insolvent or the payment of dividends will render it insolvent. Sun American Bancorp has never paid, and does not in the foreseeable future anticipate paying, cash dividends on its common stock.

As of March 8, 2007, 23,236,043 shares were issued and outstanding and were held by approximately 649 shareholders of record.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights Column (a)	Weighted–average exercise price of outstanding options, warrants and rights Column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) Column (c)
Equity compensation plans approved by security holders (1)	2,997,780	$4.00	2,883,280
Equity compensation plans not approved by security holders (2)	88,573	$2.19	—
Total	3,086,353	$3.95	2,883,280

The Company has three equity compensation plans: (i) the Amended and Restated Directors Stock Option Plan; (ii) the Amended and Restated Incentive Stock Option Plan; and (iii) the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

As of December 31, 2006, the Company’s stockholders approved a maximum of 1,000,000 shares of common stock to be issued under the Amended and Restated Directors Stock Option Plan and there were options to purchase 777,700 shares of common stock outstanding.

As of December 31, 2006, the Company’s stockholders approved a maximum of 1,000,000 shares of common stock to be issued under the Amended and Restated Incentive Stock Option Plan and there were options to purchase 941,480 shares of common stock outstanding.

As of December 31, 2006, the Company’s stockholders approved a maximum of 4,000,000 shares of common stock to be issued under the Amended and Restated 2005 Stock Option and Stock Incentive Plan and there were options to purchase 1,278,100 shares of common stock outstanding.

Stock Price Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2001 through December 31, 2006, with the hypothetical cumulative total return on AMEX Composite Index, and the AMEX Banks & Financial Services Index for the comparable period, including reinvestment of dividends.

	December 31,
	2001	2002	2003	2004	2005	2006
Sun American Bancorp	$100.00	$138.30	$170.21	$171.49	$187.23	$222.13
AMEX Composite Index	$100.00	$97.26	$138.45	$169.22	$207.53	$242.62
AMEX Banks and Financial Services Index	$100.00	$108.83	$140.02	$159.24	$154.89	$174.12

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for the Company at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and Notes thereto.

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash and cash equivalents	$56,415	$27,581	$6,214	$3,190	$12,052
Investments	57,418	26,369	22,574	19,572	13,612
Loans, net	350,743	210,665	153,730	66,197	60,036
Total assets	503,883	277,151	191,467	94,100	90,210
Total deposits	402,978	193,465	158,158	80,133	80,086
Total shareholders’ equity	84,514	59,625	20,746	9,847	8,030
Book value per common share	3.65	3.22	2.44	1.73	1.56
Selected Income Statement Data
Net interest income	$15,202	$11,303	$6,519	$3,735	$3,011
Provision for loan losses	338	475	1,397	978	233
Noninterest income	859	1,075	969	654	630
Noninterest expense	13,779	8,982	6,319	3,854	3,917
Income tax benefit (expense)	1,236	—	—	—	—
Minority Interest	(1)	(2)	—	—	1
Net income (loss)	$3,179	$2,919	$(228)	(443)	(508)
Basic earnings (loss) per share	$0.17	$0.24	$(0.05)	$(0.08)	$(0.11)
Diluted earnings (loss) per share	0.14	0.21	(0.05)	(0.08)	(0.11)
Selected Financial Ratios:
Return on average assets	0.97%	1.24%	(0.14)%	(0.47)%	(0.68)%
Return on average equity	5.12%	8.50%	(1.33)%	(4.65)%	(6.54)%
Ratio of average equity to average assets	18.92%	14.62%	10.68%	10.16%	10.42%

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Throughout this section, unless the context indicates otherwise, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp and its subsidiary Sun American Bank. Throughout this section, unless the context indicates otherwise, when we use the term the “Company,” we are referring to Sun American Bancorp. Throughout this section, unless the context indicates otherwise, when we use the term the “Bank,” we are referring to Sun American Bank.

Our primary market and service area is Broward, Miami-Dade and Palm Beach counties where we operated twelve full service banking offices and one specialty branch office as of January 22, 2007. We have grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004 and Beach Bank in 2006. Since these transactions, we have pursued a growth strategy, increasing our level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to grow client deposits while maintaining an interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit us to realize growth plans.

During the year ended December 31, 2006, our capital base was increased by approximately $21.9 million. The capital base increased by $18.2 million due to the issuance of 3.7 million shares of our common stock upon the closing of the Beach Bank transaction. The capital base increased a further $3.1 million through the exercise of our warrants and employee stock options. During 2005 and the first quarter of 2006, we completed several private offerings to investors which added $35.5 million and $125,000, respectively, of net new capital. The first private placement in March of 2005 involved the sale of 1,586,000 units at an offering price of $4.00 per unit, each of which consisted of one share of common stock and one Class E Warrant. Each Class E Warrant has a five year term and provides the holder with the right to purchase one share of common stock for $4.25. We received net proceeds of $5.7 million from this offering. The other private placements involved the sale of 8,266,000 units at an offering price of $4.00 per unit, each of which consisted of one share of common stock and one Class F Warrant. Each Class F Warrant has a five year term and provides the holder with the right to purchase 0.5 share of common stock for $4.00 per share. We received net proceeds of $29.9 million from this offering. We are committed to raising additional capital as required to meet business growth requirements and maintain Sun American Bank’s status as a well capitalized financial institution. Sun American Bank’s capital exceeded statutory guidelines at December 31, 2006. There were no dividends declared in the fiscal years ended December 31, 2006 and 2005.

We intend to continue to expand our business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks if and when opportunities are identified. We will also seek to acquire other community banks in South Florida subject to favorable pricing considerations although none are currently contemplated other than the proposed Independent Community Bank acquisition. We intend to grow internally by opening new branches, adding to our loan portfolio and bringing in new deposits. We also intend to grow our capital base on a continuing basis as it is part of our business strategy of maintaining a “well” capitalized position. We intend to pursue this business strategy while managing asset quality.

As of December 31, 2006, we had total assets of $503.9 million, net loans of $350.7 million, deposits of $403.0 million and stockholders’ equity of $84.5 million. Average total assets increased by $93.7 million during the fiscal year ended December 31, 2006 due to management’s efforts to grow Sun American Bank. Capital growth corresponded with the overall growth of Sun American Bank. The average equity to average assets ratio increased to 18.92% during the fiscal year ended December 31, 2006 from 14.62% during the fiscal year ended December 31, 2005.

During the first quarter of 2007, we have reduced interest rates on select deposit products through normal operations in order to realign our rates with our business plan. This has resulted in a decrease of client deposit balances in the period of approximately 10%.

Our results of operations are primarily dependent upon the results of operations of Sun American Bank. Sun American Bank conducts a commercial banking business, which generally consists of attracting deposits from the general public, supplemented by Federal Home Loan Bank advances and capital infusions from us, and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of Sun American

Bank’s portfolio (approximately 10% to 25%) is generally held in cash and invested in government guaranteed or sponsored investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset operating expenses. Any excess thereof is pre-tax profit earned by Sun American Bank. The careful balance sought between the interest rate earned, frequency of rate changes, and interest rate paid to Sun American Bank’s deposit base, determines the nature and extent to which it may be profitable. For example, if the income generated by net interest income plus non-interest income is in excess of operating expenses and loan loss reserves, Sun American Bank should be operating profitably. Non-interest income consists primarily of service charges and fees on deposit accounts. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

One of the strategies to maintain current profits of Sun American Bank is to control operating expenses. Management’s goal is to control the growth of operating expenses at a slower rate than the rate at which we grow our revenues. To accomplish this goal, management continues to analyze our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. In 2006 we incurred higher expenses than in prior years due to an intended expansion of our branch network and due to other investments in our business infrastructure. We have continuously improved our profitability since 2001. Net income was $3.2 million for the fiscal year ended December 31, 2006, as compared to net income of $2.9 million for the fiscal year ended December 31, 2005 and as compared to a net loss of $228,000 for the fiscal year ended December 31, 2004. Earnings in the fiscal year ended December 31, 2006 were driven by a 35% increase in average net loans resulting in higher net interest income and loan fees, coupled with an improved historic performance of the loan portfolio, which resulted in lower provision for loan losses. In addition in the fiscal year ended December 31, 2006, we recognized a $1.2 million income tax benefit as a result of a reduction in the valuation allowance against deferred tax assets. This improvement in revenues and provision for loan losses was partially offset by increases in non-interest expenses.

On November 1, 2006, the Company announced that it had established Sun American Financial, LLC, a new residential mortgage company formed as a subsidiary of Sun American Bank. Sun American Financial, LLC, will provide residential mortgage services to Sun American Bank’s customers. In addition, the Company announced the creation of Sun American Wealth Management, a new financial services division of Sun American Bank. Sun American Wealth Management, in partnership with UVEST Financial Services, an NASD registered broker-dealer, will provide bank customers with access to a wide variety of investment and insurance products and services.

On November 17, 2006, the Company signed a definitive agreement to acquire Independent Community Bank which is located in Palm Beach County in the city of Tequesta, Florida and operates a single branch. At December 31, 2006, Independent Community Bank had total assets of $136.5 million. The proposed transaction will result in an expanded presence for the Company in Palm Beach County, serving business and retail financial needs with local decision-making and serving a greater base of individuals and businesses overall. The transaction is expected to close by the end of the first quarter of 2007.

Beach Bank Acquisition

On December 29, 2006, the Company acquired in exchange for approximately 3.7 million shares (subject to adjustment as described in the Agreement) of the Company’s common stock substantially all of the assets and assumed substantially all of the liabilities, of Beach Bank, which operated two branches in Miami-Dade County, Florida. The exact number of shares of Sun American Bancorp common stock issued in the Acquisition Transaction will be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet. Such final balance sheet of Beach Bank was submitted to Sun American Bancorp on February 26, 2007 and was subject to review by Sun American Bancorp. Sun American Bancorp requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by Sun American Bancorp require the consent of the shareholder representative of Beach Bank, which was not provided. Since a dispute exists with respect to such final balance sheet between Sun American Bancorp and the Beach Bank shareholder representative, the resolution will be determined pursuant to a dispute resolution mechanism set forth in the Agreement and the appropriate adjustments made to the consideration provided in the acquisition transaction. If the adjustments to the acquisition transaction consideration based on the changes requested by Sun American Bancorp are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will result in a reduction in the common stock issued. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet. For more information see Note 19 to Consolidated Financial Statements.

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2006, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

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

Earning Assets

A primary strategy of the Company continues to be to increase the level of earning assets as they relate to operating expenses in order to improve profitability. The Company is pursuing a growth strategy by increasing the level of earning assets, primarily through increases in loan origination in the communities the Company serves and by increasing the level of capital in support of this growth. Interest-earning assets, which consist of loans, investments, Federal Funds Sold, Federal Home Loan Bank Stock, and Federal Reserve Bank Stock, totaled

$459.7 million at December 31, 2006, a $198.7 million, or 76%, increase from $261.0 million at December 31, 2005. $108.0 million or 41% of this increase resulted from the acquisition of assets from Beach Bank. Earning assets of $261.0 million at December 31, 2005, represented an $84.7 million, or 48%, increase from $176.3 million at December 31, 2004.

Lending Activities

The Company’s principal lending areas have been defined as all census tracts within the tri-county area of Palm Beach, Broward and Miami-Dade Counties, Florida. The Bank’s customers are predominantly small to medium-sized businesses and individual consumers. Collateralized loans, the most common of which follow, are extended on similar terms to all of the Bank’s customers and have an inherent degree of risk:

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

As a significant part of the Company’s growth strategy, it is increasing its efforts to develop new business relationships and is increasing its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $12 million. The Bank’s legal lending limit for secured and unsecured loans was $15.4 million and $9.2 million as of December 31, 2006. The Bank’s legal lending limit for secured and unsecured loans was $13.1 million and $7.8 million as of December 31, 2005 and $4.1 million and $2.5 million as of December 31, 2004, respectively. During 2006 and 2005, the Company raised $21.6 and $35.5 million of net new capital respectively through the acquisition of Beach Bank, exercise of stock options and warrants and through several share offerings thus increasing the Bank’s legal lending limit and allowing it to meet the loan needs of larger customers.

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

Commercial Real Estate Loans. The Bank’s primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate. Commercial mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period, with balloon payments due at the end of five to ten years. At December 31, 2006 commercial mortgage loans represented 59% of the total loan portfolio compared to 64% and 70% at December 31, 2005 and 2004 respectively. The average balance of commercial mortgage loans was $162.0 million for 2006, $123.1 million for 2005 and $79.3 million for 2004. Income from these loans totaled $14.4 million, $9.7 million and $5.5 million for 2006, 2005 and 2004, respectively.

Residential Real Estate Loans. Another of the Bank’s lending focus is making mortgage loans to finance the purchase of residential real property, which generally consists of construction and developed housing real estate. Residential mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period. At December 31, 2006 residential real estate loans represented 26% of the total loan portfolio compared to 23% and 15% at December 31, 2005 and 2004 respectively. The average balance of residential real estate loans was $62.4 million for 2006, $34.5 million for 2005 and $8.1 million for 2004. Income from these loans totaled $5.6 million, $2.7 million and $500,000 for 2006, 2005 and 2004, respectively.

Commercial Loans. A third lending focus of the Bank is to small and medium-sized businesses in a variety of industries. The Company makes a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines, purchases of machinery, and business expansion (including acquisition of real estate and improvements). At December 31, 2006, commercial loans represented 10% of the total loan portfolio compared to 12% of the portfolio at December 31, 2005 and compared to 13% at December 31, 2004. The average balance of commercial loans was $25.6 million for 2006, $26.9 million for 2005 and $25.5 million for 2004. Income from these loans totaled $2.4 million for 2006 compared to $2.2 million and $1.6 million for 2005 and 2004, respectively.

Consumer Lending. The Bank offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans. At December 31, 2006, consumer loans represented 5% of the total loan portfolio compared to 1% and 2% of the portfolio at December 31, 2005 and December 31, 2004 respectively. The average balance of consumer loans was $5 million for 2006 and $3.6 million and $3.9 for 2004. Income from these loans totaled $386,000 for 2006 and $276,000 and $310,000 for 2005 and 2004, respectively.

Loan Portfolio Summary. Major categories of loans included in the portfolio at December 31 are as follows (in thousands):

	2006	2005	2004	2003	2002

Commercial	$34,323	$25,563	$19,509	$22,585	$17,411
Commercial real estate	210,505	136,096	109,145	37,608	31,340
Residential real estate	93,748	48,254	23,623	2,466	8,959
Consumer and home equity	14,060	2,595	3,220	4,283	2,915
Other	1,857	801	269	129	251
	354,493	213,309	155,766	67,071	60,876
Deferred loan costs	(697)	(525)	(358)	(136)	(92)
Allowance for Loan Losses	(3,053)	(2,119)	(1,678)	(738)	(748)
Net Loans	$350,743	$210,665	$153,730	$66,197	$60,036

Loan Maturity Schedule. The following schedules set forth the time to contractual maturity of our loan portfolio at December 31, 2006. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Year ended December 31, 2006
	Total	One Year Or Less	One through Five Years	After Five Years
	(In Thousands)
Commercial	$34,323	$21,288	$9,304	$3,731
Commercial real estate	210,505	76,026	61,042	73,437
Residential real estate	93,748	42,218	29,107	22,423
Consumer and home equity	14,060	742	4,413	8,905
Other	1,857	1,852	5	—
	354,493	$142,126	$103,871	$108,496
Net Deferred Loan Fees	(697)
	$353,796

At December 31, 2006 fixed rate loans due after one year are approximately $55.2 million and adjustable rate loans due after one year are approximately $157.2 million.

Asset Quality. Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The earning asset portfolio (exclusive of investment securities) is generally split into five categories, four of which are types of loans, and the fifth is other which includes overdrafts. Loan concentrations are defined as loans outstanding that are segregated into similar collateral types and/or nature of cash-flow income generation, which may cause a correspondingly similar impact with a particular economic or other condition. We routinely monitor these concentrations in order to make necessary adjustments in lending practices that most clearly reflect the economic conditions and trends, loan ratios, loan covenants, asset valuations, and industry trends.

The percentage of loans in each category to total gross loans as of December 31, is as follows:

	2006	2005	2004	2003	2002

Commercial loans	10%	12%	13%	34%	29%
Commercial real estate loans	59%	64%	70%	56%	51%
Residential real estate loans	26%	23%	15%	4%	15%
Consumer and home equity	5%	1%	2%	6%	5%
Total allowance for loan losses	100%	100%	100%	100%	100%

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of real estate property could have an adverse impact on profitability. As part of the Bank’s loan policy and loan management strategy, we typically limit our loan-to-value ratio to a maximum of 60% to 80% depending on the type of real property being secured. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

The Loan and Discount Committee of the Board of Directors of the Bank concentrates its efforts and resources and that of its senior management and lending officers on loan review and underwriting procedures and standards. Internal controls include ongoing reviews of loans made to monitor documentation and ensure the existence and valuations of collateral, early detection of loan degradation, property inspections and review of regional economic conditions.

Regulatory Classification of Assets. Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is the Bank’s policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2006, and 2005, delinquent loans greater than 30 and less than 90 days totaled $1.1 million, and $1.3 million, respectively. Impaired loans as at December 31, 2006, and 2005 totaled $12.0 million, and $2.3 million, respectively. The increase was due to the downgrading of one commercial real estate construction loan that incurred cost overruns prompting the bank to advance additional funds and obtain additional collateral, as well as approximately $2.8 million of impaired loans acquired in the Beach Bank transaction.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned, or OREO, if real estate, or in other assets, if other property, until they are sold. When property is acquired, it is initially recorded at fair value at date of acquisition. Subsequent to foreclosure, foreclosed assets are carried at the lower of the carrying amount or fair value, less estimated selling costs. The Bank held no other real estate owned and repossessions at December 31, 2006, 2005 and 2004, respectively.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and other real estate owned and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank for the years ended December 31:

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans
Commercial	$453	$290	$121	$—	$28
Commercial real estate	—	—	20	798	—
Residential real estate	—	—	—	—	—
Accrual loans – past due 90 days or more
Commercial	500	—	—	—	—
Commercial real estate		—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and home equity	—	—	—	—	7
Restructured loans	—	—	—	20	—
Total nonperforming assets	$953	$290	$141	$818	$35

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

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2006 was $3.1 million compared to $2.1 million and $1.7 million at December 31, 2005 and 2004, respectively. The 2006 allowance for loan losses included an allocated allowance of $562,000 related to acquisition of a loan portfolio from Beach Bank. Activity in the allowance for loan losses for the years ended December 31, are as follows:

	2006	2005	2004	2003	2002

Balance, beginning	$2,119,396	$1,678,191	$738,147	$747,750	$513,601
Amounts charged off:
Commercial	—	(57,266)	(1,083,848)	(823,479)	(588)
Consumer and home equity	(1,060)	(20,953)	(11,908)	(72,835)	(23,695)
Commercial and residential real estate	—	—	—	(154,543)	—
Recoveries of amounts charged off:
Commercial	26,787	107,403	159,609	47,784	17,774
Consumer and home equity	7,434	5,819	21,191	10,913	7,658
Commercial and residential real estate	—	—	—	4,491	—
Net (charge-offs) recoveries	33,161	35,003	(914,956)	(987,669)	1,149
Provision for loan losses	338,321	475,350	1,397,000	978,066	233,000
Reclassification of reserve for unfunded commitments to other liabilities	—	(69,148)	—	—	—
Acquisition related adjustment (1)	561,760	—	458,000	—	—
Balance, ending	$3,052,638	$2,119,396	$1,678,191	$738,147	$747,750

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	0.01%	0.02%	(0.78)%	(1.51)%	0.02%

———————

(1)

The adjustment in 2006 and in 2004 is the allowance required on acquisition of loans from the Beach Bank transaction and from the Gulf Bank transaction, respectively.

Through the normal review of the allowance for loan losses, management determined additional provision was required due to growth of the loan portfolio during 2006 and 2005. In 2004, management discontinued the Business Manager product as it had determined that the product did not fit well with the current product mix. Phase out of the product was completed in the first quarter of 2004, and the Company charged off approximately $582,000 of Business Manager loans in 2004. In addition, management charged off an additional $514,000 of loans for which it was determined that the borrower had insufficient ability to repay. Impaired loans totaled $12.0 million at December 31, 2006 compared to $2.3 million at December 31, 2005. Non-performing assets totaled $953,000 at December 31, 2006 compared to $290,000 at December 31, 2005. Management believes that the allowance for loan loss was adequate in relation to the overall loan portfolio.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category. The allocation of the allowance for loan losses as of December 31, is as follows:

	2006	2005	2004	2003	2002

Commercial loans	$578,384	$254,328	$218,164	$250,970	$209,370
Commercial real estate loans	1,830,310	1,356,413	1,174,734	413,362	388,830
Residential real estate loans	496,666	487,461	251,729	29,526	112,163
Consumer and home equity	147,278	21,194	33,564	44,289	37,387
Total allowance for loan losses	$3,052,638	$2,119,396	$1,678,191	$738,147	$747,750

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

Investment Portfolio. The Company’s investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table (except for the U.S. Government Mortgage Fund which has no fixed maturity date). The average yield for our investment portfolio increased to 4.48% at December 31, 2006 from 4.08% at December 31, 2005 as market interest rates climbed incrementally during the year.

	Maturities of Investment Securities at December 31, 2006
	One Year Or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)

Corporate Bonds, Preferreds & REITs:
Held to maturity	$—	—%	$782	4.65%	$—	—%	$—	—%	$782	4.65%
Available for sale	—	—	—	—	—	—	—	—	—	—
Mortgage-backed Securities:
Held to maturity	—	—	922	3.75	29	6.36	2,152	3.88%	3,103	3.86%
Available for Sale	—	—	—	—	10	6.77%	1	4.89%	11	6.60%
U.S. government agencies:
Held to Maturity	1,585	3.18%	29,881	4.02%	11,900	5.30%	4,993	5.97	48,359	4.51%
Available for sale	—	—	—	—	—	—	—	—	—	—
U.S. Govt Mortgage Fund	—	—	—	—	—	—	—	—	5,163	4.52%
Total	$1,585	3.18%	$31,585	4.03%	$11,939	5.30%	$7,146	5.34%	$57,418	4.48%

At December 31 2006, there were no tax exempt holdings and no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Carrying Value of Investment Securities. Major categories of investment securities and their accounting treatment included in the portfolio at December 31 are as follows (in thousands):

	2006		2005		2004
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity

U.S. Government agencies	$—	$48,359	$—	$19,051	$—	$13,132
Mortgage-backed securities	11	3,103	15	1,859	269	2,401
Corporate bonds	—	782	—	251	—	257
U.S. Govt Mortgage Fund	5,163	—	5,193	—	5,356	—
Total Investment Securities	$5,174	$52,244	$5,208	$21,161	$5,625	$15,790

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

At December 31, 2006, the fair value and net unrealized loss associated with our securities available for sale was $5.2 million and $337,000, respectively. This compared to the fair value and net unrealized loss associated with our securities available for sale at December 31, 2005 which was $5.2 million and $306,000, respectively.

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

In 2004 the Bank became a member of the Federal Home Loan Bank of Atlanta. The Bank accesses this vehicle to add liquidity to its business as needed. At December 31, 2006, the Bank had $11 million of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth compared to $21 million at December 31, 2005. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See notes to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at December 31, 2006, consisted of $56.4 million in cash and cash equivalents and $5.2 million in available-for-sale investments, for a total of $61.6 million of liquid funds. This compared to a total of $32.8 million of liquidity at year end 2005.

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

Liabilities and Stockholders’ Equity

The liability side of the balance sheet has great significance to the profitable operation of a bank. Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including NOW accounts, money market accounts, regular savings accounts and certificates of deposits (known as CD’s). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

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

Deposit Accounts.

Most of Sun American Bank’s depositors are residents of the State of Florida. Deposits are attracted from within Sun American Bank’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular checking accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Sun American Bank considers current market interest rates, profitability to the bank, matching deposit and loan products and its customer preferences and concerns. Sun American Bank reviews its deposit mix and pricing weekly.

Low cost demand and savings deposits represent an important part of the deposit mix for the Bank which has historically maintained satisfactory levels of this type of deposits, because of the Bank’s policy of relationship banking. Money market accounts are priced competitively within the Bank’s market area of Palm Beach, Broward, and Miami-Dade counties. Management can attract new deposits or reduce deposit levels as needed by adjusting the interest paid on such accounts, which are very liquid. The Bank also offers a wide variety of terms and rates for certificates of deposit as needed to attract funds and match competitors. The primary factors in the competition for deposits are interest rates, level of personalized service, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Our customers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. In addition, businesses can use the Bank’s merchant credit card program.

In determining the terms of the deposit accounts, management considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, management believes that it is better able to match the re-pricing of liabilities to the re-pricing of the loan portfolio. Management reviews the Bank’s deposit mix and pricing weekly. From time to time management will supplement the level of CD’s by purchasing them through a brokerage facility. At December 31, 2006, the Bank had $8.3 million of deposits outstanding that had been facilitated through brokerage relationships. This compared to $13.0 million at December 31, 2005.

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ending December 31, 2006, 2005 and 2004. Management views the deposit base as a good core deposit base that is stable and improving. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

		2006			2005
	Average Balance for the Year	Weighted Average Rate	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)

Noninterest bearing accounts	$34,651	0.00%	14%	$41,437	0.00%	23%
Interest bearing accounts:
NOW accounts	91,383	4.42%	37%	11,446	1.14%	6%
Money market deposit	14,299	3.54%	6%	20,297	1.91%	11%
Savings accounts	4,716	2.16%	2%	4,644	1.08%	3%
Time deposits	102,135	4.41%	41%	101,339	3.32%	57%
Total deposits	$247,184			$179,162

		2004
	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in Thousands)

Noninterest bearing accounts	$36,006	0.00%	26%
Interest bearing accounts:
NOW accounts	7,877	0.60%	6%
Money market deposit	18,513	1.18%	14%
Savings accounts	5,770	0.88%	4%
Time deposits	68,977	2.57%	50%
Total deposits	$137,143

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2006, 2005, and 2004, are as follows:

	At December 31,
	2006	2005	2004
	(In thousands)
Three months or less	42,247	8,908	17,023
Over three through six months	11,486	11,706	7,391
Over six through twelve months	62,331	12,413	11,701
Over twelve months	7,265	6,941	10,459
	$123,329	$39,968	$46,574

Correspondent Relationships. Correspondent banking involves one bank providing services to another bank which cannot provide that service itself for economic or organizational reasons. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment service, coin and currency supplies and liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

The Bank has an established correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the operations of the Bank.

Borrowings. The Bank has the ability to borrow from its correspondent banks to supplement the supply of funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

In addition, we pledge securities to secure repurchase agreements. Additional details regarding securities sold under agreements to repurchase for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$1,547	$1,241	$2,466
Average balance for the year	919	625	2,453
Average interest rate	3.95%	2.59%	0.73%
Average interest rate paid at year end	4.14%	3.45%	1.68%

Federal Home Loan Bank Advances. In August 2004, the Bank was accepted into membership of the Federal Home Loan Bank of Atlanta. At that time the Bank assumed $3.0 million of advances previously issued to Gulf Bank. Outstanding advances carry a fixed rate of interest and were $11 million, $21 million and $8 million at December 31, 2006, 2005 and 2004, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. Please refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

The capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2006 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2006 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents the capital ratios for the Bank at December 31, 2006, 2005, and 2004. The column below with the heading “Corp” presents the capital ratios for the consolidated business at December 31, 2006, 2005, and 2004. The columns below with the indication “Adequately” are that regulatory definition for an Adequately Capitalized banking institution. The right columns below with the indication “Well” are that regulatory definition for a Well Capitalized banking institution.

		2006
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	17.5%	16.3%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	16.6%	15.5%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	17.4%	16.2%	4.0%	5.0%

		2005
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	23.3%	21.8%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	22.4%	20.9%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	21.0%	19.6%	4.0%	5.0%

		2004
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Tier-2 Capital	= Tier-2 Cap/Risk Weighted Assets	10.1%	10.0%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	8.9%	9.0%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	8.2%	8.4%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2006			2005
	Average Balance	Interest (3)	Average Yield/Rate	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments (1)	$30,297	$1,362	4.50%	$23,587	$947	4.02%
Federal funds sold	18,303	916	5.00	7,598	251	3.31
Net loans :
Commercial loans (2)	25,622	2428	9.47	26,865	2,201	8.19
Commercial real estate loans (2)	162,026	14,386	8.88	123,133	9,693	7.87
Consumer loans (2)	2,090	172	8.26	2,232	167	7.47
Residential real estate loans(2)	62,396	5,622	9.01	34,475	2,675	7.76
Home equity and other loans(2)	2,886	213	7.38	1,356	109	8.01
Net loans (2)	255,020	22,821	8.95	188,061	14,845	7.89
Total interest earning assets	303,620	25,099	8.27	219,246	16,043	7.32
Noninterest-earning assets	24,861			15,580
Total assets	$328,481			$234,826

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$105,682	$4,546	4.30%	$31,743	$517	1.63%
Savings accounts	4,716	102	2.16	4,644	50	1.08
Certificates of deposit	102,135	4,501	4.41	101,339	3,365	3.32
Total interest-bearing deposits	212,533	9,149	4.30	137,726	3,932	2.85
Federal funds purchased, securities sold under repurchase agreements and other	1,185	51	4.33	946	38	4.00
Federal Home Loan Bank advances	16,255	697	4.29	20,463	770	3.76
Total interest-bearing liabilities	229,973	9,897	4.30	159,135	4,740	2.98
Noninterest bearing liabilities	36,370			41,366
Stockholders’ equity	62,138			34,325
Total liabilities and stockholders’ equity	$328,481			$234,826
Net interest income and net yield on interest-earning assets		$15,202	5.01%		$11,303	5.16%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Includes fee income on loans.

(continued)

	2004
	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Investments (1)	$19,741	$762	3.86%
Federal funds sold	7,917	85	1.07
Net loans :
Commercial loans (2)	25,521	1,605	6.42
Commercial real estate loans (2)	79,276	5,507	7.03
Consumer loans (2)	2,239	143	6.40
Residential real estate loans(2)	8,062	484	6.01
Home equity and other loans(2)	1,673	167	9.94
Net loans (2)	116,771	8,002	6.85
Total interest earning assets	144,429	8,849	6.13
Noninterest-earning assets	15,973
Total assets	$160,402
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$26,390	267	1.01%
Savings accounts	5,770	51	0.88
Certificates of deposit	68,977	1,770	2.57
Total interest-bearing deposits	101,137	2,088	2.06
Federal funds purchased, securities sold under repurchase agreements and other	3,016	53	1.76
Federal Home Loan Bank advances	3,114	188	6.04
Total interest-bearing liabilities	107,267	2,329	2.17
Noninterest bearing liabilities	36,006
Stockholders’ equity	17,129
Total liabilities and stockholders’ equity	$160,402
Net interest income and net yield on interest-earning assets		$6,520	4.51%

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

	2006 vs. 2005 Increase (Decrease) Attributable to				2005 vs. 2004 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in Thousands)

Interest income on:
Investments	$269	$113	$32	$415	$148	$31	$6	$185
Federal funds sold	354	129	181	665	(3)	177	(8)	166
Loans	5,285	1,985	707	7,976	4,883	1,218	742	6,843
Total interest income from Interest-earning assets	5,908	2,227	920	9,056	5,028	1,426	740	7,194

Interest expense on:
NOW and money market accounts	1,205	848	1,975	4,030	54	163	33	250
Savings accounts	1	50	1	52	(10)	11	(2)	(1)
Certificates of deposit	26	1,101	9	1,135	832	517	246	1,595
Federal funds purchased under repurchase agreement and other	10	3	1	13	(36)	67	(46)	(15)
Federal Home Loan Bank advances	(158)	107	(22)	(73)	1,048	(71)	(395)	582
Total interest expense from Interest-bearing liabilities	1,084	2,109	1,964	5,157	1,888	687	(164)	2,411
Increase (decrease) in net Interest income	$4,824	118	(1,044)	3,899	$3,140	739	904	4,783

	2004 vs. 2003 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in Thousands)

Interest income on:
Investments	$100	$103	$20	$223
Federal funds sold	37	—	—	37
Loans	3,410	139	109	3,658
Total interest income from interest-earning assets	3,547	242	129	3,918

Interest expense on:
NOW and money market accounts	(98)	(104)	24	(178)
Savings accounts	21	6	15	42
Certificates of deposit	1,026	8	10	1,044
Federal funds purchased under repurchase agreement and other	2	31	3	36
Federal Home Loan Bank advances	—	—	188	188
Total interest expense from interest-bearing liabilities	951	(59)	240	1,132
Increase (decrease) in net interest income	$2,596	$301	$(111)	$2,786

Contractual Obligations. The Company’s contractual obligations include notes due to the Federal Home Loan Bank of Atlanta, operating leases, and outsourced data processing. The following table details our current contractual obligations by maturity and/or anticipated payment date:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Federal Home Loan Bank Notes	$8,000,000	$3,000,000	$—	$—	$11,000,000
Operating Lease Obligations	2,846,503	6,002,526	4,174,542	8,533,347	21,556,918
Outsourced Data Processor (1)	650,000	550,000	—	—	1,200,000
Total	$11,496,503	$9,552,526	$4,174,542	$8,533,347	$33,756,918

———————

(1)

The Bank has outstanding obligations under its current data processing contract that expires October 2008. Based on the level of expenses in 2006, the remaining contractual obligation is estimated to be approximately $1.2 million at December 31, 2006.

Discussion of Changes in Financial Condition from December 31, 2005 to December 31, 2006

General. Total assets increased by $226.7 million, or 82%, from $277.2 million at December 31, 2005 to $503.9 million at December 31, 2006, of which $100.6 million was due to internal growth and $126.1 million of which was due to the asset acquisition of Beach Bank, which was completed in December 2006. Net loans increased by $140.0 million, or 66%, to $350.7 million at December 31, 2006 from $210.7 million at December 31, 2005. The increase in these earning assets was the result of additional loan originations from Sun American Bank’s branch network and the acquisition of $68.0 million of loans in connection with the Beach Bank asset acquisition. Securities increased $31.0 million, or 118%, to $57.4 million at December 31, 2006 from $26.4 million at December 31, 2005. $23.7 million, or 76%, of the increase in the securities portfolio was due to the acquisition of securities from Beach Bank.

The Company is committed to expanding its business through internal growth as well as through purchase opportunities, while maintaining strong asset quality and continuing strong capital growth. Management’s strategy for achieving these objectives includes continuing our primary focus of increasing originations of commercial real estate, land acquisition, and construction loans at appropriate yields for enhancing interest income, and improving our efficiency and controlling operating costs. The following is a discussion of the significant fluctuations between the December 31, 2006 and December 31, 2005 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $56.4 million at December 31, 2006, compared to $27.6 million at December 31, 2005. The increase of $28.8 million was primarily due to cash of $17.9 million acquired in connection with the Beach Bank asset acquisition. The increase was also due to receipt of proceeds from our fourth quarter deposit gathering efforts.

Securities Available for Sale and Held to Maturity. As part of the current investment strategy, the securities portfolio increased $31.0 million, or 118%, to $57.4 million at December 31, 2006 from $26.4 million at December 31, 2005. $23.7 million, or 76%, of the increase in the securities portfolio was due to the acquisition of securities from Beach Bank. The Company attempted to earn more income from the investment portfolio by investing surplus cash in higher yielding securities while balancing this with the liquidity needed for loan funding. The investment strategy for 2006 was to focus on the acquisition of high quality fixed income investments with terms to maturity that do not exceed fifteen years. Management believes that laddered investment purchases within this time frame provided the best opportunities to maximize investment yield.

Net Loans. Net loans were $350.7 million at December 31, 2006, an increase of $140.0 million, or 66%, from $210.7 million at December 31, 2005. This increase resulted primarily from the net increases in residential and commercial real estate loan production through internal growth and the acquisition of $68.0 million of loans in connection with the Beach Bank asset acquisition.

Asset Quality and Non-Performing Assets. In the normal course of business, the Company has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, the Company has established an allowance for loan losses, which totaled $3.1 million at December 31, 2006 compared to $2.1 million at December 31, 2005. The allowance for loan losses included an increase of $562,000 in 2006 to provide an additional amount of allowance for loan losses in connection with the acquisition of $68.0 million of loans from Beach Bank. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Company’s allowance for loan and credit losses was analyzed and deemed to be adequate by management at December 31, 2006 for expected losses.

Impaired loans as a percentage of total loans increased from 1.09%, or $2.3 million, at December 31, 2005, to 3.38% of total loans, or $12.0 million, at December 31, 2006. The increase was due to the downgrading of one construction loan that incurred cost overruns prompting the bank to advance additional funds and to approximately $2.8 million of impaired loans from the Beach Bank transaction. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

There was no other real estate owned at December 31, 2006 and December 31, 2005.

	At December 31,
	2006	2005
	(Dollars in Thousands)

Classified loans	$11,963	$2,319
Other real estate owned and repossessions	—	—

Total classified and other	$11,963	$2,319

Percent classified and other/total loans	3.38%	1.09%
Gross loans	$353,796	$212,785

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

Total nonaccrual loans increased $163,000 to $453,000 at December 31, 2006 from $290,000 at December 31, 2005. All of the $453,000 of nonperforming loans at December 31, 2006 consists of commercial loans that are secured by equipment. Of this amount $220,000 is subject to a Small Business Administration loan guarantee. Accrual loans over 90 days past due were $500,000 at December 31, 2006 compared to zero at December 31, 2005. At December 31, 2006, management believed that all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $9.9 million at December 31, 2006, compared to $2.0 million at December 31, 2005. The increase of 395% is primarily due to our branch expansion efforts conducted in 2006 where we financed the build out of five new branches and one operations center during the year.

Goodwill and other Identified Intangibles. Our goodwill and intangible assets increased by $13.2 million in 2006 to $19.2 million from $6.0 million at December 31, 2005. This increase is attributed to the purchase price premium and certain capitalizable costs incurred on the Beach bank acquisition transaction.

Liabilities

Deposits. Deposits increased by $209.5 million at December 31, 2006 from December 31, 2005, of which approximately $105.9 million was as a result of the Beach Bank acquisition and approximately $103.6 million was generated through internal growth. Most of the internal growth in deposit balances occurred in our NOW account and certificate of deposit balances as the Bank ran various promotions in 2006 to attract new customers. In the South Florida market, the Bank is able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on deposit accounts. When additional funds are needed to fulfill lending commitments, the Bank can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. In addition, the Bank can utilize institutional (broker) deposits on a limited basis. At December 31, 2006, brokered deposits were $8.3 million compared to $13.0 million at December 31, 2005.

	At December 31,
	2006	2005
	(Dollars in Thousands)

Noninterest-bearing accounts	$53,334	$32,971
Interest-bearing accounts:
NOW accounts	115,465	35,561
Money market accounts	21,784	18,068
Savings accounts	9,372	3,737
Certificates of deposit under $100,000	79,694	63,160
Certificates of deposit $100,000 and more	123,329	39,968
Total interest-bearing deposits	349,644	160,494

Total deposits	$402,978	$193,465

Debt: The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2006 or as of December 31, 2005.

Federal Home Loan Bank Borrowings. Federal Home Loan Bank (“FHLB”) borrowings at December 31, 2006 amounted to $11.0 million, compared to $21.0 million at December 31, 2005. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. We retired $10 million of FHLB debt in 2006 because the growth of our core deposits was sufficient to meet our asset funding requirements.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $1.5 million at December 31, 2006 compared to $1.0 million at December 31, 2005. The increase was due to repurchase agreements assumed in the Beach Bank acquisition transaction.

Shareholders’ Equity and Regulatory Capital. Total shareholders’ equity was $84.5 million at December 31, 2006, an increase of $24.9 million, or 42%, from $59.6 million at December 31, 2005. $18.2 million of this increase was due to the issuance of 3,704,000 shares of common stock in connection with the closing of the Beach Bank asset acquisition on December 29, 2006. In addition, we received $3.1 million in additional capital through the exercise of warrants and options.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 16.3%, 15.5% and 16.2% at December 31, 2006 and 21.8%, 20.9% and 19.6% at December 31, 2005. Based on these ratios, the Bank was considered to be “well capitalized”.

Discussion of Changes in Financial Condition from December 31, 2004 to December 31, 2005

General. Total assets increased by $85.7 million, or 45%, from $191.5 million at December 31, 2004, to $277.2 million at December 31, 2005, with the increase invested principally in loans, securities held to maturity, and Federal Funds Sold. Total loans receivable increased by $57.0 million or 37%, to $210.7 million at December 31, 2005, from $153.7 million at December 31, 2004. The increase in these earning assets was the result of additional net loan activity from the Bank’s branch network. Securities increased $5.0 million, or 23.1%, to $26.4 million at December 31, 2005 from $21.4 million at December 31, 2004. The increases in loans and securities were funded by an increase in deposits in 2005 of $35.3 million, and additional Federal Home Loan Bank advances of $13.0 million. This growth was further supplemented by the addition of $36.4 million of new capital.

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

Net Loans. Net loans were $210.7 million at December 31, 2005, an increase of $57 million or 37% from $153.7 million at December 31, 2004. This increase resulted primarily from net increases in residential and commercial real estate loan production through internal growth.

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

There was no other real estate owned at December 31, 2005 and December 31, 2004.

	At December 31,
	2005	2004
	(Dollars in Thousands)

Classified loans	$2,319	$2,057
Other real estate owned and repossessions	—	—

Total classified and other	$2,319	$2,057

Percent classified and other/total loans	1.09%	1.32%
Gross loans	$212,785	$155,408

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

Federal Home Loan Bank Advances. FHLB advances at December 31, 2005 amounted to $21.0 million compared to $8.0 million at December 31, 2004. In August 2004 the bank was accepted into membership of the Federal Home Loan Bank of Atlanta. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $1.0 million at December 31, 2005 compared to $1.3 million at December 31, 2004. The decrease was due to a reduction of client participation in the program in 2005.

Shareholders’ Equity and Regulatory Capital

Total shareholders’ equity was $59.6 million at December 31, 2005, an increase of $38.9 million or 187%, from $20.7 million at December 31, 2004. The increase was due primarily to the net proceeds from two private placements during 2005 amounting to approximately $35.5 million and comprehensive income of $2.8 million. In addition, the Company raised another $0.9 million of capital through the exercise of warrants and options. In the first quarter of 2005, the Company redeemed 315 preferred shares with a par value of $315,000.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 21.83%, 20.89% and 19.63% at December 31, 2005 and 10.03%, 9.00% and 8.37% at December 31, 2004. Based on these ratios, the Bank was considered to be “well capitalized”.

Results of Operations from Year Ended December 31, 2005 to Year Ended December 31, 2006

In this section, unless the context provides otherwise, references to 2006 and 2005 are to the fiscal years ended December 31, 2006 and 2005, respectively. Net income for 2006 was $3.2 million, compared to net income of $2.9 million for 2005. Earnings for 2006 as compared to 2005 were primarily impacted by a $3.9 million increase in net interest income and a $1.2 million income tax benefit as a result of a reduction in the valuation allowance against deferred tax assets, which were partially offset by a $4.8 million increase in non-interest expenses.

Net Interest Income. Net interest income before provision for loan losses for 2006 was $15.2 million, compared to $11.3 million for 2005, an increase of $3.9 million, or 35%. Interest income and fees on loans increased by $8.0 million, or 54%, in 2006 as compared to 2005. The increase in loan income resulted from an increase in total average loan balances outstanding of 36% to $255.0 million for 2006 from $188.1 million for 2005.

Income from investments including interest earning deposits, securities (available-for-sale and held-to-maturity), federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased by 90%, or $1.1million, from $1.2 million for 2005, due primarily to a $17.4 million, or 56% increase in average volume of investments during the period as well as a 85 basis point increase in average yield. The average interest yield on investments increased to 4.50% in 2006 from 4.02% in 2005.

Interest income and fees on loans increased by $8.0 million, or 54%, in 2006 as compared to 2005. The increase in loan income resulted from an increase in total average loan balances outstanding to $255.0 million for 2005 from $188.1 million for 2005. The increase related to volume was enhanced by higher average interest yields experienced by the Bank on the overall loan portfolio in 2006 of 8.95% compared to 7.89% in 2005. The yield on total interest-earning assets was 8.27% for 2006, a 95 basis point increase from 7.32% for 2005, primarily as a result of improved yields in the loan portfolio due to increasing market interest rates on variable rate loans.

Total interest expense increased $5.2 million, or 109%, from $4.7 million for 2005 to $9.9 million for 2006. The increase in interest expense primarily was the result of an increase in average interest bearing deposit account balances to $250.9 million for 2006 from $137.7 million for 2005

The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances to $212.5 million for 2006 from $137.7 million for 2005. The average balance of NOW and money market accounts accounted for most of the volume increase in 2006. These balances increased by $73.9 million or 233% in 2006. When additional funds were needed to fulfill lending commitments and securities purchases, management increased deposits by promoting and adjusting the interest rate paid on deposit accounts. The average balance of FHLB borrowings was decreased by $4.2 million in 2006. FHLB borrowings were not renewed when they matured as the Bank had sufficient growth of core deposits to support funding needs. In addition to the increase in the average balance of deposits there was an increase in the yield paid on interest-bearing deposits and liabilities to 4.30% for 2006 from 2.98% for 2005 due to the rising interest rate environment.

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

The provision for loan losses for the year ended December 31, 2006 was $338,000 compared to $475,000 for the year ended December 31, 2005. Additional provision for loan losses was required in 2006 because of the growth of the loan portfolio. Through the normal review of the allowance for loan losses, and despite the increase in the loan portfolio and an increase in impaired loans from $2.3 million to $12.0 million, management reduced the provision for loan losses in the fourth quarter of 2006 by $457,000, which resulted in a reduced allowance for loan losses. The reduction of our allowance for loan losses was due to improved historic performance of the loan portfolio.

NonInterest Income. Total noninterest income decreased by $215,000, or 20%, from $1.1 million in 2005 to $859,000 in 2006. This decrease was due to a planned change to our funds availability policy favorable to clients resulting in lower fee income from insufficient funds, uncollected funds and service charges.

NonInterest Expense. Total non-interest expense increased by $4.8 million, or 53%, from $9.0 million for 2005 to $13.8 million for 2006. The increase in noninterest expenses reflects the impact of the internal growth of the Bank in 2006 through growth of the number of people, additional branches and other infrastructure improvements.

Salaries and benefits increased to $7.2 million in 2006 from $4.2 million in 2005. This reflects an increase of $3.0 million, or 71%. The increase was primarily due to salary the addition of 28 people in 2006 to service our larger banking operation as well as salary increases for existing staff. Salaries in 2006 also increased by $609,000 in 2006 for stock compensation expense required under FAS 123R compared to nil in 2005.

Occupancy and equipment expense increased to $3.0 million in 2006 from $1.7 million in 2005, an increase of $1.3 million, or 76%. This increase was due to new leases that the Bank entered into for five new branch locations as well as our new operations center. Data and item processing costs increased by $224,000, or 45%, to $722,000 for 2006 from $498,000 for 2005. The increase was due to the growth in our number of clients and the volume of transactions processed for our larger banking business in 2006.

Other expenses increased to $2.9 million in 2006 from $2.5 million in 2005. This represented an increase of $400,000, or 16%, and reflected the larger size of Sun American Bank across most areas of our business. In addition we incurred costs of $235,000 related to a major advertising campaign in connection with our name change in 2006 that was not incurred in 2005. In the current environment in which the Bank operates, there is a continued need to allocate more resources to meet regulatory compliance requirements particularly for the new Bank Secrecy and Patriot Acts and the Sarbanes-Oxley Act. Management expects to experience higher expenses in future years to meet compliance requirements.

Provision for Income Taxes. We recorded a net tax benefit of $1.2 million in 2006. The net tax benefit was the result of a reduction in the valuation allowance against deferred tax assets of $1.9 million based upon management’s assessment and expectation of generating sufficient future taxable income to realize the deferred tax assets in future. This was partially offset by $650,000 of current income tax expense for 2006. No provision for income taxes was recorded in 2005 as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets. The valuation allowance decreased $1.0 million in 2005 eliminating the need to provide for income tax expense.

Results of Operations from Year Ended December 31, 2004 to Year Ended December 31, 2005

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

Net Interest Income. Net interest income before provision for loan losses for 2005 was $11.3 million as compared to $6.5 million for 2004, an increase of $4.8 million, or 73%. Income from interest earning deposits, securities (available-for-sale and held-to-maturity), federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased by $352,000 from $846,000 for 2004, due primarily to a $3.5 million, or 13% increase in average volume of investments during the period. In addition, the average interest yield on investments increased to 4.02% in 2005 from 3.86% in 2004, and the average interest yield on federal funds sold increased to 3.31% in 2005 from 1.07% in 2004. Interest income and fees on loans increased by $6.9 million, or 86%, in 2005 as compared to 2004. The increase in loan income resulted from an increase in total average loan balances outstanding to $188.1 million for 2005 from $116.8 million for 2004. The largest increases were $43.9 million and $26.4 million in commercial real estate and residential real estate loans, respectively. These increases related to volume were enhanced by significantly higher average interest yields experienced by the Bank on the overall loan portfolio in 2005 of 7.89% compared to 6.85% in 2004. The yield on total interest-earning assets was 7.32% for 2005, a 119 basis point increase from 6.13% for 2004, primarily as a result of improved yields in the loan portfolio due to increasing market interest rates.

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

NonInterest Expense. Total noninterest expense for the year increased by $2.7 million, or 42%, from $6.3 million for 2004 to $9.0 million for 2005. The increase in noninterest expenses reflected the impact of the growth of the Bank in 2005 both from the Gulf Bank transaction as well as from internal growth.

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

Provision for Income Taxes. The Company recorded no income taxes in 2005 as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets. The valuation allowance decreased $1.0 million in 2005 eliminating the need to provide for income tax expense. In 2004, the Corporation recorded a valuation allowance in an amount equal to its net deferred tax assets.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Sun American Bank’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of financial condition to adverse movements in interest rates. Sun American Bank’s income is derived primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Because market interest rates change over time, Sun American Bank is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to Sun American Bank’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Sun American Bank’s safety and soundness. Sun American Bank’s interest rate risk is monitored using its GAP analysis on a monthly basis.

We do not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the board of directors, management does not intend to engage in such activities in the immediate future.

Asset/Liability Management. A principal objective of Sun American Bank’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the asset and liability committee of Sun American Bank that establishes policies and monitors results to control interest rate sensitivity.

The asset and liability committee examines the extent to which Sun American Bank’s assets and liabilities are interest rate sensitive and monitors its interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income.

If the repricing of Sun American Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over-Prime, rate-adjusted-day-of-change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

The asset and liability committee evaluates Sun American Bank’s GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps, which may limit the level of rate increases, even though general market interest rates increase. GAP management is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets, the level of assets and liabilities assumed by Sun American Bank may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

Therefore, management’s and the asset and liability committee’s strategy is to maintain a balanced interest rate risk position to protect Sun American Bank’s net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time periods considered.

The following table represents the Bank’s cumulative GAP position as of December 31, 2006.

	Within Three Months	Zero to Twelve Months	Zero to Three Years	Zero to Five Years	Over Five Years	Total
	(Dollars in Thousands)

ASSETS:
Immediately repricing investments	$56,415	$56,415	$56,415	$56,415	$56,415	$56,415
Fixed investments	5,163	6,748	24,686	39,270	60,457	60,457
Loans	197,151	223,839	283,772	303,191	353,796	353,796
Total repricing assets	258,729	287,002	364,873	398,876	470,668	470,668
Nonearning assets						33,215
Total assets	$258,729	287,002	364,873	398,876	470,668	$503,883
LIABILITIES:
NOW accounts	$115,465	$115,465	$115,465	$115,465	$115,465	$115,465
Money market accounts	21,785	21,785	21,785	21,785	21,785	21,785
Savings accounts	9,372	9,372	9,372	9,372	9,372	9,372
Total core deposits	146,622	146,622	146,622	146,622	146,622	146,622
Certificates of deposit	62,108	183,474	200,966	203,021	203,022	203,022
Other borrowed funds	6,547	9,547	12,547	12,547	12,547	12,547
Total repricing liabilities	215,277	339,643	360,135	362,190	362,191	362,191
Demand deposits						53,334
Other liabilities						3,844
Stockholders’ equity						84,514
Total liabilities and equity	$215,277	$339,643	$413,468	$415,523	$415,524	$503,883
Asset/liability GAP, cumulative	43,452	(52,641)	4,738	36,686	108,477
Rate sensitive assets /rate sensitive liabilities, cumulative	1.20	0.85	1.01	1.10	1.30
Target	.80-2.00	.80-1.50	.80-1.50	.80-1.50	.80-1.50

Effect of Government Policy, Future Legislation and Changing Financial Markets

One of the primary determinants of the Company’s future success and profitability is the interest rate differentials obtained by the Bank. The Bank’s earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowings and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. We cannot be predicted whether or in what form any future legislation or regulations will be enacted or to the extent to which the business of the Company will be affected by such matters.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUN AMERICAN BANCORP

Boca Raton, Florida

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sun American Bancorp

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Sun American Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Beach Bank, whose purchase by the Company as described in Note 19, resulted in the acquisition of assets and liabilities representing 25.0% and 25.5%, respectively, of the December 31, 2006 consolidated financial statements of Sun American Bancorp. The financial statements of Beach Bank were audited by other auditors whose report dated February 26, 2007 expressed an unqualified opinion and has been furnished to us, and our opinion, insofar as it relates to the amounts related to the acquisition, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, Sun American Bancorp adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

As discussed in Note 1 to the financial statements, in 2006 Sun American Bancorp changed its method for the recognition of stock based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ CROWE CHIZEK AND COMPANY LLC

CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

March 27, 2007

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$7,878,379	$6,201,079
Federal funds sold	48,537,000	21,380,000
Total cash and cash equivalents	56,415,379	27,581,079
Securities available for sale	5,173,796	5,208,159
Securities held to maturity (fair value 2006 - $51,980,571, 2005 - $ 20,832,067)	52,244,379	21,160,886
Loans, net (of allowance for loan losses of $3,052,638 and $2,119,396)	350,742,657	210,665,319
Federal Reserve Bank stock	1,749,300	1,257,400
Federal Home Loan Bank stock	1,289,600	1,328,000
Accrued interest receivable	2,409,283	1,235,797
Premises and equipment, net	9,880,563	2,014,340
Goodwill	17,440,156	5,287,350
Intangibles	1,758,082	676,246
Other assets	4,780,002	736,269
	$503,883,197	$277,150,845
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$53,334,086	$32,971,081
Interest bearing	349,644,106	160,493,718
Total deposits	402,978,192	193,464,799
Repurchase agreements	1,547,273	1,020,710
Federal Home Loan Bank advances	11,000,000	21,000,000
Accrued expenses and other liabilities	3,816,042	2,014,942
Total liabilities	419,341,507	217,500,451
Minority interest	27,753	25,386
Shareholders’ equity
Preferred stock, $1,000 par value; 5,000,000 shares authorized; 2006 – none outstanding; 2005 – none outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 2006 – 23,176,643 shares outstanding, 2005 – 18,500,912 shares outstanding	459,090	412,333
Capital surplus	87,180,224	65,299,226
Accumulated deficit	(2,915,439)	(5,895,750)
Accumulated other comprehensive loss	(209,938)	(190,801)
Total shareholders’ equity	84,513,937	59,625,008

	$503,883,197	$277,150,845

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income
Loans, including fees	$22,821,484	$14,844,430	$8,002,103
Securities	1,362,235	947,144	761,455
Federal funds sold and other	915,893	251,437	85,032
	25,099,612	16,043,011	8,848,590
Interest expense
Deposits	9,148,681	3,931,409	2,088,266
Other	748,530	808,187	240,887
	9,897,211	4,739,596	2,329,153
Net interest income	15,202,401	11,303,415	6,519,437

Provision for loan losses	338,321	475,350	1,397,000
Net interest income after provision for loan losses	14,864,080	10,828,065	5,122,437
Noninterest income
Service charges on deposit accounts	859,411	1,066,704	1,001,164
Net gains (losses) on sales of securities	—	7,930	(32,664)
	859,411	1,074,634	968,500
Noninterest expense
Salaries and employee benefits	7,154,241	4,247,490	2,837,972
Occupancy and equipment	3,001,340	1,724,182	1,455,371
Data processing	721,607	497,618	520,131
Professional services	613,443	824,568	262,120
Insurance	253,433	215,961	243,967
Advertising	282,849	183,482	21,667
Other	1,752,051	1,288,936	977,436
	13,778,964	8,982,237	6,318,664
Income (loss) before income taxes and minority interest	1,944,528	2,920,462	(227,727)
Minority interest in net income of subsidiary	(1,524)	(1,662)	(308)
Income (loss) before provision for income taxes	1,943,004	2,918,800	(228,035)
Income tax benefit	(1,236,000)	—	—
Net income (loss)	$3,179,004	$2,918,800	$(228,035)
Basic earnings (loss) per share:	$0.17	$0.24	$(0.05)
Diluted earnings (loss) per share:	$0.14	$0.21	$(0.05)

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital Surplus	Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2004	—	$294,593	$19,085,454	$(1,000,000)	$(8,448,430)	$(84,521)	$9,847,096
Issuance of 2,480,000 shares of common stock	—	16,801	9,920,810	1,000,000	—	—	10,937,611
Issuance of 3,100 shares of Preferred stock	3,100,000	—	(5,000)	—	—	—	3,095,000
Redemption of 2,785 shares of preferred stock	(2,785,000)	—	—	—	—	—	(2,785,000)
Dividends paid on preferred shares	—	—	—	—	(123,724)	—	(123,724)
Net loss and comprehensive Income (loss)	—	—	—	—	(228,035)	3,162	(224,873)
Balance at December 31, 2004	315,000	311,394	29,001,264	—	(8,800,189)	(81,359)	20,746,110
Issuance of 9,814,750 shares of common stock	—	98,147	35,381,481	—	—	—	35,479,628
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	—	(315,000)
Dividends paid on preferred shares	—	—	—	—	(14,361)	—	(14,361)
31,196 Stock options exercised	—	312	48,461	—	—	—	48,773
248,000 Warrants exercised	—	2,480	868,020	—	—	—	870,500
Net income and comprehensive income (loss)	—	—	—	—	2,918,800	(109,442)	2,809,358
Balance at December 31, 2005	—	412,333	65,299,226	—	(5,895,750)	(190,801)	59,625,008
Cumulative effect of adoption of SAB No. 108, net of tax	—	—	—	—	(198,693)	—	(198,693)
Issuance of 3,741,442 shares of common stock	—	37,414	18,136,091	—	—	—	18,173,505
5,640 Stock options exercised	—	56	13,179	—	—	—	13,235
828,649 Warrants exercised	—	8,287	3,123,100	—	—	—	3,131,387
100,000 Restricted stock granted	—	1,000	(1,000)	—	—	—	—
Stock-based compensation expense	—	—	609,628	—	—	—	609,628
Net income and comprehensive income (loss)	—	—	—	—	3,179,004	(19,137)	3,159,867
Balance at December 31, 2006	—	$459,090	$87,180,224	—	$(2,915,439)	$(209,938)	$84,513,937

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,179,004	$2,918,800	$(228,035)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net amortization on securities	11,638	49,055	62,882
Provision for loan and lease losses	338,321	475,350	1,397,000
Depreciation	494,649	479,546	432,123
Deferred income taxes	(1,848,000)	—	—
Stock-based compensation	609,628	—	—
(Gain) loss on sale of securities	—	(7,930)	32,664
Minority interest in net income of subsidiary	1,524	1,662	308
(Increase) decrease in other assets	(1,273,026)	(731,858)	721,342
Increase in other liabilities	758,368	1,233,364	122,202
Net cash provided by operating activities	2,272,106	4,417,989	2,540,486
Cash flows from investing activities:
Purchases of available for sale securities	—	—	(185,346)
Maturities and pay-downs of available for sale securities	3,618	5,003	11,609
Proceeds from sales of available for sale securities	—	243,276	2,454,006
Purchases of held to maturity securities	(14,983,438)	(7,929,470)	(5,035,152)
Maturities and pay-downs of held to maturity securities	7,576,007	2,509,762	526,125
Purchase of assets and assumption of liabilities of Gulf Bank	—	—	23,583,212
Cash equivalents acquired from Beach Bank	17,948,917	—	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(213,000)	(1,427,250)	(863,400)
Loan originations, net	(72,721,182)	(57,377,413)	(47,180,037)
Purchases of premises and equipment, net	(7,472,629)	(441,576)	(284,867)
Net cash used in investing activities	(69,861,707)	(64,417,668)	(26,973,850)
Cash flows from financing activities:
Net increase (decrease) in securities sold under repurchase agreements	(275,861)	(2,736,409)	320,535
Net change in Federal Home Loan Bank advances	(10,000,000)	13,000,000	5,000,000
Net increase in deposits	103,616,757	35,034,071	11,012,074
Gross proceeds from issuance of common stock	149,000	39,259,000	12,780,000
Common stock issuance costs	(210,617)	(3,779,372)	(1,842,389)
Proceeds from exercise of warrants	3,131,387	870,500	—
Proceeds from exercise of stock options	13,235	48,773	—
Proceeds from issuance of preferred stock	—	—	3,095,000
Repayment of preferred shares	—	(315,000)	(2,785,000)
Preferred share dividends	—	(14,361)	(123,724)
Net cash provided by financing activities	96,423,901	81,367,202	27,456,496
Net change in cash and cash equivalents	28,834,300	21,367,523	3,023,132
Cash and cash equivalents at beginning of year	27,581,079	6,213,556	3,190,424
Cash and cash equivalents at end of year	$56,415,379	$27,581,079	$6,213,556
Supplemental cash flow information:
Interest paid	$9,326,958	$4,517,636	$2,381,937
Income taxes paid	804,000	—	—
Fair value of noncash assets acquired	108,383,000	—	—
Fair value of liabilities assumed	106,853,000	—	—
Fair value of common stock issued	18,521,000	—	—

See accompanying notes

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Sun American Bancorp (the “Company”) include the accounts of Sun American Bancorp (the “Parent Company”), its principal subsidiary, Sun American Bank (the “Bank”), which includes the purchased assets and assumed liabilities of the former Beach Bank, and is 99.9% owned by Sun American Bancorp, and a 51% owned subsidiary, Sun American Financial, LLC.

The Company, through its subsidiary bank, operates 10 locations in three Counties throughout Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and investment securities. Sun American Wealth Management, a division of the Bank, offers a wide range of non-Federal Deposit Insurance Corporation (“FDIC”) insured financial products and services to consumers through arrangements with Uvest Financial Services Group, Inc., a registered securities broker-dealer. Sun American Financial, LLC, a 51% owned subsidiary at December 31, 2006, provides residential mortgage services to Bank customers.

All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

On November 17, 2006, the Company signed a definitive agreement to acquire Independent Community Bank which is located in Palm Beach County in the city of Tequesta, Florida and operates a single branch. At December 31, 2006, Independent Community Bank had total assets of $136.5 million. The proposed transaction will result in an expanded presence for the Company in Palm Beach County, serving business and retail financial needs with local decision-making and serving a greater base of individuals and businesses overall. The transaction is expected to close by the end of the first quarter of 2007.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of deferred tax. Other securities such as Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment and any such impairment will be recognized in the period identified.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized during fiscal year 2006 includes compensation cost for new awards granted after the adoption date and for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimates and related service period estimates in accordance with the original provisions of FASB Statement No. 123.

For the fiscal year ended December 31, 2006, the Company recognized compensation expense related to stock options and restricted stock awards of $610,000. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior years.

	2005	2004

Net income (loss) as reported	$2,918,800	$(228,035)
Deduct:
Dividends paid on preferred shares	(14,361)	(123,724)
Stock-based compensation expense determined under fair value based method	(2,197,892)	(71,061)

Pro forma net income (loss)	$706,547	$(422,820)

Basic earnings (loss) per share as reported	$0.24	$(0.05)
Diluted earnings (loss) per share as reported	$0.21	$(0.05)
Pro forma basic earnings (loss) per share	$0.06	$(0.06)
Pro forma diluted earnings (loss) per share	$0.05	$(0.06)

On December 16, 2005, the Board of Directors of Sun American Bancorp approved the acceleration of the vesting of all currently unvested stock options awarded to existing Directors of the Company under its Amended and Restated Directors Stock Option Plan and its Amended and Restated Incentive Stock Option. As a result of this action, options to purchase approximately 1,034,280 shares of common stock became exercisable effective December 16, 2005. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged.

The decision to accelerate vesting of these options, which the Company believes is in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its income statement in future periods upon the adoption of SAFS 123R.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2006	2005	2004

Risk-free interest rate	4.93%	4.28%	4.50%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	21%	25%	19%
Dividend yield	0%	0%	0%
Weighted Average fair value of options granted during the year	$1.98	$1.53	$1.99

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank required to meet regulatory reserve and clearing requirements was $1,782,000 and $1,926,000 at December 31, 2006 and December 31, 2005, respectively. These balances do not earn interest.

Common Share Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to its parent holding company or by the holding company to shareholders. No common share dividends may be paid at this time, as the Bank and its parent holding company have a deficit in retained earnings.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company does not expect the adoption of FIN No. 48 on January 1, 2007 to have a material impact on the consolidated financial statements or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording a cumulative effect adjustment to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings for errors that were previously deemed immaterial but are material under the guidance in SAB 108.

The Company adopted the provisions of SAB No. 108 during its fourth quarter of 2006. In accordance with the transition provision of SAB No. 108, the Company recorded a cumulative $199,000, net of tax, decrease to retained earnings as of January 1, 2006. The cumulative adjustment to opening retained earnings related to a $170,000, net of tax, decrease associated with the proper application of FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and a $29,000, net of tax, decrease to reflect the recognition of rent expense on a straight-line basis related to rent escalations in one of the Company’s operating leases. The adjustment for the proper application of FASB Statement No. 91 is for all loans originated since 2004 and the adjustment for the operating lease dates back to lease inception in 2002.

Management has concluded that these adjustments are immaterial to prior years' consolidated financial statements under the previous method of assessing materiality, and therefore has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006.  Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
Mortgage-backed and other	$10,890	$264	$(7)
US Government Mortgage Fund	5,162,906	—	(337,094)
	$5,173,796	$264	$(337,101)
2005
Mortgage-backed	$14,733	$504	$(21)
US Government Mortgage Fund	5,193,426	—	(306,574)
	$5,208,159	$504	$(306,595)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
U.S. Government federal agency	$48,359,284	$63,497	$(256,576)	$48,166,205
Corporate	782,069	—	—	782,069
Mortgage-backed	3,103,026	—	(70,729)	3,032,297
	52,244,379	63,497	(327,305)	51,980,571
2005
U.S. Government federal agency	$19,050,808	$7,532	$(254,259)	$18,804,081
Corporate	250,586	—	(1,236)	249,350
Mortgage-backed	1,859,492	—	(80,856)	1,778,636
	$21,160,886	7,532	(336,351)	20,832,067

Sales of available for sale securities were as follows:

	2006	2005	2004

Proceeds	$—	$243,276	$2,454,006
Gross gains	—	7,930	—
Gross losses	—	—	32,664

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year-end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$1,585,034	$1,576,381	$—
Due from one to five years	30,663,222	30,517,259	—
Due from five to ten years	11,900,574	11,894,699	—
Due after ten years	4,992,523	4,959,935	—
US Government Mortgage Fund	—	—	5,162,906
Mortgage-backed	3,103,026	3,032,297	10,890
	$52,244,379	$51,980,571	$5,173,796

As of December 31, 2006 and 2005, held to maturity securities with a carrying amount of $8,148,353 and $1,995,847, respectively, were pledged to secure repurchase agreements and public deposits.

Securities with unrealized losses at year-end 2006, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$14,874,257	$98,059	$8,910,355	$158,517	$23,784,612	$256,576
U.S. Govt Mortgage Fund	—	—	5,162,906	337,094	5,162,906	337,094
Mortgage-backed	—	—	1,445,477	70,736	1,445,477	70,736
Corporate	—	—	—	—	—	—
	$14,874,257	$98,059	$15,518,738	$566,347	$30,392,995	$664,406

Securities with unrealized losses at year-end 2005, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$6,897,000	$45,358	$7,912,080	$208,901	$14,809,080	$254,259
U.S. Govt Mortgage Fund	—	—	5,193,426	306,574	5,193,426	306,574
Mortgage-backed	—	—	1,779,498	80,877	1,779,498	80,877
Corporate	—	—	249,350	1,236	249,350	1,236
	$6,897,000	$45,358	$15,134,354	$597,588	$22,031,354	$642,946

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities) and management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change. At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S Government and its agencies, in an amount greater than 10% of shareholders’ equity.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – LOANS

Loans at year-end were as follows:

	2006	2005
Commercial loans	$34,323,212	$25,563,003
Residential real estate loans	93,747,395	48,253,995
Commercial real estate loans	210,505,290	136,095,967
Consumer and home equity	14,059,620	2,595,088
Other	1,856,866	801,589
	354,492,383	213,309,642
Less: allowance for loan losses	(3,052,638)	(2,119,396)
Net deferred loan fees	(697,088)	(524,927)
Loans, net	$350,742,657	$210,665,319

Activity in the allowance for loan losses was as follows.

	2006	2005	2004
Beginning balance	$2,119,396	$1,678,191	$738,147
Provision for loan losses	338,321	475,350	1,397,000
Loans charged-off	(1,060)	(78,219)	(1,095,756)
Recoveries	34,221	113,222	180,800
Reclassification of reserve for unfunded commitments to other liabilities	—	(69,148)	—
Acquisition related adjustment	561,760	—	—
Ending balance	$3,052,638	$2,119,396	$1,678,191

Impaired loans were as follows:

	2006	2005
Year-end loans with no allocated allowance for loan losses	$529,699	$102,095
Year-end loans with allocated allowance for loan losses	11,433,345	2,216,573
	$11,963,044	$2,318,668

Amount of the allowance for loan losses allocated	$340,518	$20,089

The increase in impaired loans was due to the downgrading of one commercial real estate construction loan that incurred cost overruns prompting the bank to advance additional funds and obtain additional collateral, as well as approximately $2.8 million of impaired loans acquired in the Beach Bank transaction.

	2006	2005	2004
Average of impaired loans during the year	$7,950,503	$2,194,395	$1,410,603
Interest income recognized during impairment	447,824	161,723	25,847
Cash-basis interest income recognized	439,215	161,723	25,847

Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days still on accrual	$500,000	$—
Nonaccrual loans	452,949	289,804
	$952,949	$289,804

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2006	2005

Land	$3,457,523	$478,375
Buildings and improvements	420,097	429,157
Leasehold improvements	5,260,022	1,706,957
Furniture, fixtures and equipment	4,253,061	2,738,714
	13,390,703	5,353,203
Less: Accumulated depreciation	3,510,140	3,338,863

	$9,880,563	$2,014,340

Depreciation expense was $494,649, $479,546, and $432,123 in 2006, 2005, and 2004, respectively.

Rent expense was $2,198,138 and $1,036,304 in 2006 and 2005. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2007	$2,846,503
2008	2,972,634
2009	3,029,892
2010	2,440,319
2011	1,734,223
Thereafter	8,533,347
$21,556,918

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Acquired Identifiable Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$2,149,044	$(500,962)	$1,028,587	$(352,341)
Favorable lease adjustments	110,000	—	—	—
	$2,259,044	(500,962)	1,028,587	(352,341)

Aggregate amortization expense was $148,620, $167,035, and $154,767 for 2006, 2005, and 2004, respectively. The increases to core deposit intangible and favorable lease adjustments were attributable to the Beach Bank transaction.

Estimated amortization expense for each of the next five years:

2007	$410,328
2008	351,890
2009	293,460
2010	235,034
2011	176,604
$1,467,316

Goodwill was $17,440,156 and $5,287,350 at December 31, 2006 and December 31, 2005, respectively. The increase of $12,152,806 was attributable to the Beach Bank transaction. There was no change to goodwill in 2005. There was no impairment of goodwill at December 31, 2006 or 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – DEPOSITS

NOW, savings, and money market account deposits totaled $146,621,212 and $57,366,731 at December 31, 2006 and 2005.

Time deposits of $100,000 or more were $123,329,624 and $39,967,950 at year-end 2006 and 2005. Brokered deposits totaled $8,342,000 and $12,993,000 at December 31, 2006 and December 31, 2005, respectively.

Scheduled maturities of all time deposits for the next five years were as follows.

2007	$183,474,993
2008	16,379,312
2009	1,113,084
2010	2,004,512
2011	50,993
$203,022,894

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $7,848,353 at year-end 2006.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005

Average daily balance during the year	$919,129	$625,000
Average interest rate during the year	3.95%	2.59%
Maximum month-end balance during the year	$2,278,146	$1,241,000
Weighted average interest rate at year-end	4.14%	3.45%

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. These advances carry a fixed rate of interest and were $11,000,000 and $21,000,000 at December 31, 2006 and 2005, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The details of FHLB borrowings at December 31, 2006 and 2005 were as follows:

2006	2005	Maturity Date	Interest Rate

$ —	$ 5,000,000	January 30, 2006	4.51%
—	5,000,000	March 29, 2006	4.64
5,000,000	5,000,000	January 22, 2007	3.69
3,000,000	3,000,000	December 10, 2007	3.59
1,000,000	1,000,000	March 26, 2008	5.51
2,000,000	2,000,000	December 8, 2008	3.87
$11,000,000	$21,000,000

The Bank maintains an unsecured line of credit of $5.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of December 31, 2006 and December 31, 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$525,389	$—	$—
State	86,248	—	—
	611,637	—	—
Deferred tax (benefit) expense:
Federal	290,644	140,569	(66,200)
State	49,752	821,180	(11,332)
	340,396	961,749	(77,532)
Change in valuation allowance	(2,188,033)	(961,749)	77,532
Income tax (benefit) expense	$(1,236,000)	$—	$—

In 2005 and in 2004 the Company recorded no income taxes. The Company recorded a valuation allowance in an amount equal to its net deferred tax assets exclusive of unrealized loss on securities available for sale.

The details of the net deferred tax asset are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards (expires 2023)	$1,023,452	$1,533,515
Allowance for loan losses	870,001	571,879
Unrealized loss on securities available for sale	126,800	115,200
Purchase accounting adjustments	241,099	—
Depreciation	86,103	138,191
Loan fee income	262,314	197,530
Stock options	114,627	—
Other	126,274	91,566
Deferred tax liabilities:
Intangibles	(376,896)	(274,377)
Accrual to cash basis reporting for tax purposes	(46,847)	(70,271)
Net deferred tax asset	2,426,927	2,303,233
Valuation allowance for deferred tax assets	—	(2,188,033)
Net deferred tax asset after valuation allowance	$2,426,927	$115,200

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognized the remaining portion of its deferred tax assets given management’s assessment and expectation of generating sufficient future taxable income. Accordingly, the valuation allowance decreased $2,188,033 during the year ended December 31, 2006.

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2006:

Expiring December 31,
2006	—
2007	53,630
2008	53,630
2009	—
2010	264,426
2011	288,430
2012	844,454
2018	307,695
2019	590,608
2020	316,904
$2,719,777

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – INCOME TAXES (Continued)

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are shown at the limited amount that may be used in any year.

The reconciliation between the federal tax rate and the effective tax rate is as follows:

	2006	2005	2004

Federal statutory rate	34%	34%	34%
State taxes	4%	4%	4%
Incentive stock options	5%	—	—
Change in valuation allowance	(113%)	(38%)	(38%)
Other	6%	—	—
Effective tax rate	(64%)	0%	0%

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2006 and 2005 were as follows.

	2006	2005

Beginning balance	$5,861,348	$695,000
New and renewed loans	1,087,363	7,717,177
Payments and renewals	(74,199)	(2,550,829)
Ending balance	$6,874,512	$5,861,348

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $2,344,480 and $3,087,147.

NOTE 11 – STOCK BASED COMPENSATION

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 315,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vests over five years; however, options granted to current directors prior to 2006 were amended to vest immediately on December 16, 2005.

At December 31, 2006, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 221,500 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 1 million shares, of which 39,880 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 4 million shares with 3 million shares allocated to incentive stock options. At December 31, 2006, 2,621,900 shares remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – STOCK BASED COMPENSATION (Continued)

A summary of the options for the purchase of common stock of the Company as of December 31, 2006, and changes during the year then ended is presented below.

	2006
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,065,030	$3.34
Granted	1,114,400	5.10
Exercised	(5,640)	2.35
Forfeited or expired	(87,437)	4.46
Outstanding at end of year	3,086,353	$3.95
Options exercisable at year-end	1,516,725	$3.19
Weighted average fair value of options granted during year		$1.98

The aggregate intrinsic value for stock options outstanding and options exercisable at December 31, 2006, was $4.0 million and $3.1 million, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at December 31, 2006, was 8.1 years and 7.2 years, respectively.

Proceeds from the exercise of 5,640 and 37,690 stock options amounted to $13,235 and $48,733 in 2006 and 2005, respectively. The total intrinsic value of stock options exercised was $14,096 in 2006 and $96,982 in 2005. The fair value of shares vesting in the period, based upon the closing price of $5.22 on the American Stock Exchange, on December 31, 2006, was $797,000.

At December 31, 2006, there was $2.5 million of total unrecognized compensation cost related to nonvested options granted under the various plans. That cost is expected to be recognized over a weighted average period of 4.1 years.

Restricted Stock Awards

The following table presents information on restricted stock outstanding for the period shown:

	2006
	Shares	Average Market Price at Grant

Outstanding at beginning of year	—	$—
Awarded	100,000	5.25
Released	—	—
Forfeited	—	—
Outstanding at end of period	100,000	$5.25

At December 31, 2006, there was $454,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 4.3 years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK WARRANTS

As of December 31, 2006, the Company had outstanding warrants to purchase up to 13,259,548 shares of common stock, including Class A, B, C, D, E, F,G and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of December 31, 2006 and December 31, 2005, is presented below.

	December 31, 2006	December 31, 2005
Class A Warrants	937,625	937,625
Class B Warrants	23,200	574,625
Class C Warrants	180,000	180,000
Class D Warrants	4,822,100	4,960,000
Class E Warrants	1,323,500	1,586,000
Class F Warrants	8,168,714	8,228,750
Class G Warrants	50,000	50,000
Other Warrants	1,604,766	1,607,958
Warrants Outstanding	17,109,905	18,124,958

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

Class B Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.50, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class B warrants will expire in November, 2007.

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

The Company has the right to redeem the Class D warrants at a redemption price of $0.50 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $5.60, for five consecutive trading days. If the Company calls the

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK WARRANTS (Continued)

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

Other Warrants

An aggregate of 1,604,766 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices of these warrants range from $1.35 to $5.94 and have expiration dates between 2008 and 2010.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2006
Total Capital to risk weighted assets	$61,543	16.33%	$30,156	8.0%	$37,694	10.0%
Tier 1 Capital to risk weighted assets	58,337	15.48	15,078	4.0	22,617	6.0
Tier 1 Capital to average assets	58,337	16.21	14,393	4.0	17,992	5.0
2005
Total Capital to risk weighted assets	$52,270	21.83%	$19,152	8.0%	$23,940	10.0%
Tier 1 Capital to risk weighted assets	50,000	20.89	9,576	4.0	14,364	6.0
Tier 1 Capital to average assets	50,000	19.63	10,190	4.0	12,738	5.0

The Company’s capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets	$65,824	17.46%	$30,360	8.0%
Tier 1 Capital to risk weighted assets	62,618	16.61	15,080	4.0
Tier 1 Capital to average assets	62,618	17.41	14,386	4.0

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk weighted assets	$55,816	23.31%	$19,160	8.0%
Tier 1 Capital to risk weighted assets	53,546	22.36	9,580	4.0
Tier 1 Capital to average assets	53,546	21.02	10,190	4.0

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2006	2005
Commitments to make loans – fixed	$1,316,781	$1,551,812
- variable	69,177,055	81,682,848
Standby Letters of credit	3,927,363	1,658,689
	$74,421,199	$84,893,349

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates generally ranging from 5.38% to 14.00% and maturities ranging from one year to three years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements: In May 2006, the Company entered into an employment agreement with its President and Chief Executive Officer of the Parent Company and Chairman, President and Chief Executive Officer of the Bank. Under terms of the agreement, the Company agreed to pay a minimum base salary of $275,000 per year, to grant options, and to provide certain other benefits and compensation. The employment agreement also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The Employment Agreement replaces the former Employment Agreement dated January 2003.

NOTE 15 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$7,878,379	$7,878,379	$6,201,079	$6,201,079
Federal Funds Sold	48,537,000	48,537,000	21,380,000	21,380,000
Securities available for sale	5,173,796	5,173,976	5,208,159	5,208,159
Securities held to maturity	52,244,379	51,980,571	21,160,886	20,832,067
Loans, net	350,742,657	350,227,785	210,665,319	209,583,116
Federal Reserve Bank stock	1,749,300	1,749,300	1,257,400	1,257,400
Federal Home Loan Bank stock	1,289,600	1,289,600	1,328,000	1,328,000
Accrued interest receivable	2,409,283	2,409,283	1,235,797	1,235,797
Financial liabilities
Deposits	$402,978,192	$404,234,682	$193,464,799	$193,369,177
Repurchase agreements	1,547,273	1,547,273	1,020,710	1,020,710
Federal Home Loan Bank advances	11,000,000	10,899,894	21,000,000	20,805,895
Accrued interest payable	1,333,041	1,333,041	596,814	596,814

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not significant.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Sun American Bancorp follows.

CONDENSED BALANCE SHEETS
	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$5,365,942	$3,638,856
Investment in Bank subsidiary	80,118,464	56,053,649
Other assets	124,424	103,666

Total assets	$85,608,830	$59,796,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,094,893	$171,163
Shareholders’ equity	84,513,937	59,625,008

Total liabilities and shareholders’ equity	$85,608,830	$59,796,171

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2006	2005	2004

Equity in net income of Bank	$4,362,874	$3,537,499	$134,238
Less:
Interest expense	—	10,728	24,835
Salaries and benefits	184,811	147,622	134,347
Stock-based compensation	609,628	—	—
Other expense	389,431	460,349	203,091
Net income (loss)	$3,179,004	$2,918,800	$(228,035)

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net Income (loss)	$3,179,004	$2,918,800	$(228,035)
Adjustments:
Equity in undistributed income of Bank	(4,362,874)	(3,537,499)	(134,238)
Stock Option Expense	609,628
Change in other assets and other liabilities	(81,677)	9,726	115,096
Net cash from operating activities	(655,919)	(608,973)	(247,177)
Cash flows from investing activities
Investment in Bank	(700,000)	(32,000,000)	(10,753,337)
Net cash from investing activities	(700,000)	(32,000,000)	(10,753,337)
Cash flows from financing activities
Increase in note payable	—	2,000,000	1,000,000
Repayment of note payable	—	(2,000,000)	(1,000,000)
Issuance of preferred shares	—	—	3,095,000
Redemption of preferred shares	—	(315,000)	(2,785,000)
Proceeds from stock issuance	3,083,005	36,398,901	10,937,611
Dividends paid	—	(14,361)	(123,724)
Net cash from financing activities	3,083,005	36,069,540	11,123,887
Net change in cash and cash equivalents	1,727,086	3,460,567	123,373
Beginning cash and cash equivalents	3,638,856	178,289	54,916
Ending cash and cash equivalents	$5,365,942	$3,638,856	$178,289

NOTE 17 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2006	2005	2004
Basic earnings (loss) per share
Net income (loss)	$3,179,004	$2,918,800	$(228,035)
Less: dividends paid on preferred shares	—	(14,361)	(123,724)
Net income (loss) attributable to common shareholders	3,179,004	2,904,439	$(351,759)
Weighted average common shares outstanding, basic	18,975,862	12,122,945	7,402,509
Basic earnings (loss) per common share	$0.17	$0.24	$(0.05)
Diluted earnings (loss) per share
Net income (loss)	$3,179,004	$2,918,800	$(228,035)
Less: dividends paid on preferred shares	—	(14,361)	(123,724)
Net income (loss) attributable to common shareholders	$3,179,004	2,904,439	$(351,759)
Weighted average common shares outstanding, diluted	22,578,470	13,604,345	7,402,509
Diluted earnings (loss) per common share	$0.14	$0.21	$(0.05)

The dilution of 3,602,608 weighted average shares outstanding in 2006 (1,481,400 weighted average shares in 2005 and none in 2004) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company. Stock options and stock warrants for 1,331,600 and 596,808 shares of common stock were not considered in computing diluted earnings per common share for 2006, and stock warrants for 600,000 shares of common stock were not considered in computing diluted earnings per common share for 2005, because they were antidilutive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2006	2005	2004
Unrealized holding losses on available-for-sale securities	$(30,746)	$(184,782)	$(27,609)
Less: reclassification adjustments for gains (losses) later recognized in income	—	7,930	(32,664)
Net unrealized gains (losses)	(30,746)	(176,852)	5,055
Tax effect	11,600	67,400	(1,890)
Other comprehensive income (loss) before minority interest	(19,146)	(109,452)	3,165
Minority interest in other comprehensive (income) loss of subsidiary	9	10	(3)
Other comprehensive income (loss)	$(19,137)	$(109,442)	$3,162

NOTE 19 – PURCHASE OF ASSETS AND ASSUMPTION OF SELECTED LIABILITIES OF BEACH BANK IN 2006

On May 17, 2006, the Company entered into an Asset Acquisition and Assumption Agreement, which was subsequently amended as of November 17, 2006, pursuant to which the Bank acquired substantially all of the assets, less $1.0 million in cash and certain other assets, and assumed substantially all of the liabilities of Beach Bank. The Company issued 3.7 million shares as the acquisition transaction consideration. The transaction was completed on December 29, 2006.

The exact number of shares of Sun American Bancorp common stock issued in the Acquisition Transaction will be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet (subject to adjustment as described in the Agreement). Such final balance sheet of Beach Bank was submitted to Sun American Bancorp on February 26, 2007 and was subject to review by Sun American Bancorp. Sun American Bancorp requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by Sun American Bancorp require the consent of the shareholder representative of Beach Bank, which was not provided. Since a dispute exists with respect to such final balance sheet between Sun American Bancorp and the Beach Bank shareholder representative, the resolution will be determined pursuant to a dispute resolution mechanism set forth in the Agreement and the appropriate adjustments made to the consideration provided in the acquisition transaction. If the adjustments to the acquisition transaction consideration based on the changes requested by Sun American Bancorp are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will result in a reduction in the common stock issued. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet.

Under the purchase method of accounting, the assets and liabilities of Beach Bank were recorded at their respective fair values as of December 29, 2006, and two days of operations are included in the 2006 consolidated statements of income. Based on the ending Beach Bank tangible equity of $8.7 million times a multiple of 2.35, less adjustments of $1.0 million for excluded assets and $0.2 million for the payment of the directors’ and officers’ liability insurance premium, the net purchase price was $19.5 million, resulting in total intangible assets of $13.4 million. Of the total intangible assets, $1.1 million was allocated to core deposit intangible, $0.1 million to the fair value of branch leases, and $12.2 million to goodwill.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 – PURCHASE OF ASSETS AND ASSUMPTION OF SELECTED LIABILITIES OF BEACH BANK IN 2006 (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands of dollars):

Cash and cash equivalents	$17,949
Securities held to maturity	23,688
Federal Home Loan Bank stock	240
Loans, net	67,966
Fixed assets	888
Goodwill and intangibles	13,383
Other	2,218
Total assets acquired	126,332
Deposits	105,897
Repurchase agreements	802
Other liabilities	154
Total liabilities assumed	106,853
Net assets acquired	$19,479

The following table summarizes selected pro forma financial information but does not include amounts related to acquisition costs that were incurred to complete implementation of the acquisition.

The following pro forma financial information for 2006 and 2005 presents the consolidated operations of the Company as if the acquisitions had been made on January 1, 2005. The selected pro forma combined financial information, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

	2006		2005

Net interest income	19,671		16,576
Net income	$3,411	(1)	$884	(2)

Basic net income per common share	$0.15		$0.06
Diluted net income per common share	$0.13		$0.05

———————

(1)

Net income as reported for Sun American Bancorp ($3,179), net loss for Beach Bank ($1,032), purchase accounting adjustments, net of tax ($110), and additional recognition of deferred tax assets ($1,154) given that Beach Bank’s net loss in 2005 would defer the realization of some NOL carryforwards to 2006.

(2)

Net income as reported for Sun American Bancorp ($2,919), net loss for Beach Bank ($2,147), and purchase accounting adjustments ($112). No income taxes are recorded as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets associated with NOL carryforwards.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (Loss)	Basic	Fully Diluted
2006
First quarter	$5,444,960	$3,649,976	$272,243	$0.01	$0.01
Second quarter	5,994,640	3,764,391	581,773	0.03	0.03
Third quarter	6,555,992	4,105,772	490,751	0.03	0.02
Fourth quarter	7,104,020	3,682,263	1,834,237 (1)	0.10	0.08

2005
First quarter	$3,206,801	$2,303,281	$601,958	$0.07	$0.06
Second quarter	3,724,247	2,607,836	513,637	0.05	0.05
Third quarter	4,305,492	2,956,108	780,972	0.06	0.05
Fourth quarter	4,827,200	3,436,189	1,022,233	0.06	0.05
2004
First quarter	$1,565,332	$1,082,459	$(566,583)	$(0.10)	$(0.10)
Second quarter	2,059,873	1,483,586	(55,561)	(0.01)	(0.01)
Third quarter	2,378,823	1,817,218	158,684	0.00	(0.00)
Fourth quarter	2,844,562	2,136,174	235,425	0.03	0.03

———————

(1)

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognized the remaining portion of our deferred tax assets given our assessment and expectation of generating sufficient future taxable income. The valuation reserve was reduced by $2.2 million but was offset by $1.0 million of tax expense for a net tax provision benefit of $1.2 million. This compares to nil for the fourth quarter of 2005 and full year 2005.

BEACH BANK

Miami, Florida

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors

Beach Bank:

We have audited the accompanying balance sheets of Beach Bank (the “Bank”) as of December 28, 2006 and December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the period ended December 28, 2006 and the year ended December 31, 2005. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beach Bank as of December 28, 2006 and December 31, 2005, and the results of its operations and its cash flows for the period ended December 28, 2006 and the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on May 17, 2006, the Bank entered into an asset acquisition and assumption agreement (the “Agreement”) with a bank (the “Acquiring Bank”), wherein the Acquiring Bank was to acquire substantially all of the assets and assume substantially all of the liabilities of the Bank, subject to some conditions set forth in the Agreement. On December 29, 2006, the Bank was sold and was dissolved.

As discussed in Note 1 to the financial statements, due to the results of a regulatory examination as of October 5, 2004, the Bank consented to enter into an Order to Cease and Desist (the “Order”) as proposed by the Federal Deposit Insurance Corporation. The Order was settled in connection with the execution of the Agreement and dissolution of the Bank effective December 29, 2006.

/s/ MORRISON, BROWN, ARGIZ & FARRA, LLP

Miami, Florida

February 26, 2007

BEACH BANK

BALANCE SHEETS

	December 28, 2006	December 31, 2005
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$2,011,489	$1,975,777
Interest-bearing deposits with banks	147,228	161,277
Federal funds sold	17,038,000	—

TOTAL CASH AND CASH EQUIVALENTS	19,196,717	2,137,054

Securities available for sale	—	507,400
Securities held to maturity	24,428,936	33,153,043
Loans, net	68,482,742	81,397,239
Premises and equipment, net	1,130,173	1,511,106
Federal Home Loan Bank stock, at cost	240,500	242,000
Accrued interest receivable	536,983	662,595
Due from related party	1,206,195	—
Other assets	1,267,818	409,538

TOTAL ASSETS	$116,490,064	$120,019,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS:
Noninterest-bearing demand accounts	$22,553,922	$21,060,777
Savings, NOW and money-market accounts	17,063,122	26,599,490
Time deposits	67,196,730	53,224,967

TOTAL DEPOSITS	106,813,774	100,885,234

Federal funds purchased	—	2,600,000
Securities sold under agreements to repurchase	747,701	6,356,515
Accrued interest payable	161,378	72,151
Other liabilities	74,653	374,516

TOTAL LIABILITIES	107,797,506	110,288,416

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY:
Common stock $1 par value; 10,000,000 shares authorized, 6,039,422 shares issued and outstanding as of December 28, 2006 and December 31, 2005	6,039,422	6,039,422
Additional paid-in capital	7,051,910	7,051,910
Accumulated deficit	(4,398,774)	(3,367,173)
Accumulated other comprehensive income	—	7,400

TOTAL STOCKHOLDERS’ EQUITY	8,692,558	9,731,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,490,064	$120,019,975

The accompanying notes are an integral part of these financial statements.

BEACH BANK

STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED DECEMBER 28, 2006

AND THE YEAR ENDED DECEMBER 31, 2005

	December 28, 2006	December 31, 2005

INTEREST INCOME:
Loans	$5,501,225	$5,535,651
Securities	950,631	1,159,543
Federal funds sold	773,843	218,240
Other	17,092	15,108

TOTAL INTEREST INCOME	7,242,791	6,928,542

INTEREST EXPENSE:
Deposits	3,081,735	1,850,775
Securities sold under agreements to repurchase	39,147	66,570
Federal funds purchased	3,297	63,949

TOTAL INTEREST EXPENSE	3,124,179	1,981,294

NET INTEREST INCOME	4,118,612	4,947,248

PROVISION FOR LOAN LOSSES	—	325,241

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,118,612	4,622,007

NONINTEREST INCOME:
Deposit fees and service charges	228,806	554,312
Overdraft and uncollected fund fees	172,004	11,593
Other	32,030	64,865

TOTAL NONINTEREST INCOME	432,840	630,770

NONINTEREST EXPENSES:
Salaries and employee benefits	2,457,276	2,590,571
Occupancy	986,836	1,074,109
Professional services	848,710	1,958,865
Advertising	58,629	64,244
Data processing	252,970	276,329
Loss on sale of fixed assets	—	10,790
Other	978,632	1,424,520

TOTAL NONINTEREST EXPENSES	5,583,053	7,399,428

NET LOSS	$(1,031,601)	$(2,146,651)

The accompanying notes are an integral part of these financial statements.

BEACH BANK

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED DECEMBER 28, 2006

AND THE YEAR ENDED DECEMBER 31, 2005

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

BALANCES at December 31, 2004	$5,395,834	$5,795,002	$(1,220,522)	$29,600	$9,999,914

Comprehensive loss:
Net loss	—	—	(2,146,651)	—	(2,146,651)

Change in net unrealized gain on securities available for sale	—	—	—	(22,200)	(22,200)

Total comprehensive loss					(2,168,851)

Proceeds from issuance of 643,588 common shares, net of issuance cost $30,269	643,588	1,256,908	—	—	1,900,496

BALANCES at December 31, 2005	6,039,422	7,051,910	(3,367,173)	7,400	9,731,559

Comprehensive loss:
Net loss	—	—	(1,031,601)	—	(1,031,601)

Change in net unrealized gain on securities available for sale	—	—	—	(7,400)	(7,400)

Total comprehensive loss					(1,039,001)

BALANCES at December 28, 2006	$6,039,422	$7,051,910	$(4,398,774)	$—	$8,692,558

The accompanying notes are an integral part of these financial statements.

BEACH BANK

STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 28, 2006

AND THE YEAR ENDED DECEMBER 31, 2005

	December 28, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,031,601)	$(2,146,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374,869	314,183
Provision for loan losses	—	325,241
(Accretion of discounts) amortization of premiums on securities held to maturity	(22,926)	15,333
Loss on sale of fixed assets	—	10,790
Decrease (increase) in accrued interest receivable	125,612	(125,524)
Increase in due from related party	(1,206,195)	—
(Increase) decrease in other assets	(858,280)	626,292
Increase in accrued interest payable	89,227	25,561
Decrease in other liabilities	(299,863)	(14,742)

NET CASH USED IN OPERATING ACTIVITIES	(2,829,157)	(969,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held to maturity	—	(8,000,000)
Proceeds from calls of securities available for sale	500,000	—
Proceeds from calls and paydowns of securities held to maturity	8,747,033	867,291
Net decrease in loans	12,914,497	7,547,046
Net disposals (purchases) of premises and equipment	6,064	(554,110)
Decrease in Federal Home Loan Bank stock	1,500	304,200

NET CASH PROVIDED BY INVESTING ACTIVITIES	22,169,094	164,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,928,540	11,682,345
Decrease in federal funds purchased	(2,600,000)	(3,300,000)
Decrease in securities sold under agreements to repurchase	(5,608,814)	(1,294,590)
Decrease in Federal Home Loan Bank advance	—	(7,500,000)
Proceeds from the issuance of common stock	—	1,900,496

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,280,274)	1,488,251

Increase in cash and cash equivalents	17,059,663	683,161

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,137,054	1,453,893

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,196,717	$2,137,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$3,034,952	$1,955,733

The accompanying notes are an integral part of these financial statements.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 1. – ORGANIZATION

Nature of Operations

Beach Bank (the “Bank”) is a state-chartered commercial bank which provides a variety of financial products and services through its banking office in Miami Beach, Florida. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”).

On October 5, 2004, the Bank consented to enter into an Order to Cease and Desist (the "Order") as proposed by the FDIC. The FDIC found during their examination of the Bank that the Bank had deficiencies in violation of statutory requirements in the areas of policies, procedures, Enhanced Due Diligence, Customer Identification Programs, Know Your Customer documentation, Currency Transaction Reporting, Suspicious Activity Reporting, and account monitoring.

The Order required the Bank, among other things, to formulate a three year written strategic plan, prepare and submit to the FDIC a comprehensive budget and earnings forecast, to have and retain qualified management, to maintain a Tier I Leverage Capital ratio of not less than 7%, a Tier I Risk Based Capital Ratio of not less than 10% and a Total Risk Based Capital Ratio of at least 12%, to charge off certain classified assets, to maintain an adequate allowance for loan losses, to reduce classified assets and to adopt sound lending and collection policies. According to the Bank’s management, the requirements of the Order are the result of findings from a May 10, 2004 examination by the FDIC.

On May 17, 2006, the Bank entered into an asset acquisition and assumption agreement (the “Agreement”) with a bank (the “Acquiring Bank”), wherein the Acquiring Bank was to acquire substantially all of the assets and assume substantially all of the liabilities of the Bank, subject to some conditions set forth in the Agreement. Per the Agreement, the Bank was to establish a liquidating trust (the “Liquidating Trust”) on or prior to the transaction closing date of December 29, 2006, in connection with the transaction. To the extent that the Bank is liquidated or otherwise cease to exist, the Liquidating Trust shall have all the rights and assume all the obligations of the Bank under the Agreement. The Bank was liquidated and dissolved effective December 29, 2006.

As stipulated in the Agreement, the Bank established the Liquidating Trust in the amount of $1,000,000 for certain expenses that would be the responsibility of the Liquidating Trust, as defined in the Agreement. The Bank transferred $1,000,000, as an advance of the acquisition price, to the Liquidating Trust and is included in other assets in the accompanying balance sheet at December 28, 2006.

On December 27, 2006, the FDIC issued a Stipulation and Consent to the Issuance of an Order to Pay (“Order to Pay”) in which the Bank and the Liquidating Trust consented and agreed to the issuance of an Order to Pay by the FDIC and agreed to pay a civil money penalty in the amount of $800,000. The Liquidating Trust agreed to assume the obligation and liability for the payment of the penalty assessment in the amount of $800,000, as stipulated in the Order to Pay.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

The following is a description of the more significant accounting policies and practices adopted by the Bank:

Uses of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on or off-balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty.

Most of the Bank’s business activity is with customers located within its primary market area, which generally includes Miami-Dade County, Florida. This market area does not depend heavily on any particular industry.

At various times during the year, the Bank has maintained deposits with other financial institutions in excess of amounts received. The exposure to the Bank from these transactions is solely dependent upon daily balances and the financial strength of the respective institution.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash, balances due from banks, interest-bearing deposits with banks, and federal funds sold all of which mature within ninety days.

The Bank is required to maintain cash reserves in the form of vault cash or in noninterest-earning accounts with the Federal Reserve Bank or other qualified banks. These reserve requirements at December 28, 2006 and December 31, 2005 were approximately $350,000 and $560,000, respectively.

Securities

The Bank classifies its securities as either held to maturity or available for sale. Held to maturity securities are those which the Bank has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities or as held to maturity securities. Unrealized holding gains and losses, on available for sale securities, are excluded from earnings and reported in other comprehensive income on the balance sheet. Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific-identification method. Purchase premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Bank considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on non-accrual status or are charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This valuation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and commercial real estate loans by either the present value or expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Leasehold improvements and furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line method and accelerated methods over the estimated lives of the related assets, which ranges from 5 to 20 years. Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, which ever is shorter.

Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are credited or charged to income.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The stockholders of the Bank have elected for the Bank to be treated as an S-Corporation. For federal and state income tax purposes all items of income and expense flow through to its stockholders, therefore, no provision for income taxes has been reflected in the accompanying financial statements.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Interest Rate Risk

The Bank’s performance is dependent to a large extent on its net interest income, which is the difference between income on interest-earning assets and its interest expense on interest-bearing liabilities. The Bank, like most financial institutions, is affected by changes in general interest rate levels and by other economic factors beyond its control. Interest rate risk arises from mismatches between the dollar amount of repricing or maturing assets and liabilities (the interest rate sensitivity gap), and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive, or a negative gap. An asset-sensitive position will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Bank has attempted to structure its asset and liability management strategies to mitigate the impact of net interest income resulting from changes in market interest rates.

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement of Financial Accounting Standards (“SFAS”) No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The Statement requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Bank elected to adopt SFAS No. 123(R) on January 1, 2006 under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Bank was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank had applied APB Opinion No. 25 and related Interpretations, in accounting for stock option plan prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Bank’s stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

The following table illustrates the effect on net loss if the Bank had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation as of December 31, 2005.

2005

Net loss, as reported	$(2,146,651)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(23,006)

Pro forma net loss	$(2,169,657)

During 2006 and 2005, there were no stock options granted.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings, are components of comprehensive income.

Recently Issued Accounting Standards

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement was effective for the Bank for all accounting changes and any error corrections occurring after January 1, 2006. The adoption of this statement did not have a significant effect on the Bank’s financial statements.

Certain Hybrid Financial Instruments

In February 2006, the FASB published SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.

SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 requirements. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election may

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155.

On January 1, 2006, the Bank elected to early adopt, primarily on a prospective basis, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. In accordance with this standard, hybrid financial instruments – such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as interest-only instruments – may be accounted for at fair value, with the change recorded in current earnings. The impact of adopting this standard was not material.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for measuring fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The standard clarifies that fair value should be based on assumptions market participants would use when pricing the asset or liability. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management believes the adoption of this Statement will not have a material effect on the Bank’s financial statements.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

NOTE 3. – SECURITIES

The amortized cost, gross unrealized holding gains and losses, and fair values of securities available for sale and securities held to maturity as of December 28, 2006 and December 31, 2005 were as follows. There were no securities available for sale as of December 28, 2006.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

December 31, 2005

Other Security	$500,000	$7,400	$—	$507,400

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

December 28, 2006

U.S. Government agencies	$21,987,462	$—	$(669,734)	$21,317,728
Mortgage-backed securities	1,641,474	66	(54,021)	1,587,519
Other securities	800,000	—	(17,931)	782,069
Total	$24,428,936	$66	$(741,686)	$23,687,316

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 3. – SECURITIES (Continued)

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2005

U.S. Government agencies	$29,964,443	$—	$(743,393)	$29,221,050
Mortgage-backed securities	1,988,600	56	(58,468)	1,930,188
Other securities	1,200,000	—	(136,040)	1,063,960
Total	$33,153,043	$56	$(937,901)	$32,215,198

Expected maturities of some securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call prepayment penalties. The amortized cost and estimated fair values of securities held to maturity at December 28, 2006, by contractual maturity, are as follows:

	Held to Maturity
	Amortized Cost	Fair Vallue

Due in one year or less	$1,000,000	$984,897
Due after one year through five years	20,752,638	20,116,697
Due after five years through ten years	2,676,298	2,585,722

Total	$24,428,936	$23,687,316

There were no securities available for sale or held to maturity sold during 2006 and 2005.

Securities with an amortized cost of $5,994,624 and $9,954,101 and fair value of $5,851,460 and $9,687,784 at December 28, 2006 and December 31, 2005, respectively, were pledged as collateral to secure securities sold under agreements to repurchase.

Information pertaining to securities with gross unrealized holding losses at December 28, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Twelve Months or More		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

U.S. Government agencies	$21,317,728	$(669,734)	$21,317,728	$(669,734)
Mortgage-backed securities	1,558,622	(54,021)	1,558,622	(54,021)
Other securities	782,069	(17,931)	782,069	(17,931)

Total	$23,658,419	$(741,686)	$23,658,419	$(741,686)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 3. – SECURITIES (Continued)

At December 28, 2006, several U.S. government agency securities and one mortgage-backed security had unrealized losses over twelve months of approximately $724,000. Such securities represent approximately 97% of the total investments in marketable equity securities. Management attributes the decline in the fair value to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

At December 28, 2006, other securities included corporate bonds which had unrealized holding losses for more than twelve months. Management attributes the decline in the fair value to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investment until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

NOTE 4. – LOANS, NET

The components of the loan portfolio are as follows at December 28, 2006 and December 31, 2005:

	2006	2005

Commercial real estate	$33,299,983	$35,060,468
Commercial	11,391,646	14,833,707
Residential real estate	22,626,518	30,107,631
Construction	1,253,529	1,191,940
Consumer	1,047,045	1,331,385
Other	56,824	146,636
Total loans	69,675,545	82,671,767
Less:
Allowance for loan losses	(1,055,894)	(1,103,723)
Net deferred loan fees	(136,909)	(170,805)

Loans, net	$68,482,742	$81,397,239

Activity in the allowance for loan losses is summarized as follows:

	December 28, 2006	December 31, 2005

Balance at beginning of period	$1,103,723	$846,744
Provision for loan losses	—	325,241
Charge-offs	(47,829)	(68,262)
Balance at end of period	$1,055,894	$1,103,723

As of December 28, 2006, there were no loans on which the accrual of interest had been discontinued and approximately $651,000 at December 31, 2005. Interest income attributable to non-accrual loans amounted to $71,972 at December 31, 2005. Additional interest income on these loans for the year ended December 31, 2005 would have been approximately $30,000 had these loans performed in accordance with their original terms.

The recorded investment in loans that are considered to be impaired totaled approximately $2,487,000 and $1,964,000, at December 28, 2006 and December 31, 2005, respectively, of which none were on non-accrual basis as of December 28, 2006 and approximately $651,000 were on non-accrual basis as of December 31, 2005. The related allowance for these impaired loans was approximately $503,000 and $311,000 at December 28, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans during the period ended December 28, 2006 and the year ended December 31, 2005 was approximately $2,776,000 and $2,445,000, respectively.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 5. – PREMISES AND EQUIPMENT, NET

Premises and equipment, net, are summarized as follows:

	December 28, 2006	December 31, 2005

Furniture and equipment	$1,309,389	$1,388,558
Leasehold improvements	1,234,908	1,220,344

	2,544,297	2,608,902

Less: accumulated depreciation and amortization	1,414,124	1,097,796
	$1,130,173	$1,511,106

Depreciation and amortization of furniture and equipment, net, amounted to $374,869 and $314,183 for the period ended December 28, 2006 and the year ended December 31, 2005, respectively.

NOTE 6. – DEPOSITS

Time deposits, issued in denominations of $100,000 or more, amounted to $48,952,626 and $39,856,926 at December 28, 2006 and December 31, 2005, respectively.

The scheduled maturities of time deposits at December 28, 2006 are as follows:

$65,176,484
1,735,739
284,507

$67,196,730

NOTE 7. – FEDERAL FUNDS PURCHASED

As of December 28, 2006, the Bank did not have any federal funds purchased. The following table sets forth certain information pertaining to federal funds purchased as of December 31, 2005:

December 31, 2005

Federal Funds Purchased
Balances outstanding at end of year	$2,600,000

Maximum amount outstanding at any month-end during the year	$2,600,000

Average balance outstanding during the year	$2,157,033

Weighted average interest rate for the year	2.96%

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 8. – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table sets forth certain information pertaining to securities sold under agreements to repurchase:

	December 28, 2006	December 31, 2005

Balances outstanding at end of period	$747,701	$6,356,515
Carrying value of securities pledged for repurchase agreements (fair value approximately $5,851,000 and 9,688,000 for 2006 and 2005, respectively)	$5,994,624	$9,954,101

NOTE 9. – STOCK OPTION PLAN

The Bank adopted a stock option plan (the “Plan”) for its directors, officers and employees. Under this plan, the total number of shares which may be issued is 1,027,166. The option exercise price shall not be less than the fair market value at the date of grant. The term of the options cannot exceed ten years and the options vest ratably over a three-year period. The options have terms of 10 years. At December 28, 2006 and December 31, 2005, 342,166 shares remained available for grant. Effective December 29, 2006, the Plan was terminated in connection with the dissolution of the Bank.

A summary of stock options is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value

Balance at December 31, 2004	685,000	$2.06

Options granted	—	—

Balance at December 31, 2005	685,000	$2.06

Options granted	—	—

Balance at December 28, 2006	685,000	$2.06	$4.22	$—

Exercisable at December 28, 2006	602,500	$2.00	$3.75	$—

NOTE 10. – COMMITMENTS AND CONTINGENCIES

Litigation

The Bank is involved in litigation arising from transactions in the ordinary course of business. Management believes that the ultimate liability, if any, resulting from transactions in the ordinary course of business will not have a material effect on the financial position or results of operations of the Bank.

Off-Balance Sheet Risk

The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded commitments under lines of credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary.

The following off-balance-sheet instruments were outstanding whose contract amounts represent credit risk:

	December 28, 2006	December 28, 2005

Commitments to extend credit	$—	$580,000
Unfunded commitments under lines of credit	$—	$13,985,000
Standby letters of credit	$1,282,000	$1,054,000

Operating Leases

The Bank leases its facilities under noncancelable leases expiring through 2010. The leases are subject to annual rent increases. Rent expense for the period ended December 28, 2006 and the year ended December 31, 2005 was $375,836 and $505,800, respectively. In accordance with the Agreement (NOTE 1) all except for one lease, expiring in February 2007, was assumed by the Acquiring Bank. The future minimum payments on this lease at December 28, 2006 is approximately $13,000 for the year ended December 31, 2007.

An irrevocable standby letter of credit has been issued by Independent Bankers Bank to the Bank in order to secure the lease of the branch premises. As of December 28, 2006 and December 31, 2005, the balance of the irrevocable standby letter of credit was $100,000 and $125,000, respectively.

NOTE 11. – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Values of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates, using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from these disclosure

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 11. – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.  The following methods and assumptions were used by the Bank in estimating fair values of financial instruments:

Cash and Cash Equivalents

For these short-term instruments, the carrying amount approximates fair value.

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of FHLB stock approximates fair value, based on the redemption provisions of the FHLB.

Loans

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivables and payables approximate fair value due to their short term maturities.

Deposits

The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Short-Term Borrowings

The carrying amounts of federal funds and borrowings under repurchase agreements approximate their fair values.

Off-Balance Sheet Instruments

Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair values for off-balance-sheet stand by letters of credit are considered nominal.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 11. – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At December 28, 2006 and December 31, 2005, the estimated fair values and carrying amounts of the Bank’s financial instruments are approximately as follows:

	Carrying Amount	Fair Value

December 28, 2006
Financial assets:
Cash and equivalents	$19,197,000	$19,197,000
Securities held to maturity	24,429,000	23,687,000
Loan, net	68,483,000	68,439,000
Federal Home Loan Bank stock	241,000	241,000
Accrued interest receivable	537,000	537,000
Due from related party	1,206,000	1,206,000

Financial liabilities:
Deposits	106,814,000	105,413,000
Securities sold under agreements to repurchase	748,000	748,000
Accrued interest payable	161,000	161,000

Off-balance sheet	—	—

	Carrying Amount	Fair Value

December 31, 2005
Financial assets:
Cash and equivalents	$2,137,000	$2,137,000
Securities available for sale	507,000	507,000
Securities held to maturity	33,153,000	32,215,000
Loan, net	81,397,000	80,512,000
Federal Home Loan Bank stock	242,000	242,000
Accrued interest receivable	663,000	663,000

Financial liabilities:
Deposits	100,885,000	99,684,000
Federal funds purchased	2,600,000	2,600,000
Securities sold under agreements to repurchase	6,357,000	6,357,000
Accrued interest payable	72,000	72,000

Off-balance sheet	—	—

NOTE 12. – REGULATORY MATTERS

The Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, asset quality, capital adequacy and economic conditions. It is likely that these factors would further limit the amount of dividend which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 12. – REGULATORY MATTERS (Continued)

The Bank is subject to various regulatory capital requirements administered by the regulatory authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaking, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2005, that the Bank met all capital adequacy requirements to which it was subject.

As of December 28, 2006, the most recent notification from Regulatory Authorities categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action provisions of the Federal Deposit Insurance Corporation Rules and Regulations. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Bank was liquidated and dissolved effective December 29, 2006 (NOTE 1), therefore the Bank was no longer required to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands) as of December 31, 2005:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions		Minimum Established by the FDIC in Accordance with Order
	Amount	%	Amount	%	Amount	%	Amount	%

Total Capital to Risk- Weighted Assets	$10,740	13.35%	$6,435	8.00%	$8,044	10.00%	$9,652	12.00%
Tier 1 Capital to Risk- Weighted Assets	9,724	12.09	3,217	4.00	4,826	6.00	8,044	10.00
Tier 1 Capital to Average Assets	9,724	8.25	3,538	3.00	5,896	5.00	8,255	7.00

NOTE 13. – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank accepts deposits from and makes loans to principal officers and directors and their affiliates. The loans are on substantially the same terms, including interest rate and collateral requirements, as those prevailing at the time of the loan origination for comparable transactions with nonaffiliated persons. As of December 28, 2006 and December 31, 2005 there were no related party loans outstanding. As of December 28, 2006 and December 31, 2005, there were $6,603,562 and $7,964,579, respectively, in deposits held by related parties.

During the period ended December 28, 2006, the Bank paid approximately $406,000 of expenses that were the responsibility of the Liquidating Trust and are recorded as amounts due from related party in the accompanying balance sheet as of December 28, 2006.

On December 27, 2006, the Bank paid the civil money penalty in the amount of $800,000 on behalf of the Liquidating Trust (NOTE 1) and is recorded as amount due from related party in the accompanying balance sheet as of December 28, 2006.

BEACH BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 28, 2006 AND DECEMBER 31, 2005

NOTE 14. – PROFIT SHARING PLAN

The Bank sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length of service requirements. The Bank’s contributions to the profit sharing plan are discretionary and are determined annually. No contributions were made for the period ended December 28, 2006 and the year ended December 31, 2005. Effective December 29, 2006, the 401(k) profit sharing plan is in the process of being terminated in connection with the dissolution of the Bank.

INDEPENDENT COMMUNITY BANK

Tequesta, Florida

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Independent Community Bank

Tequesta, Florida

We have audited the accompanying balance sheets of Independent Community Bank as of December 31, 2006 and 2005, and the related statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Community Bank as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE CHIZEK AND COMPANY LLC

CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

March 26, 2007

INDEPENDENT COMMUNITY BANK

BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2006	2005
ASSETS
Cash and due from banks	$13,089	$25,345
Federal funds sold	—	1,449
Cash and cash equivalents	13,089	26,794
Securities available for sale	9,831	8,418
Securities held to maturity	2,000	2,000
Loans, net	109,378	107,597
Accrued interest receivable	634	501
Federal Home Loan Bank stock	788	574
Premises and equipment, net	293	311
Other assets	513	206
	$136,526	$146,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$15,800	$22,248
Savings, NOW and money market	65,057	94,418
Time	27,814	7,376
Total deposits	108,671	124,042
Federal funds purchased and repurchase agreements	4,092	2,929
Federal Home Loan Bank advances	9,000	7,000
Accrued interest payable and other liabilities	243	262
Total liabilities	122,006	134,233

Shareholders’ equity
Common stock, $5 par value; 2,000,000 shares authorized; 1,090,473 and 1,069,087 shares issued and outstanding	5,452	5,367
Additional paid-in capital	4,955	4,762
Retained earnings	4,236	2,255
Accumulated other comprehensive loss	(123)	(216)
Total shareholders’ equity	14,520	12,168

	$136,526	$146,401

See accompanying notes

INDEPENDENT COMMUNITY BANK

STATEMENTS OF INCOME

Years ended December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2006	2005
Interest income
Loans, including fees	$8,782	$6,797
Securities	476	441
Federal funds sold and other	356	279
	9,614	7,517
Interest expense
Deposits	3,258	2,127
Federal funds purchased and repurchase agreements	112	71
Federal Home Loan Bank advances	368	185
	3,738	2,383

Net interest income	5,876	5,134

Provision for loan losses	—	645

Net interest income after provision for loan losses	5,876	4,489

Noninterest income
Service charges on deposit accounts	78	72
Other	105	107
	183	179
Noninterest expense
Salaries and employee benefits	1,688	1,274
Occupancy and equipment	452	388
Professional fees	126	139
Data processing	181	135
Other	504	421
	2,951	2,357

Income before taxes	3,108	2,311

Income taxes	1,127	909

Net income	$1,981	$1,402

See accompanying notes

INDEPENDENT COMMUNITY BANK

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2005	1,069,087	$5,345	$4,736	$853	$(77)	$10,857

Comprehensive income:
Net income				1,402		1,402
Change in unrealized loss on securities available for sale, net of tax effect					(139)	(139)
Comprehensive income						1,263

Exercise of stock options, including tax benefit of $4	4,398	22	26			48

Balance at December 31, 2005	1,073,485	5,367	4,762	2,255	(216)	12,168

Comprehensive income:
Net income				1,981		1,981
Change in unrealized loss on securities available for sale, net of tax effect					93	93
Comprehensive income						2,074

Issuance of common stock in lieu of directors’ fees	3,198	16	32			48

Exercise of stock options, including tax benefit of $92	13,790	69	161			230

Balance at December 31, 2006	1,090,473	$5,452	$4,955	$4,236	$(123)	$14,520

See accompanying notes

INDEPENDENT COMMUNITY BANK

STATEMENTS OF CASH FLOWS

Years ended December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2006	2005
Cash flows from operating activities
Net income	$1,981	$1,402
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	117	110
Provision for loan losses	—	645
Net amortization of securities available for sale	15	58
Issuance of common stock in lieu of directors’ fees	48	—
Change in:
Deferred income taxes	2	188
Accrued interest receivable and other assets	(498)	51
Accrued interest payable and other liabilities	(19)	140
Net cash from operating activities	1,646	2,594

Cash flows from investing activities
Securities available for sale:
Purchases	(1,996)	—
Principal repayments, calls and maturities	717	2,715
Net increase in loans	(1,781)	(28,665)
Net change in Federal Home Loan Bank stock	(214)	(292)
Purchase of premises and equipment, net	(99)	(152)
Net cash from investing activities	(3,373)	(26,394)

Cash flows from financing activities
Net change in deposits	(15,371)	33,816
Net change in federal funds purchased and repurchase agreements	1,163	166
Net change in short-term Federal Home Loan Bank advances	7,000	1,000
Proceeds from long-term Federal Home Loan Bank advances	—	5,000
Repayment of long-term Federal Home Loan Bank advances	(5,000)	(2,000)
Proceeds from the exercise of stock options, including tax benefit in 2006	230	44
Net cash from financing activities	(11,978)	38,026

Net change in cash and cash equivalents	(13,705)	14,226

Beginning cash and cash equivalents	26,794	12,568

Ending cash and cash equivalents	$13,089	$26,794

Supplemental cash flow information:
Interest paid	$3,683	$2,296
Income taxes paid	1,380	475

See accompanying notes

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Independent Community Bank (the “Bank”) is a state-chartered commercial bank with one banking office located in Tequesta, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer; however, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Bank’s market area.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses is particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand and deposits with other financial institutions under 90 days. Net cash flows are reported for customer loan and deposit transactions.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Federal Home Loan Bank stock is carried at cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives on an accelerated basis.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Stock Compensation: Effective January 1, 2006, the Bank adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the prospective transition method. Accordingly, the Bank was required to begin recording stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this Standard had no effect on net income as the Bank granted no options in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost was reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

Benefit Plans: The Bank sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Bank's contributions are discretionary and are determined annually. Expense related to the plan in 2006 and 2005 was $1 and $1.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $364 and $538 was required to meet regulatory reserve and clearing requirements at year end 2006 and 2005. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital levels and limit the dividends paid by the bank to shareholders.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at year end were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
Available for sale
U.S. Government agencies	$5,981	$2	$(86)	$5,897
Mortgage-backed	2,747	—	(51)	2,696
Corporate	1,300	—	(62)	1,238
Total securities available for sale	$10,028	$2	$(199)	$9,831
Held to maturity
U.S. Government agencies	$2,000	$—	$(71)	$1,929

2005
Available for sale
U.S. Government agencies	$3,979	$—	$(102)	$3,877
Mortgage-backed	3,485	—	(82)	3,403
Corporate	1,300	—	(162)	1,138
Total securities available for sale	$8,764	$—	$(346)	$8,418
Held to maturity
U.S. Government agencies	$2,000	$—	$(53)	$1,947

The fair value of debt securities and carrying amount, if different, at year end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	—	—	6,554
Due from five to ten years	2,000	1,929	581
Due after ten years	—	—	—
Mortgage-backed	—	—	2,696
	$2,000	$1,929	$9,831

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 2 – SECURITIES (Continued)

No securities were sold during 2006 or 2005.

Securities with a carrying value of approximately $10,189 at year end 2006 and $9,226 at year end 2005 were pledged to secure public funds and repurchase agreements.

Gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2006
Available for Sale
U.S. Government agencies	$—	$—	$3,898	$(86)	$3,898	$(86)
Mortgage-backed	922	(13)	1,774	(38)	2,696	(51)
Corporate	—	—	1,238	(62)	1,238	(62)

Held to Maturity
U.S. Government agencies	—	—	1,929	(71)	1,929	(71)
	$922	$(13)	$8,839	$(257)	$9,761	$(270)
2005
Available for Sale

U.S. Government agencies	$971	$(15)	$2,906	$(87)	$3,877	$(102)
Mortgage-backed	—	—	3,402	(82)	3,402	(82)
Corporate	—	—	1,139	(162)	1,139	(162)

Held to Maturity

U.S. Government agencies	—	—	1,947	(53)	1,947	(53)
	$971	$(15)	$9,394	$(384)	$10,365	$(399)

The Bank evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Bank considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At year end 2006 and 2005, securities with unrealized losses had depreciated 2.7% and 3.7% from the Bank’s amortized cost basis. These unrealized losses related principally to changes in interest rates. As the Bank has the ability to hold these securities for the foreseeable future since they are classified as either available for sale or held to maturity, no declines were deemed to be other than temporary.

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS

Year end loans were as follows.

	2006	2005
Commercial	$8,351	$6,873
Commercial real estate	92,662	87,561
Residential real estate	8,085	11,379
Consumer	1,849	3,314
	110,947	109,127
Less:
Net deferred loan fees	(75)	(36)
Allowance for loan losses	(1,494)	(1,494)

	$109,378	$107,597

Loans to certain executive officers, directors and companies with which they are affiliated totaled approximately $2,678 and $3,009 at year end 2006 and 2005.

	2006	2005
Beginning balance	$1,494	$824
Provision for loan losses	—	645
Charge-offs	—	—
Recoveries	—	25

Ending balance	$1,494	$1,494

Impaired loans were as follows.

	2006	2005
Year end loans with no allocated allowance for loan losses	$3,085	$—

Year end loans with allocated allowance for loan losses	—	—

	$3,085	$—

Amount of the allowance for loan losses allocated	$—	$—

Average of impaired loans during the year	$237	$—
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

Impaired loans as of December 31, 2006 consisted of one loan, which was subsequently sold at par in February 2007. No loans were on nonaccrual status or past due over 90 days and still on accrual at year end 2006 or 2005.

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 4 – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows.

	2006	2005
Leasehold improvements	$272	$237
Furniture, fixtures and equipment	981	940
	1,253	1,177
Accumulated depreciation	(960)	(866)

	$293	$311

The Bank leases its office facilities under operating leases. The leases contain annual escalations and have renewal options. Rent expense under these operating leases for 2006 and 2005 was $260 and $218. Rent commitments under these noncancelable operating leases were as follows, before considering renewal options.

2007	$178
2008	184
2009	155
2010	160
2011	165
Thereafter	170
$1,012

NOTE 5 – DEPOSITS

Deposits from principal officers, directors, and their affiliates at year end 2006 and 2005 were $6,033 and $6,240.

Time deposits of $100,000 or more were $19,647 and $5,299 at year end 2006 and 2005.

At year end 2006, scheduled maturities of time deposits were as follows.

2007	$27,045
2008	339
2009	—
2010	410
2011	20
$27,814

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows.

	2006	2005
Fixed-rate advance, 2.13%, due March 2006	$—	$1,000
Fixed-rate advance, 3.87%, due May 2006	—	1,000
Fixed-rate advance, 4.10%, due November 2006	—	1,000
Fixed-rate advance, 5.64%, due January 2007	3,000	—
Fixed-rate advance, 5.43%, due April 2007	2,000	—
Fixed-rate advance, 4.25%, due May 2007	1,000	1,000
Fixed-rate advance, 5.45%, due May 2007	3,000	—
Convertible, variable-rate advance until May 2006, 3.87%, due May 2010	—	3,000

	$9,000	$7,000

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date with a prepayment penalty at the option of the Federal Home Loan Bank. The advances were collateralized by a blanket pledge of substantially all of the Bank’s loan portfolio at year end 2006.

NOTE 7 – INCOME TAXES

Income tax expense was as follows.

	Current	Deferred	Total
2006
Federal	$951	$1	$952
State	174	1	175

	$1,125	$2	$1,127

2005
Federal	$621	$161	$782
State	100	27	127
	$721	$188	$909

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following.

	2006	2005
Federal statutory rate times financial statement income	$1,057	$785
Effect of:
State taxes, net of federal benefit	115	84
Other	(45)	40

	$1,127	$909

Year end deferred tax assets and liabilities were due to the following.

	2006	2005
Deferred tax assets
Allowance for loan losses	$467	$467
Unrealized loss on investment securities available for sale	74	130
Depreciation	26	—
	567	597
Deferred tax liabilities
Accrual to cash conversion	(193)	(144)
Loan origination costs	(59)	(76)
Other	—	(4)
	(252)	(224)

Net deferred tax asset	$315	$373

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 8 – STOCK OPTIONS

Certain key employees and directors of the Bank have options to purchase shares of the Bank's common stock under its 1999 stock option plan. Under the plan, up to 146,581 shares may be issued. At year end 2006, 1,004 shares remained available for grant. In 2004, the shareholders approved a director stock option plan. Under the 2004 plan, up to 50,760 shares may be issued. At year end 2006, 2,547 shares remained available for grant. In 2006, the shareholders approved the 2006 Stock Option Plan. Under the 2006 plan, up to 46,000 shares may be issued. At year end 2006, all shares remained available for grant. The exercise price is equal to or in excess of the market price at date of grant. The maximum option term is ten years and the options vest over one to four years.

A summary of the activity in the stock option plan for 2006 follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	139,191	$10.53
Granted	—	—
Exercised	(13,790)	10.00
Forfeited or expired	—	—
Outstanding at end of year	125,401	$10.59	6.8 years	$3,037

Exercisable at end of year	119,994	$10.00	6.3 years	$2,977

Information related to the stock option plan during each year follows.

	2006	2005
Intrinsic value of options exercised	$244	$22
Cash received from option exercises	138	44
Tax benefit realized from option exercises	92	4

At year end 2006, there was no unrecognized compensation cost related to nonvested stock options granted under the Bank’s plans.

NOTE 9 – REGULATORY MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 9 – REGULATORY MATTERS (Continued)

Actual and required capital amounts and ratios are presented below at year end.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk-weighted assets)	$16,130	13.6%	$9,518	8.0%	$11,897	10.0%
Tier 1 capital (to risk-weighted assets)	14,643	12.3	4,759	4.0	7,138	6.0
Tier 1 capital (to average assets)	14,643	11.4	5,144	4.0	6,430	5.0

2005
Total capital (to risk-weighted assets)	$13,859	11.7%	$9,440	8.0%	$11,800	10.0%
Tier 1 capital (to risk-weighted assets)	12,384	10.5	4,720	4.0	7,080	6.0
Tier 1 capital (to average assets)	12,384	9.7	5,112	4.0	6,390	5.0

NOTE 10 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

Commitments at year end were as follows.

	2006	2005

Unused commitments	$20,309	$19,598
Letters of credit	130	558

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,089	$13,089	$26,794	$26,794
Securities available for sale	9,831	9,831	8,418	8,418
Securities held to maturity	2,000	1,929	2,000	1,947
Loans, net	109,378	109,172	107,597	107,374
Accrued interest receivable	634	634	501	501
Federal Home Loan Bank stock	788	788	574	574
Financial liabilities
Deposits	(108,671)	(108,670)	(124,042)	(124,028)
Federal funds sold and
repurchase agreements	(4,092)	(4,092)	(2,929)	(2,929)
Federal Home Loan Bank
advances	(9,000)	(8,993)	(7,000)	(6,885)
Accrued interest payable	(80)	(80)	(25)	(25)

INDEPENDENT COMMUNITY BANK

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

NOTE 11 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The estimated fair value for off-balance-sheet loan commitments is considered nominal.

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows.

	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$149	$(209)
Reclassification adjustment for gains realized in income	—	—
Net unrealized gains (losses)	149	(209)
Tax effect	(56)	70

Other comprehensive income (loss)	$93	$(139)

NOTE 13 – MERGER AGREEMENT

On November 17, 2006, the Bank entered into an Agreement and Plan of Merger (“Merger Agreement”) with Sun American Bancorp, a single bank holding company organized under the laws of the State of Delaware, and its subsidiary, Sun American Bank, a Florida-chartered commercial bank, whereby the Bank will merge with and into Sun American Bank (“Merger”).

The Merger Agreement provides that at the closing of the Merger, the Bank's shareholders will have their shares canceled and converted into the right to receive either $34.81 in cash or 6.4463 shares of Sun American Bancorp common stock, or a combination thereof at the election of each shareholder, for each share of Bank common stock owned, provided that not more than 42% of the total number of shares of the Bank’s common stock outstanding at the effective time of the Merger may be converted into cash consideration and the remaining outstanding shares will be converted into Sun American Bancorp common stock. Accordingly, each shareholder may receive a combination of cash and shares of Sun American Bancorp common stock that is different than what was elected, depending on the elections made by other Bank shareholders.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2006.

ITEM 9A (T).

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required to be included in this Item 10 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

The Company’s Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the Company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code.

ITEM 11.

EXECUTIVE COMPENSATION

Information required to be included in this Item 11 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required to be included in this Item 12 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required to be included in this Item 13 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

At December 31, 2006, the Bank extended two l ines of credit to business entities affiliated with Director Stephen Perrone, who also serves as a director for the Company, in the aggregate amount of $6.9 million. Accrued interest on these loans amounted to $24,631 at December 31, 2006. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O, under the same terms available to the general public without preferential treatment.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be included in this Item 14 is incorporated by reference to certain information from the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007)

3.2

Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2005)

4.1

Stock Certificate for Common Stock (2)

4.2

Form of Class A Warrant Certificate to Purchase Shares of Common Stock (6)

4.3

Form of Class B Warrant Certificate to Purchase Shares of Common Stock (6)

4.4

Form of Class C Warrant Certificate to Purchase Shares of Common Stock (6)

4.5

Form of Class D Warrant Certificate to Purchase Shares of Common Stock (6)

4.6

Form of Class E Warrant Certificate to Purchase Shares of Common Stock (6)

4.7

Form of Series F Common Stock Purchase Warrant (incorporated herein by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, November 11, 2005, and December 14, 2005).

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

10.1

Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001. (5)

10.2

Employment Agreement dated May 22, 2006 by and among Michael E. Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006).* (4)

10.3

Employment Agreement dated as of June 5, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2005). * (4)

10.4

Amendment to Employment Agreement dated as of September 20, 2006 by and among Hugo Castro, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006). * (4)

10.5

Employment Agreement dated January 17, 2007 by and between Michael E. Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).* (4)

10.6

Asset Purchase Agreement between PanAmerican Bank and Gulf Bank dated October 9, 2003. (3)

10.7

Company Promissory Note for a $2,000,000 revolving line of credit dated February 25, 2005 (4)

10.8

Bank $5,000,000 unsecured credit facility dated May 16, 2005 (4)

10.9

Amended and Restated Incentive Stock Option Plan (incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*

10.10

Amended and Restated Directors Stock Option Plan (incorporated by reference to the Company’s proxy statement filed with the SEC on May 18, 2005)*

10.11

Non-Qualified Stock Options granted to outside directors and Incentive Stock Options granted to executive officers on July 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2005).*

10.12

Amended and Restated 2005 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report S-8 Securities to be offered in employee benefit plans filed with the Securities and Exchange Commission on February 1, 2007)*

10.13

Loan agreement with Robert Nichols, dated as of October 3, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).*

10.14

Loan agreement with Michael E. Golden, dated as of November 15, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006).*

10.15

Form of Securities Purchase Agreement dated as of December 14, 2005, by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, November 11, 2005, and December 14, 2005).

10.16

Form of Registration Rights Agreement dated as of December 14, 2005, by and among the Company and the Investors (incorporated herein by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005, November 11, 2005, and December 14, 2005).

10.17

Board resolution adopting Warrant Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).*

10.18

Acceleration of the vesting of stock options (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006).

10.19

Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank, dated as of May 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.20

Agreement and Plan of Merger among the Company, the Bank, and Independent Community Bank, dated as of November 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2006).

10.21

First Amendment to Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank dated as of November 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2006).

10.22

Escrow Agreement among the Company, the Bank, Beach Bank, Michael Kosnitzky, as shareholder representative and the trustee of the Liquidating Trust, and Northern Trust, N.A., dated as of December 29, 2006. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 17 to consolidated financial statements included in this Form 10-K).

14.1

Code of Ethics (4)

21.0

Subsidiaries

23.1

Consent of Crowe Chizek and Company LLC

23.2

Consent of Morrison, Brown, Argiz & Farra, LLP

23.3

Consent of Crowe Chizek and Company LLC

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32

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

(6)

Filed as an exhibit to Form 10-KSB of the registrant on March 29, 2006.

*

Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

By:	s/ MICHAEL E. GOLDEN
Name: Michael E. Golden Title: Chief Executive Officer

March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March 28, 2007
Michael E. Golden

Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	March 28, 2007
Robert L. Nichols

Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March 28, 2007
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March 28, 2007
Michael E. Golden

/s/ NELSON FAMADAS	Director and Vice Chairman	March 28, 2007
Nelson Famadas	of the Board

/s/ LEONARD F. MARINELLO	Director	March 28, 2007
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	March 28, 2007
Stephen L. Perrone

/s/ ALBERTO VALLE	Director	March 28, 2007
Alberto Valle

/s/ MICHAEL F. ROSINUS	Director	March 28, 2007
Michael F. Rosinus