Form 10-Q
period 2007-03-31
Sun American Bancorp
filed 2007-05-15
CIK 1042521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: March 31, 2007

Commission file number 0-22911

______________

SUN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

______________

Delaware	65-0325364
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1200 North Federal Highway, Suite 111A

Boca Raton, Florida 33432

(Address of principal executive offices)

(561) 544-1908

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2007:

27,333,076 shares of Common Stock

Index

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1

Consolidated Balance Sheets as of March 31, 2007 And December 31, 2006

1

Consolidated Statements Of Income for the Three Months Ended March 31, 2007 And 2006

2

Consolidated Statements Of Cash Flows for the Three Months Ended March 31, 2007 And 2006

3

Consolidated Statements Of Changes In Stockholders’ Equity for the Three Months Ended

March 31, 2007 And 2006

4

Notes to Consolidated Financial Statements

5

Item 2. Management’s Discussion and Analysis or Plan of Operation.

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

23

Item 4T. Controls and Procedures

25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Securities Holders

26

Item 5. Other Information

26

Item 6. Exhibits

26

SIGNATURES

27

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$22,773,873	$7,878,379
Federal funds sold	2,229,867	48,537,000
Total cash and cash equivalents	25,003,740	56,415,379
Securities available for sale	16,850,390	5,173,796
Securities held to maturity (fair value 2007 - $51,088,080, 2006 - $51,980,571)	51,191,988	52,244,379
Loans, net (of allowance for loan losses of $3,962,300 and $3,052,638)	444,432,066	350,742,657
Federal Reserve Bank stock	2,331,200	1,749,300
Federal Home Loan Bank stock	2,858,500	1,289,600
Accrued interest receivable	2,837,377	2,409,283
Premises and equipment, net	10,816,174	9,880,563
Goodwill	43,721,633	17,440,156
Intangibles	3,436,599	1,758,082
Other assets	5,115,048	4,780,002
	$608,594,715	$503,883,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$88,012,963	$53,334,086
Interest bearing	366,787,997	349,644,106
Total deposits	454,800,960	402,978,192
Repurchase agreements	4,753,209	1,547,273
Federal Home Loan Bank advances	38,000,000	11,000,000
Accrued expenses and other liabilities	4,110,831	3,816,044
Total liabilities	501,665,000	419,341,507
Minority interest	41,206	27,753
Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 2007 – 27,313,082 shares outstanding, 2006 – 23,176,643 shares outstanding	500,454	459,090
Capital surplus	109,397,984	87,180,224
Accumulated deficit	(2,819,015)	(2,915,439)
Accumulated other comprehensive loss	(190,914)	(209,938)
Total shareholders’ equity	106,888,509	84,513,937

	$608,594,715	$503,883,197

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2007 and 2006

	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$7,621,630	$5,016,929
Securities	773,012	289,621
Federal funds sold and other	362,948	138,410
	8,757,590	5,444,960
Interest expense:
Deposits	3,710,288	1,605,106
Other	145,549	189,878
	3,855,837	1,794,984

Net interest income before provision for loan losses	4,901,753	3,649,976
Provision for loan losses	—	432,166

Net interest income after provision for loan losses	4,901,753	3,217,810

Non-interest income:
Service charges on deposit accounts	355,926	219,038
Fees for other services to customers	127,242	—
	483,168	219,038

Non-interest expenses:
Salaries and employee benefits	2,480,822	1,695,961
Occupancy and equipment	1,200,112	574,014
Data and item processing	365,170	150,768
Professional fees	303,709	163,903
Insurance	141,375	47,510
Other	661,160	532,132
	5,152,348	3,164,288

Income before income taxes and minority interest	232,573	272,560

Minority interest in net income of subsidiary	(13,453)	(317)

Income before provision for income taxes	219,120	272,243
Income tax expense	122,696	—
Net income	$96,424	$272,243

Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01
Weighted average number of common shares, basic	23,148,412	18,569,893
Weighted average number of common shares, diluted	26,568,636	21,857,769

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and 2006

	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$(635,939)	$592,098

Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	540	927
Maturities and pay-downs of held to maturity securities	1,123,465	338,289
Sale (Purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	(1,635,100)	278,900
Decrease (Increase) in net loans	9,935,286	(35,148,688)
Cash equivalents acquired from Independent Community Bank	35,156,280	—
Cash paid for Independent Community Bank	(18,433,791)	—
Purchase of premises and equipment	(960,905)	(604,710)
Net cash provided by (used in) investing activities	25,185,775	(35,135,282)

Cash flows from financing activities:
Net decrease (increase) in federal funds purchased and securities sold under repurchase agreements	(124,075)	376,333
Increase in Federal Home Loan Bank Advances	26,000,000	—
Repayment of Federal Home Loan Bank Advances	(5,000,000)	(10,000,000)
Net increase (decrease) in deposits	(76,825,956)	39,170,526
Proceeds from exercise of warrants	20,000	817,975
Proceeds from exercise of stock options	12,956	13,235
Common stock issuance costs	(44,400)	(24,018)
Proceeds from issuance of stock	—	149,000
Net cash provided (used) by financing activities	(55,961,475)	30,503,051

Net change in cash and cash and equivalents	(31,411,639)	(4,040,133)

Cash and cash equivalents at beginning of period	56,415,379	27,581,079

Cash and cash equivalents at end of period	$25,003,740	$23,540,946

Supplemental cash flow information:
Interest paid	$3,908,687	$1,687,609
Income taxes paid	$—	$222,000
Fair value of noncash assets acquired	$144,450,000	$—
Fair value of liabilities assumed	$138,776,000	$—
Fair value of common stock issued	$22,016,000	$—

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2007 and 2006

	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$412,333	$65,299,226	$(5,895,750)	$(190,801)	$59,625,008

Comprehensive Income:
Net income	—	—	272,243	—	272,243
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	(41,283)	(41,283)
Total comprehensive income					230,960
Issuance of 37,250 shares of common stock	372	124,610	—	—	124,982
227,850 warrants exercised	2,279	815,696	—	—	817,975
5,640 stock options exercised	56	13,179	—	—	13,235
Recognition of stock-based compensation expense	—	243,488	—	—	243,488
Cumulative effect of adoption of SAB No.108, net of tax	—	—	(198,693)	—	(198,693)
Balance at March 31, 2006	$415,040	$66,496,199	$(5,822,200)	$(232,084)	$60,856,955
Balance at January 1, 2007	$459,090	$87,180,224	$(2,915,439)	$(209,938)	$84,513,937
Comprehensive Income:
Net income	—	—	96,424	—	96,424
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	19,024	19,024
Total comprehensive income					115,448
Issuance of 4,077,039 shares of common stock	40,770	21,930,840	—	—	21,971,610
5,000 warrants exercised	50	19,950	—	—	20,000
4,400 stock options exercised	44	12,912	—	—	12,956
50,000 restricted stock granted	500	(500)	—	—	—
Recognition of stock-based compensation expense	—	254,558	—	—	254,558
Balance at March 31, 2007	$500,454	$109,397,984	$(2,819,015)	$(190,914)	$106,888,509

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Critical Accounting Policies

Sun American Bancorp (the “Company”) has identified five policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis (see Asset Quality and Nonperforming Assets).

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2006, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of the reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.

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

Investment Securities: The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments for which management has the intent and the Company has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale, below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 315,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

At March 31, 2007, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 1 million shares of common stock, of which 221,500 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 1 million shares of common stock, of which 40,960 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 4 million shares with 3 million shares allocated to incentive stock options. At March 31, 2007, 1,888,250 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date March 31, 2007		Full Year December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,086,353	$3.95	2,065,030	$3.34
Granted	700,150	5.23	1,114,400	5.10
Exercised	(4,400)	2.94	(5,640)	2.35
Forfeited or expired	(17,580)	5.21	(87,437)	4.46
Outstanding at end of period	3,764,523	$4.18	3,086,353	$3.95
Options exercisable at end of period	1,867,113	$3.43	1,516,725	$3.19

The aggregate intrinsic value for stock options outstanding and options exercisable at March 31, 2007, was $3.5 million and $3.0 million, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at March 31, 2007, was 8.2 years and 7.3 years, respectively.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2007, proceeds from the exercise of 4,400 stock options amounted to $12,956 with an intrinsic value of $9,420 on the date of exercise. The fair value of shares vesting in the period, based upon the closing price of $5.00 on the Nasdaq Global Market, on March 31, 2007, was $1.8 million.

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

Black-Scholes assumptions	Three Months Ended March 31, 2007	Year Ended December 31, 2006

Risk-free interest rate	4.79%	4.93%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	20%	21%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	$1.77	$1.98

As of March 31, 2007, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date March 31, 2007
	Shares	Average Market Price at Grant

Outstanding at beginning of year	100,000	$5.25
Awarded	50,000	5.23
Released	—	—
Forfeited	—	—
Outstanding at end of period	150,000	$5.24

As of March 31, 2007, there was $677,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 4.3 years.

Note 2. – Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2007 and 2006, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. – New Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.   A tax position is recognized  as  a  benefit only if it is "more likely than not" that the tax  position  would  be  sustained  in  a  tax  examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being    realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida.  The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.

In February, 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.

Note 4. – Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Three months ended March 31,
	2007	2006

Balance, beginning of year	$3,052,638	$2,119,396
Total charge-offs	—	(1,060)
Recoveries	3,062	14,960
Effect of Acquisition	906,600	—
Provision for loan losses	—	432,166
Allowance balance at end of period	$3,962,300	$2,565,462

Gross loans	$448,394,366	$247,947,303

Impaired loans were as follows:

	March 31, 2007	December 31, 2006

Loans with no allocated allowance for loan losses	$371,320	$529,699
Loans with allocated allowance for loan losses	12,671,706	11,433,345
Impaired loans at end of period	$13,043,026	$11,963,044
Amount of the allowance for loan losses allocated	$387,987	$340,518

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006

Loans past due over 90 days still on accrual	$1,069,192	$500,000
Nonaccrual loans	1,240,269	452,949
Total nonperforming loans	$2,309,461	$952,949

Nonperforming loans at March 31, 2007 were 0.52% of total portfolio loans, an increase from the corresponding December 31, 2006 ratio of 0.38%. Of the nonperforming loans at March 31, 2007, about 87% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Most other nonperforming loans were generally secured by other business assets. Nonperforming loans at March 31, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 5. – Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2007 and December 31, 2006 were as follows:

March 31, 2007	December 31, 2006	Maturity Date	Interest Rate

$2,000,000	$—	April, 2007	5.43%
1,000,000	—	May, 2007	4.25
3,000,000	—	May, 2007	5.45
16,000,000	—	April, 2007	5.31
10,000,000	—	June, 2007	5.38
—	5,000,000	January, 2007	3.69
3,000,000	3,000,000	December, 2007	3.59
1,000,000	1,000,000	March, 2008	5.51
2,000,000	2,000,000	December, 2008	3.87
$38,000,000	$11,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $10.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of March 31, 2007 and December 31, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. – Capital Adequacy

The Company’s and the Bank’s capital ratios at March 31, 2007 and December 31, 2006 are listed below.

Capital Ratios	March 31, 2007	December 31, 2006	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	12.80%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	11.93%	16.61%	>4%	>6%
Tier 1 leverage capital	13.56%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	11.91%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	11.04%	15.48%	>4%	>6%
Tier 1 leverage capital	12.65%	16.21%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at March 31, 2007.

Note 7. – Basic and Diluted Earnings Per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Three months ended March 31,
	2007	2006
Basic earnings per share:
Net income attributable to common shareholders	$96,424	$272,243

Weighted average shares outstanding, basic	23,148,412	18,569,893
Weighted average shares outstanding, diluted	26,568,636	21,857,769
Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01

The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options and warrants.

Stock options and stock warrants to purchase 2,217,850 and 596,808 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended March 31, 2007, and stock options to purchase 913,452 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2006, because they were antidilutive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. – Warrants

As of March 31, 2007, the Company had outstanding warrants to purchase 13,254,548 shares of common stock, including Class A, C, D, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of March 31, 2007 and December 31, 2006, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	March 31, 2007	December 31, 2006
Class A Warrants	1	932,625	937,625
Class B Warrants	1	23,200	23,200
Class C Warrants	2.3	180,000	180,000
Class D Warrants	1	4,822,100	4,822,100
Class E Warrants	1	1,323,500	1,323,500
Class F Warrants	0.5	8,168,714	8,168,714
Class G Warrants	1	50,000	50,000
Other Warrants	1	1,604,766	1,604,766
Warrants Outstanding		17,104,905	17,109,905

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

Class C Warrants

On April 30, 2007 the Company purchased 180,000 Class C warrants exercisable for 414,000 shares of common stock for $517,500. Each warrant entitled the holder to purchase 2.3 shares of common stock at an exercise price of $3.75 per share. The transaction values the stock at $5.00 per share. The warrants were scheduled to expire on May 15, 2007.

Class D Warrants

The Company’s Class D Warrants trade on the Nasdaq Global Market under the symbol “SAMBW”. Each Class D warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price per share of $4.00. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants may be exercised at any time until May 13, 2009, at which time they will expire.

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

Class E Warrants

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.25, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class E warrants will expire no later than March 2010.

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

Note 9. – Legal Proceedings

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court.  The Plaintiffs alleged that they did not receive compensation, including options and warrants that were promised to them while they were board members.  Mr. Caliendo further alleged that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC.  On March 23, 2007, the parties settled under the terms of a settlement agreement which provide that in exchange for a mutual general release of all claims related to the proceeding, Sun American Bancorp agreed to pay to each of Mr. Caliendo and Mr. Marlowe a lump sum cash payment of $36,000. The settlement agreement also reaffirms the issuance of stock options to each of Mr. Caliendo and Mr. Marlowe which 12,000 options were previously granted to the plaintiffs at an exercise price of $2.35 per share during 2003.

Note 10. – Acquisitions

The Company completed the acquisition of Independent Community Bank a Florida chartered commercial bank on March 30, 2007 in exchange for consideration consisting of 4,077,039 shares of the Corporation’s common stock valued at approximately $22.0 million plus $18.4 million in cash. The total purchase price, which includes certain direct acquisition costs of $0.4 million, totaled $40.8 million. Under the purchase method of accounting, the

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities of Independent Community Bank were recorded at their respective fair values as of March 30, 2007 and are included in the accompanying balance sheet as of March 31, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets will be tax deductible over 15 years. Goodwill and other intangible assets amount to approximately $28.0 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands of dollars):

Cash and cash equivalents	$35,156
Securities available for sale	11,646
Federal Home Loan Bank stock	516
Loans, net	103,625
Fixed assets	235
Goodwill	26,172
Core deposit intangible	1,792
Other	464
Total assets acquired	179,606
Deposits	128,649
Repurchase agreements	3,330
FHLB advances	6,000
Other liabilities	797
Total liabilities assumed	138,776
Total consideration paid for Independent Community Bank	$40,830

The acquisition of Independent Community Bank enhances our presence in northern Pam Beach County and allows us to significantly accelerate the rate of earnings growth of the combined entity that would be greater than Sun American Bancorp could achieve separately.

(in thousands, except per share data)	2007	2006
Net interest income	6,003	4,934
Net income	$316	$419
Basic net income per share	$0.01	$0.02
Diluted net income per share	$0.01	$0.02

On December 29, 2006, the Company completed the acquisition of substantially all of the assets and assumed substantially all of the liabilities of Beach Bank.  The exact number of shares of Sun American Bancorp common stock issued in the Acquisition Transaction was subject to the final audited closing balance sheet of Beach Bank. Since a dispute arose with respect to such final balance sheet between Sun American Bancorp and the Beach Bank shareholder representative, the resolution will be determined pursuant to a dispute resolution mechanism set forth in the Agreement and the appropriate adjustments made to the consideration provided in the acquisition transaction. If the adjustments to the acquisition transaction consideration based on the changes requested by Sun American Bancorp are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will result in a reduction in the common stock issued.  There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its bank subsidiary for the three months ended March 31, 2007 and 2006, respectively, and the financial condition of the Company at March 31, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates thirteen full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and more recently the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans.

As of March 31, 2007, the Company had total assets of $608.6 million, net loans of $444.4 million, deposits of $454.8 million and stockholders’ equity of $106.9 million.

The Company intends to continue to expand its business through internal growth as well as through the select acquisition of the assets and assumption of deposits of other banks as opportunities are identified. The Company will also seek to acquire other community banks in South Florida subject to favorable pricing considerations. The Company intends to grow internally by opening new branches, adding to the loan portfolio and bringing in new deposits. The Company plans to open two more branches in 2007. The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well capitalized” position. The Company intends to pursue this business strategy while managing asset quality.

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

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $10.0 million. The Bank’s legal lending limit for secured and unsecured loans was $14.3 million and $8.6 million as of March 31, 2007, respectively. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (See below the section entitled “Asset Quality and Nonperforming  Assets”).

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2006 (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

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

Investment Securities:  The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. . Investments for which management has the intent and the Company has the ability to hold to maturity, are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally using the interest method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale, below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2007, the Bank had $38,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at March 31, 2007, consisted of $25.0 million in cash and cash equivalents and $16.9 million in available-for-sale investments, for a total of $41.9 million, compared to a total of $61.6 million at year-end 2006. The liquidity available at December 31, 2006 was mostly used to reduce high cost deposits.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $10.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $2.0 million with Independent Bankers Bank. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit. There were no borrowings under these lines of credit at March 31, 2007.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2007 TO MARCH 31, 2007

FINANCIAL CONDITION

Total assets increased by $104.7 million, or 21%, to $608.6 million at March 31, 2007 from $503.9 million at December 31, 2006. The increase in total assets was due primarily to the acquisition of Independent Community Bank.

Net loans receivable increased by $93.7 million, or 27%, to $444.4 million at March 31, 2006, from $350.7 million at December 31, 2006. The increase in these earning assets was the result of the acquisition of Independent Community Bank which contributed $103.6 million of acquired loans, partially offset by $9.9 million runoff in the pre-acquisition loan portfolio.

The securities portfolio increased by $10.6 million to $68.0 million at March 31, 2007 from $57.4 million at December 31, 2006. The increase was due primarily to the acquisition of Independent Community Bank.

Premises and equipment increased by $0.9 million, or 9%, to $10.8 million at March 31, 2007, from $10.8 million at December 31, 2006. The increase in premises and equipment was due to leasehold improvements for the three new branches opened during the first quarter of 2007.

Goodwill and other intangible assets increased by $28.0 million in 2007 to $47.2 million from $19.2 million at December 31, 2006. This increase is attributed to the purchase price premium and certain costs to be capitalized incurred in the Independent Community Bank acquisition.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $4.0 million at March 31, 2007, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

At December 31, 2006, the allowance for loan losses was $3.1 million. During the three months ended March 31, 2007, the Company did not record a provision for loan loss given that the pre-acquisition loan portfolio contracted by about $9.9 million and the resulting excess reserve was reallocated to other segments of the loan portfolio. However, a $907,000 allowance for loan loss was transferred from Independent Community Bank. Recoveries amounted to $3,062 with no charge offs. Collectively, these items result in a $4.0 million allowance for loan losses at March 31, 2007.

The Bank’s impaired assets were $13.0 million at March 31, 2007, or 2.91% of total gross loans, compared to $12.0 million at December 31, 2006, or 3.38% of total loans. The increase was mostly due to one residential rental property where the borrower is not proceeding with a conversion to condominium units. The loan continues on accrual status. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company had no other real estate owned (“OREO”) at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Impaired loans	$13,043	$11,963
Other real estate owned and other foreclosed assets	—	—
Total impaired and other	$13,043	$11,963

Percent impaired and other/total loans	2.91%	3.38%

Gross loans	$448,394	$247,947

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Non-accrual loans:
Commercial	$691	$453
Commercial real estate	503	—
Residential real estate	46	—
Accrual loans past due 90 days or more:
Commercial	20	500
Commercial real estate	64	—
Residential real estate	985	—
Total nonperforming assets	$2,309	$953

Total nonperforming assets have increased in the three months ended March 31, 2007 from December 31, 2006 by $1.3 million. The increase is due to a $1.0 million loan for residential rental property where the borrower is not proceeding with a conversion to condominium units and approximately $477,000 of loans acquired from Independent Community Bank which were on non accrual status. Nonperforming loans at March 31, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses.

LIABILITIES

Liabilities increased $82.4 million, or 93%, to $501.7 million at March 31, 2007 from $419.3 million at December 31, 2006 mostly due to the acquisition of Independent Community Bank partially offset by a decrease in select deposit products through an intended reduction in interest rates in order to realign our funding costs with our business plan. The selected deposit products were high rate CD’s inherited from the Beach Bank transaction and NOW accounts with above market interest rates.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $458.8 million at March 31, 2007 from $403.0 million at December 31, 2006. The increase of 13% during the first three months of 2007 is due to the addition of $128.6 million of deposits acquired in the Independent Community Bank transaction partially offset by a strategic reduction of high cost deposits.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, and Palm Beach County. Given the diverse population of these markets and geographic expanse the bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	March 31, 2007	December 31, 2006
	(In thousands)

NOW accounts	$90,697	$115,465
Money market accounts	78,336	21,784
Savings accounts	16,458	9,372
Certificates of deposit under $100,000	66,746	79,694
Certificates of deposit $100,000 and more	114,551	123,329
Total interest-bearing deposits	366,788	349,644
Non-interest bearing deposits	88,013	53,334
Total deposits	$454,801	$402,978

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $38.0 million at March 31, 2007, compared to $11.0 million at December 31, 2006. Of this increase, $6.0 million is from the Independent Community Bank transaction and the remaining $21.0 million was primarily due to the Bank borrowing on a short term basis to meet liquidity needs. See Financial Statement Footnote No.5.

CAPITAL

The Company’s total stockholders’ equity was $106.9 million at March 31, 2007, an increase of $22.4 million, or 6%, from $84.5 million at December 31, 2006. The increase of $22.4 million includes $22.0 million of shares issued in connection to the Independent Community Bank transaction.

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

The Company and the Bank’s capital ratios at March 31, 2007 and December 31, 2006 are listed below:

Capital Ratios	March 31, 2007	December 31, 2006	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	12.80%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	11.93%	16.61%	>4%	>6%
Tier 1 leverage capital	13.56%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	11.91%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	11.04%	15.48%	>4%	>6%
Tier 1 leverage capital	12.65%	16.21%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

The Company reported net income of $96,000 for the three months ended March 31, 2007 compared to net income of $272,000 for the three months ended March 31, 2006. This is after non-recurring conversion costs for the Beach Bank acquisition of $92,000 after-tax, and non-recurring litigation settlement costs of $48,000 after-tax. Basic and diluted earnings per share were $0.00 and $0.00, respectively, for the three months ended March 31, 2007. Basic and diluted earnings per share were $0.01 and $0.01, respectively, for the three months ended March 31, 2006. Not counting the non-recurring items of conversion and litigation settlement costs, $92,000 and $48,000 net of tax, respectively, Sun American would have earned $236,000 or $0.01 per diluted share. Basic and diluted earnings per share reflect 3.7 million and 4.0 million shares issued for the acquisition of certain assets and assumption of certain liabilities of Beach Bank and the merger with Independent Community Bank, respectively.

The change in the results of operations from the three months ended March 31, 2007 compared to the three months ended March 31, 2006, was due to an improvement in net interest income related to the increase in the commercial real estate and residential real estate loan portfolios during the period coupled with stronger service charge revenues and the impact our new business lines of Wealth Management and Mortgage Brokerage completing their first full quarter of operation. The increase in net interest income, non-interest income, and a reduction in provision for loan loss was more than offset by an increase in non interest expense and provision for income taxes.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2007 was $4.9 million compared to $3.6 million for the three months ended March 31, 2006, an increase of $1.3 million, or 34%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three month period ended March 31,
	2007			2006
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$60,674	$776	5.19%	$28,496	$290	4.12%
Federal funds sold and other	28,153	360	5.18	12,754	138	4.40
Loans:
Commercial loans (2)	32,010	725	9.19	26,582	627	9.56
Commercial mortgage loans (2)	205,538	4,542	8.96	145,701	3,156	8.78
Consumer loans(2)	3,635	84	9.41	1,859	38	8.22
Residential mortgage loans (2)	90,067	2,018	9.08	53,901	1,174	8.83
Home equity and other loans (2)	13,712	253	7.47	1,309	22	7.06
Total loans	344,961	7,622	8.96	229,352	5,017	8.87
Total interest earning assets	433,788	8,758	8.19	270,601	5,445	8.16
Non-interest earning assets	38,925			20,302
Total	$472,713			$290,903
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$110,613	1,187	4.35	$54,635	491	3.65
Money Market accounts	19,235	132	2.78	16,376	143	3.53
Savings accounts	8,559	66	3.14	3,272	8	1.05
Certificates of deposit	172,440	2,325	5.47	99,378	963	3.93
Total interest-bearing deposits	310,846	3,710	4.84	173,661	1,605	3.75
Federal funds purchased and securities sold under repurchase agreement	1,971	24	4.95	1,253	11	3.47
Federal Home Loan Bank advances	10,962	122	4.50	17,444	179	4.16
Total interest bearing liabilities	323,779	3,856	4.83	192,358	1,795	3.78
Non-interest bearing liabilities	64,096			42,034
Stockholders’ equity	84,838			56,511
Total	$472,713			$290,903
Net Interest income and yield on net interest-earning assets		$4,902	4.58%		$3,650	5.47%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes Fee Income on Loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock increased by $708,000, or 165%, to $1.1 million for the three months ended March 31, 2007 from $428,000 for the three months ended March 31, 2006, due primarily to a 98 basis point increase in yield from 2006 and by an increase of $47.6 million, or 115%, in average volume of investments and federal funds sold. Of the increase in average investments, $23.7 million is due to the investment securities portfolio acquired from Beach Bank.

Interest and fees on loans increased by $2.6 million, or 52%, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase in loan income resulted from an increase in total average loan balances outstanding of $115.6 million from $229.4 million for the three months ended March 31, 2006 to $345.0 million for the same period in 2007. The increase in the average balance of loans was primarily due to increasing loan origination and the loan portfolio acquired from Beach Bank in December 2006. These volume increases were further enhanced by higher interest yields of about 9 basis points when comparing the three months ended March 31, 2007 versus the three months ended March 31, 2006. The yield on interest-earning assets was 8.19% for the three months ended March 31, 2007, a 3 basis point increase from 8.16% for the three months ended March 31, 2006.

Total interest expense increased $2.1 million, or 115% to $3.9 million for the three months ended March 31, 2007 as compared to $1.8 million for the three months ended March 31, 2006. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $137.2 million, or 79%, to $310.8 million for the three months ended March 31, 2006 from $173.7 million for the same period in 2006. The increase in deposit interest expense was primarily attributed to the increase in the volume of deposits, of which approximately $92.0 million was due to the Beach Bank acquisition, as well as increased rates of 109 basis points on a year over year basis. The higher interest expense during the three months ended March 31, 2007 reflects the competitive environment for core deposits as principally evidenced in our case by rates paid on NOW accounts as well as high cost CD’s that were raised throughout 2006 to fund loans and to provide liquidity. Conversely, other average borrowings decreased to $12.9 million for the three months ended March 31, 2007 as compared to $18.7 million for three months ended March 31, 2006. This decrease was primarily due to lower average FHLB advances of $6.5 million on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $264,000, or 120%, to $483,000 for the three months ended March 31, 2007 from $219,000 for the three months ended March 31, 2006. This increase was due to higher fee income from not sufficient funds (NSF) and uncollected funds service charges, and approximately $127,000 of revenue generated by our two newest business lines Wealth Management and Mortgage Brokerage.

NON-INTEREST EXPENSE

Total non-interest expense increased by $2.0 million, or 63%, to $5.2 million for the three months ended March 31, 2007 period from $3.2 million for the three months ended March 31, 2006. Salaries and employee benefits and occupancy costs associated with the expansion of our branch network constituted the majority of the increase in expenses.

The increase in total non-interest expense over the previous year was partially due to a $785,000, or 46%, increase in salaries and employee benefits for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to increases in staffing for new branches and other functions to support the increased volume of activity and in order to develop new client business and service existing client needs. As of March 31, 2007, the number of full time equivalent employees was 113 compared to 84 as of March 31, 2006.

Occupancy and equipment expenses were $1.2 million for the three months ended March 31, 2007 compared to $574,000 for the three months ended March 31, 2006. This increased cost was primarily due to rent expenses for the two branches acquired from Beach Bank, four new branch locations, and rent expense for a new operations center.

Other expenses increased $577,000 to $1.5 million for the three months ended March 31, 2007 as compared to $894,000 for the three months ended March 31, 2006. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including data processing, director’s fees, insurance, professional services, and telecommunication costs related to the implementation of a voice over IP network. Data processing and professional services include the majority of $147,000 of before tax expenses incurred for the operational conversion of Beach Bank to Sun American Bank.

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

Management determined a provision for loan loss was not needed for the three months ended March 31, 2007, as the growth in loans was mostly driven by the acquisition of Independent Community partially offset by loan payoffs exceeding new loan bookings by approximately $9.9 million in the pre-acquisition loan portfolio. This decrease allowed management of offset the impact of additional reserves needed for the increase in impaired assets during the three months ended March 31, 2007. The provision for the three months ended March 31, 2006 was $432,000.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

Income tax expense was $123,000 for the three months ended March 31, 2007, compared to $0 for the same period in 2006.  In the fourth quarter of 2006, the Company reversed the full valuation allowance on net deferred tax assets in accordance with SFAS No 109, Accounting for Income Taxes, meaning it could no longer offset otherwise taxable income beginning in 2007.  The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $113,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Sun American Bank’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of financial condition to adverse movements in interest rates. The Bank’s income is derived primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Because market interest rates change over time, the Bank is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to the Bank’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Bank’s safety and soundness. Sun American Bank’s interest rate risk is monitored using its GAP analysis on a monthly basis.

We do not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the board of directors, management does not intend to engage in such activities in the immediate future.

Asset/Liability Management. A principal objective of the Bank’s asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the asset and liability committee of the Bank that establishes policies and monitors results to control interest rate sensitivity.

The asset and liability committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and monitors its interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income.

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

Item 4T. Controls and Procedures

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

There were no significant changes in the internal control over financial reporting (“Internal Control”) during the quarter covered by this report (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control.

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

The Company is not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with the Company’s Annual Report on Form 10-K for the year ending December 31, 2007. While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 2, 2006, Sun American Bancorp, Michael Golden, and Franklin Financial Group, LLC were named as Defendants in a civil suit brought by former board members Sam Caliendo and G. Carlton Marlowe, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court.  The Plaintiffs alleged that they did not receive compensation, including options and warrants that were promised to them while they were board members. Mr. Caliendo further alleged that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. On March 23, 2007, the parties settled under the terms of a settlement agreement which provide that in exchange for a mutual general release of all claims related to the proceeding, Sun American Bancorp agreed to pay to each of Mr. Caliendo and Mr. Marlowe a lump sum cash payment of $36,000. The settlement agreement also reaffirms the issuance of stock options to each of Mr. Caliendo and Mr. Marlowe which 12,000 options were previously granted to the plaintiffs at an exercise price of $2.35 per share during 2003.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

10.1

Employment Agreement dated as of January 17, 2007 by and among Michael Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).

10.2

Employment Agreement dated as of March 29, 2007 by and among Timothy Leathers, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 6 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32

Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

May 15, 2007	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

No.

Description

10.1

Employment Agreement dated as of January 17, 2007 by and among Michael Golden, the Company, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).

10.2

Employment Agreement dated as of March 29, 2007 by and among Timothy Leathers, and the Bank (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 6 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002