Form 10-Q
period 2007-06-30
Sun American Bancorp
filed 2007-08-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

Commission file number 0-22911

SUN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

Delaware	65-0325364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9293 Glades Road

Boca Raton, Florida 33434

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2007:

10,932,944 shares of Common Stock

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,352,327	$7,878,379
Federal funds sold	18,440,231	48,537,000
Total cash and cash equivalents	29,792,558	56,415,379
Securities available for sale	15,806,225	5,173,796
Securities held to maturity (fair value 2007 - $49,753,891, 2006 - $ 51,980,571)	50,319,777	52,244,379
Loans, net (of allowance for loan losses of $3,753,156 and $3,052,638)	424,744,925	350,742,657
Federal Reserve Bank stock	3,075,850	1,749,300
Federal Home Loan Bank stock	2,588,500	1,289,600
Accrued interest receivable	2,817,535	2,409,283
Premises and equipment, net	11,194,670	9,880,563
Goodwill	45,139,268	17,440,156
Intangibles	3,197,579	1,758,082
Other assets	6,018,249	4,780,002
	$594,695,136	$503,883,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$67,672,941	$53,334,086
Interest bearing	380,487,120	349,644,106
Total deposits	448,160,061	402,978,192
Repurchase agreements	4,147,647	1,547,273
Federal Home Loan Bank advances	32,000,000	11,000,000
Accrued expenses and other liabilities	3,794,652	3,816,044
Total liabilities	488,102,360	419,341,507
Minority interest	42,649	27,753
Shareholders’ equity
Common stock, $.025 par value; 20,000,000 shares authorized; 2007 – 10,932,944 shares outstanding, 2006 – 9,270,657 shares outstanding	273,324	231,766
Capital surplus	109,436,114	87,407,548
Accumulated deficit	(2,699,670)	(2,915,439)
Treasury stock, at cost; 11,159 shares	(132,532)	—
Accumulated other comprehensive loss	(327,109)	(209,938)
Total shareholders’ equity	106,550,127	84,513,937

	$594,695,136	$503,883,197

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Six months ended June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$16,801,749	10,485,934
Securities	1,706,709	604,952
Federal funds sold and other	468,962	348,715
	18,977,420	11,439,601
Interest expense:
Deposits	7,891,865	3,720,782
Other	731,642	304,452
	8,623,507	4,025,234

Net interest income before provision for loan losses	10,353,913	7,414,367
Provision for loan losses	(198,000)	569,451

Net interest income after provision for loan losses	10,551,913	6,844,916

Non-interest income:
Service charges on deposit accounts	810,006	419,697
Fees for other services to customers	163,742	—
Net losses on sales of securities	(937)	—
	972,811	419,697

Non-interest expenses:
Salaries and employee benefits	5,138,860	3,353,571
Occupancy and equipment	2,847,719	1,298,336
Data and item processing	647,905	322,884
Professional fees	597,368	345,524
Insurance	265,082	99,569
Other	1,513,107	990,047
	11,010,041	6,409,931

Income before income taxes and minority interest	514,683	854,682

Minority interest in net income of subsidiary	(13,535)	(666)
Income before provision for income taxes	501,148	854,016
Income tax expense	285,379	—
Net income	$215,769	854,016

Basic earnings per share	$0.02	0.11
Diluted earnings per share	$0.02	0.10
Weighted average number of common shares, basic	10,073,259	7,481,221
Weighted average number of common shares, diluted	11,201,860	8,933,704

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$9,180,119	5,469,005
Securities	933,697	315,331
Federal funds sold and other	106,013	210,304
	10,219,829	5,994,640
Interest expense:
Deposits	4,181,576	2,115,675
Other	586,093	114,574
	4,767,669	2,230,249

Net interest income before provision for loan losses	5,452,160	3,764,391
Provision for loan losses	(198,000)	137,285

Net interest income after provision for loan losses	5,650,160	3,627,106

Non-interest income:
Service charges on deposit accounts	454,079	200,659
Fees for other services to customers	36,500	—
Net losses on sales of securities	(937)	—
	489,642	200,659

Non-interest expenses:
Salaries and employee benefits	2,658,038	1,657,610
Occupancy and equipment	1,647,607	724,322
Data and item processing	282,735	172,116
Professional fees	293,658	181,621
Insurance	123,707	52,059
Other	851,947	457,915
	5,857,692	3,245,643

Income before minority interest	282,110	582,122

Minority interest in net income of subsidiary	(82)	(349)
Income before provision for taxes	282,028	581,773
Income tax expense	162,683	—
Net income (loss)	$119,345	581,773

Basic earnings per share	$0.01	0.08
Diluted earnings per share	$0.01	0.06
Weighted average number of common shares, basic	10,878,210	7,533,900
Weighted average number of common shares, diluted	11,794,318	9,127,920

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided (used) by operating activities	$(1,665,044)	$531,232

Cash flows from investing activities:
Sales of available for sale securities	661,935	—
Sales of held to maturity securities	788,002	—
Maturities and pay-downs of available for sale securities	181,280	1,995
Maturities and pay-downs of held to maturity securities	1,278,516	419,803
Sales (Purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	(2,109,750)	(165,150)
Decrease (Increase) in net loans	29,820,427	(41,564,071)
Cash equivalents acquired from Independent Community Bank	35,156,280	—
Cash paid for Independent Community Bank	(18,980,752)	—
Purchase of premises and equipment	(1,966,943)	(3,710,077)
Net cash provided (used) in investing activities	44,828,995	(45,017,500)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(729,637)	351,318
Increase in Federal Home Loan Bank Advances	72,000,000	—
Repayment of Federal Home Loan Bank Advances	(57,000,000)	(10,000,000)
Net increase (decrease) in deposits	(83,466,855)	50,627,892
Proceeds from exercise of warrants	95,000	1,449,591
Proceeds from exercise of stock options	12,956	13,235
Proceeds from issuance of stock	—	149,000
Buyback of class C warrants	(517,500)	—
Payment for fractional shares upon reverse stock split	(3,804)	—
Common stock issuance costs	(44,400)	(64,045)
Purchases of treasury shares	(132,532)	—
Net cash provided by financing activities	(69,786,772)	42,526,991

Net change in cash and cash and equivalents	(26,622,821)	(1,959,277)

Cash and cash equivalents at beginning of period	56,415,379	27,581,079

Cash and cash equivalents at end of period	$29,792,558	$25,621,802

Supplemental cash flow information:
Interest paid	$8,302,042	$4,010,234
Income taxes paid	$85,000	$442,000
Fair value of noncash assets acquired	$145,733,000	$—
Fair value of liabilities assumed	$138,776,000	$—
Fair value of common stock issued	$22,016,000	$—

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2007 and 2006

	Common Stock	Capital Surplus	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2006	$185,009	$65,526,550	$(5,895,750)	$—	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	854,016	—	—	854,016
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(69,919)	(69,919)
Total comprehensive income						784,097
Issuance of 14,900 shares of common stock	372	84,583	—	—	—	84,955
161,989 warrants exercised	4,051	1,445,540	—	—	—	1,449,591
2,256 stock options exercised	56	13,179	—	—	—	13,235
Recognition of stock-based compensation expense	—	243,488	—	—	—	243,488
Cumulative effect of adoption of SAB No.108, net of tax	—	—	(198,693)	—	—	(198,693)
Balance at June 30, 2006	$189,488	$67,313,340	$(5,240,427)	$—	$(260,720)	$62,001,681
Balance at January 1, 2007	$231,766	$87,407,548	$(2,915,439)	—	$(209,938)	$84,513,937
Comprehensive Income:
Net income	—	—	215,769	—	—	215,769
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(117,171)	(117,171)
Total comprehensive income						98,598
Issuance of 1,630,813 shares of common stock	40,770	21,930,808	—	—	—	21,971,578
10,000 warrants exercised	250	94,750	—	—	—	95,000
1,760 stock options exercised	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	500	(500)	—	—	—	—
Payment for fractional shares upon reverse stock split	(6)	(3,798)	—	—	—	(3,804)
Treasury stock, 11,159 shares	—	—	—	(132,532)	—	(132,532)
Buyback of class C warrants	—	(517,500)	—	—	—	(517,500)
Recognition of stock-based compensation expense	—	511,894	—	—	—	511,894
Balance at June 30, 2007	$273,324	$109,436,114	$(2,699,670)	(132,532)	$(327,109)	$106,550,127

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Critical Accounting Policies

Sun American Bancorp (the “Company”) has identified six policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

Mergers and Acquisitions: The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Acquired Loans: The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the acquisition, and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Corporation creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing valuation allowance for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

Investment Securities: The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments for which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated using the constant yield method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale, below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

During the second quarter of 2007, the Company sold an $800,000 par value investment security previously classified as held-to-maturity at a loss of $4,000. The security had been acquired as part of the Beach Bank transaction in December 2006 and carried over with the same balance sheet classification. However, the security had been identified with credit weaknesses and rated below investment grade by the major rating agencies. Given that the Company’s Asset Liability Management Policy does not permit the holding of below investment grade securities, the Company executed the sale. Management considers this a rare event and does not anticipate any further sales from the held-to-maturity portfolio outside of the permissible circumstances promulgated by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”), and Sun American Financial LLC, a majority owned subsidiary of the Bank which provides mortgage brokerage services to our clients. The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated in consolidation. Wealth management services are provided through Sun American Wealth Management, a financial services division of the Bank. The financial statements and notes to the financial statements have been adjusted to reflect the effect of a 1-for-2.5 reverse stock split for all periods presented, where applicable (see Note 10).

The Company is organized under the laws of the State of Delaware, while the Bank is a Florida state chartered commercial bank that is a member of the Federal Reserve System whose deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Bank is regulated by Florida’s Office of Financial Regulation Division of Financial Institutions and the Federal Reserve Board.

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors’ Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2007, the Amended and Restated Directors’ Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 16,728 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 1.6 million shares with 1.2 million shares allocated to incentive stock options. At June 30, 2007, 731,060 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date June 30, 2007		Full Year December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,234,541	$9.88	826,012	$8.35
Granted	310,780	13.01	445,760	12.75
Exercised	(1,760)	7.36	(2,256)	5.88
Forfeited or expired	(13,856)	12.95	(34,975)	11.15
Outstanding at end of period	1,529,705	$10.48	1,234,541	$9.88
Options exercisable at end of period	745,693	$8.58	606,690	$7.98

The aggregate intrinsic value for stock options outstanding and options exercisable at June 30, 2007, was $1.5 million and $1.4 million, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at June 30, 2007, was 8.0 years and 7.0 years, respectively.

During the six months ended June 30, 2007, proceeds from the exercise of 1,760 stock options amounted to $12,956 with an intrinsic value of $9,420 on the date of exercise. The fair value of options vesting in the period, based upon the closing price of $9.93 on the Nasdaq Global Market, on June 30, 2007, was $1.4 million.

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

Black-Scholes assumptions	Six Months Ended June 30, 2007	Year Ended December 31, 2006

Risk-free interest rate	4.78%	4.93%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	19%	21%
Dividend yield	0%	0%

Weighted average fair value of options granted during the year	$4.35	$4.95

As of June 30, 2007, there was $3.3 million of total unrecognized stock option compensation cost granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.3 years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date June 30, 2007
	Shares	Average Market Price at Grant

Outstanding at beginning of year	40,000	$13.13
Awarded	20,000	13.08
Released	—	—
Forfeited	—	—
Outstanding at end of period	60,000	$13.10

As of June 30, 2007, there was $637,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 4.1 years.

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2007 and 2006, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

Note 3. New Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.

Note 4. Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Six months ended June 30,
	2007	2006

Balance, beginning of year	$3,052,638	$2,119,396
Total charge-offs	(52,371)	(1,060)
Recoveries	44,289	30,097
Acquisition related adjustment (1)	906,600	—
Provision for loan losses (2)	(198,000)	569,451
Allowance balance at end of period	$3,753,156	$2,717,884

Gross loans	$428,498,081	$254,377,823

———————

(1)

The acquisition related adjustment excludes valuation allowances for loans that were impaired at the time of acquisition as per the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such impaired loans are initially recorded at fair value, which represent the present value of the expected cash flows.

(2)

Reversal of provision for loan loss expense due to net loan payoffs and paydowns of $29.8 million during the period. (See Asset Quality and Nonperforming Assets in the Management’s Discussion and Analysis section).

	Three months ended June 30,
	2007	2006

Balance, beginning of period	$3,962,300	$2,565,462
Total charge-offs	(52,371)	—
Recoveries	41,227	15,137
Provision for loan losses	(198,000)	137,285
Allowance balance at end of period	$3,753,156	$2,717,884

Impaired loans were as follows:

	June 30, 2007	December 31, 2006

Loans with no allocated allowance for loan losses	$291,700	$529,699
Loans with allocated allowance for loan losses	11,928,892	11,433,345
Impaired loans at end of period	$12,220,592	$11,963,044
Amount of the allowance for loan losses allocated	$317,635	$340,518

Approximately $10.4 million, or 85%, of the $12.2 million in impaired loans is secured by real estate.

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming loans identified by the Company at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006

Loans past due over 90 days still on accrual	$4,057,408	$500,000
Nonaccrual loans	2,866,033	452,949
OREO	985,000	—
Total nonperforming assets	$7,908,441	$952,949

Nonperforming loans at June 30, 2007 were 1.85% of total portfolio loans, an increase from the corresponding December 31, 2006 ratio of 0.38%. Of the nonperforming loans at June 30, 2007, about 97% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Other nonperforming loans were generally secured by other business assets. Nonperforming loans at June 30, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 5. Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2007 and December 31, 2006 were as follows:

June 30, 2007	December 31, 2006	Maturity Date	Interest Rate

$16,000,000	$—	July 2007	5.33%
5,000,000	—	July 2007	5.33
5,000,000	—	July 2007	5.32
—	5,000,000	January 2007	3.69
3,000,000	3,000,000	December 2007	3.59
1,000,000	1,000,000	March 2008	5.51
2,000,000	2,000,000	December 2008	3.87
$32,000,000	$11,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $10.0 million and the Company maintains a $2.0 million revolving credit line, each with Independent Bankers Bank, to meet interim liquidity needs. There were no borrowings outstanding under these unsecured lines of credit as of June 30, 2007 and December 31, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Capital Adequacy

The Company’s and the Bank’s capital ratios at June 30, 2007 and December 31, 2006 are listed below.

Capital Ratios	June 30, 2007	December 31, 2006	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	13.17%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	12.31%	16.61%	>4%	>6%
Tier 1 leverage capital	10.34%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	13.15%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	12.28%	15.48%	>4%	>6%
Tier 1 leverage capital	10.31%	16.21%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at June 30, 2007.

Note 7. Basic and Diluted Earnings per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Six months ended June 30,
	2007	2006
Basic earnings per share:
Net income	$215,769	$854,016

Weighted average shares outstanding, basic	10,073,259	7,481,221
Weighted average shares outstanding, diluted	11,201,860	8,933,704
Basic earnings per share	$0.02	$0.11
Diluted earnings per share	$0.02	$0.10

The dilution of 1,128,601 weighted average shares outstanding in 2007 (1,452,483 weighted average shares in 2006) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options and stock warrants to purchase 911,068 and 238,723 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the six months ended June 30, 2007, and stock options to purchase 758,920 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2006, because they were antidilutive.

Basic and Diluted	Three months ended June 30,
	2007	2006
Basic earnings per share:
Net income	$119,345	$581,773

Weighted average shares outstanding, basic	10,878,210	7,533,900
Weighted average shares outstanding, diluted	11,794,318	9,127,920
Basic earnings per share	$0.01	$0.08
Diluted earnings per share	$0.01	$0.06

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dilution of 916,108 weighted average shares outstanding in 2007 (1,594,020 weighted average shares in 2006) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company.

Stock options and stock warrants to purchase 911,068 and 238,723 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended June 30, 2007, and stock options to purchase 349,200 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2006, because they were antidilutive.

Note 8. Warrants

As of June 30, 2007, the Company had outstanding warrants to purchase 5,128,219 shares of common stock, including Class A, B, D, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of June 30, 2007 and December 31, 2006, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	June 30, 2007	December 31, 2006
Class A Warrants	0.4	922,625	937,625
Class B Warrants	0.4	13,200	23,200
Class C Warrants	—	—	180,000
Class D Warrants	0.4	4,822,100	4,822,100
Class E Warrants	0.4	1,323,500	1,323,500
Class F Warrants	0.2	8,168,714	8,168,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,604,766	1,604,766
Warrants Outstanding		16,904,905	17,109,905

Class A Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $10.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire no later than April 2008.

Class B Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $3.50 per warrant or $8.75 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class B warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class B warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $10.00 per outstanding warrant, subject to adjustment. The Class B warrants will expire in November 2007.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class C Warrants

On April 30, 2007 the Company repurchased from a warrant holder 180,000 Class C warrants exercisable for 165,600 shares of common stock for $517,500. Each warrant entitled the holder to purchase 0.92 of a share of common stock at an exercise price of $9.38 per share. The transaction valued the stock at $12.50 per share which reflected a 3% premium on the average closing stock price for the month of April 2007. The warrants were scheduled to expire on May 15, 2007.

Class D Warrants

The Company’s Class D Warrants trade on the Nasdaq Global Market under the symbol “SAMBW”. Each Class D warrant entitles the holder to purchase 0.4 of a share of the Company’s common stock at an exercise price of $4.00 per warrant, or $10.00 per share. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants may be exercised at any time until May 13, 2009, at which time they will expire.

The Company has the right to redeem the Class D warrants at a redemption price of $1.25 per warrant (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $14.00, for five consecutive trading days. If the Company calls the Class D warrants for redemption, they will be exercisable until the close of business on the business day next preceding the specified redemption date.

Class E Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.25 per warrant or $10.63 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class E warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class E warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $10.00 per outstanding warrant, subject to adjustment. The Class E warrants will expire no later than March 2010.

Class F Warrants

Each warrant entitles the holder to purchase 0.2 of a share of common stock at an exercise price of $2.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class F warrants will expire no later than December 2010.

The Company has the right to redeem the Class F warrants at a redemption price of $1.25 per share (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing written notice to the Class F warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $14.00, for any period of tweny consecutive trading days. If the Company calls the Class F warrants for redemption, they will be exercisable until the close of business of the specified redemption date. The holders of Class F warrants may satisfy their obligation to pay the aggregate exercise price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class G Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class G warrants will expire no later than May 2010. The holders of Class G warrants may satisfy their obligation to pay the aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Other Warrants

An aggregate of 1,604,766 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2008 and 2010.

Note 9. Acquisitions

Independent Community Bank

On March 30, 2007, Sun American Bank, the subsidiary of the Company, announced that Independent Community Bank (“ICB”), a Florida commercial banking association, merged with and into Sun American Bank with Sun American Bank being the surviving bank in the merger. The consideration consisted of 1,630,813 shares of the Company’s common stock valued at approximately $22.0 million plus $19.0 million in cash. The total purchase price, which includes certain direct acquisition costs of $1.1 million, totaled $42.1 million. Under the purchase method of accounting, the assets and liabilities of ICB were recorded at their respective fair values as of March 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets will be tax deductible over 15 years. Goodwill and other intangible assets amount to approximately $29.2 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands of dollars):

Cash and cash equivalents	$35,156
Securities available for sale	11,646
Federal Home Loan Bank stock	516
Loans, net	103,625
Fixed assets	235
Goodwill	27,455
Core deposit intangible	1,792
Other	464
Total assets acquired	180,889
Deposits	128,649
Repurchase agreements	3,330
FHLB advances	6,000
Other liabilities	797
Total liabilities assumed	138,776
Total consideration paid for ICB	$42,113

The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of six years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger with ICB enhances our presence in northern Palm Beach County and allows us to significantly accelerate the rate of earnings growth of the combined entity that would be greater than Sun American Bancorp could achieve separately.

The Company acquired certain loans from ICB that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, March 30, 2007	June 30, 2007
	(Dollars in thousands)
Contractually required principal and interest	$484	$494
Nonaccretable difference (expected losses and forgone interest)	(8)	(18)
Cash flows expected to be collected	476	476
Accretable yield	(38)	(28)
Basis in acquired loans	$438	$448
Accretable yield, at acquisition		$38
Accretion		(10)
Accretable yield, June 30, 2007		$28

Beach Bank

The Company acquired certain loans from Beach Bank that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, December 29, 2007	June 30, 2007
	(Dollars in thousands)
Contractually required principal and interest	$2,815	$775
Nonaccretable difference (expected losses and forgone interest)	(59)	(18)
Cash flows expected to be collected	2,756	757
Accretable yield	(136)	(33)
Basis in acquired loans	$2,620	$724
Accretable yield, at acquisition		$136
Accretion		(87)
Disposals		(16)
Accretable yield, June 30, 2007		$33

Note 10. Stock Split and Share Repurchase Program

The Company’s Board of Directors authorized a 1-for-2.5 reverse stock split of its common stock on May 17, 2007. The Company’s stockholders had previously approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effectuate the stock split at a special meeting held on December 27, 2006. The Company’s stock began trading on a split adjusted basis at the opening of trading on the Nasdaq Global Market on May 23, 2007. All share and per share data (including par value) in this Form 10-Q have been adjusted to reflect the effect of the stock split for all periods presented.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 7, 2007, the Company’s Board of Directors authorized a stock repurchase program permitting the Company to repurchase up to 400,000 of its shares of common stock over the next 12 months. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. Through June 30, 2007, 11,159 shares have been purchased at an average price of $11.88.

Note 11. Legal Proceedings

The Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing date balance sheet. The outcome of this dispute is difficult to predict. The acquisition agreement related to our acquisition transaction provided that the total dollar value of the shares of our common stock to be issued and delivered by the Company, as consideration for the purchase of the assets and the assumption of the obligations was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet. The exact number of shares of our common stock issued in the acquisition transaction is required to be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet, subject to adjustment as described in the agreement. Such final balance sheet of Beach Bank was submitted to the Company on February 27, 2007 and was subject to review by the Company. The Company requested certain adjustments to the final balance sheet of Beach Bank which adjustments are described in Notes M and A to the Unaudited Pro Forma Condensed Consolidated Financial Information included in Exhibit 99.2 to the Company’s report on Form 8-K/A filed on March 20, 2007. The adjustments to the final balance sheet requested by us required the consent of the shareholder representative of Beach Bank, Michael Kosnitzky, which was not provided. Thus, a dispute exists with respect to such final balance sheet between us and the Beach Bank shareholder representative which is subject to arbitration proceedings currently. If the adjustments to the acquisition transaction consideration based on the changes requested by us are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will reduce the final book value of Beach Bank by approximately $1.6 million and will result in a reduction of 243,391 shares of common stock held in the escrow account. If the adjustments to the acquisition transaction consideration based on the changes requested by us are rejected as a result of the arbitration proceeding, the Company would have to issue and deliver an additional 55,905 shares of common stock to the escrow account. If all of our changes are accepted by the arbitration proceeding, the potential favorable adjustment to the Company’s balance sheet would result in the elimination of the liability for the 55,905 shares and the return of 243,391 shares from the escrow account. Collectively, 299,296 shares with an assigned value of $12.50 per share would reduce the goodwill recorded by $3.7 million. Capital would be reduced by $3.0 million and liabilities would be reduced by $699,000. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet. Furthermore, we are uncertain as to the total costs and expenses to us of the arbitration proceeding and the effects of these costs and expenses on our financial results. The final resolution of the dispute is expected to occur before the end of 2007.

On July 16, 2007 the financial public relations firm of Wolfe Axelrod Weinberger Associates, LLC (“Wolfe Axelrod”) filed a claim in arbitration against the Company. The claim alleges that the Company entered into an agreement on August 1, 2004 to retain Wolfe Axelrod as its financial relations counsel for a period of one year. The payments due under the agreement were $4,300 per month for the six months and $3,300 per month for the second six months. It is alleged that the agreement would automatically renew for a full year unless cancelled in writing 30 days before the 12 months had ended. The Company asserts that it overpaid Wolfe Axelrod by paying $4,300 for more than the first six months of the agreement. The Company also asserts that it terminated the agreement orally and in writing due to the failure of performance by Wolfe Axelrod. The claim of Wolfe Axelrod is that it is owed 10 monthly payments of $4,300 for a total of $43,000 plus attorney’s fees. In addition, Wolfe Axelrod alleges that it was instrumental in raising $1.8 million of capital for the Company and that it is entitled to a 5% finder’s fee ($90,000). The Company denies this claim in its entirety. The total of the claims of Wolfe Axelrod at this time amount to $133,000 plus attorney’s fees.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its bank subsidiary for the three and six months ended June 30, 2007 and 2006, respectively, and the financial condition of the Company at June 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Additional oral or written forward looking statements may be made by Sun American Bancorp (“the Company”) from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that, (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; and (xi) lack of dividends, dilution and anti-take over provisions in our articles and by laws. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates fourteen full service banking offices and one limited service branch.. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and more recently the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to maintain the interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit the Company to realize growth plans.

As of June 30, 2007, the Company had total assets of $594.7 million, net loans of $424.7 million, deposits of $448.2 million and stockholders’ equity of $106.6 million.

The Company intends to continue to expand its business through internal growth. If opportunities arise that are deemed beneficial to the company involving mergers and acquisitions, they will be considered. The Company intends to grow internally by adding to the loan portfolio and bringing in new deposits. The Company plans to open one more branch in 2007. The Company also intends to maintain its capital base on a level that retains a “well capitalized” position.

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which generally consists of attracting deposits from the general public and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 20%) was generally held in cash and invested in government backed investment grade securities.

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

Operating Strategy

Focus on increasing net loans. The Company’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Company is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Company seeks commercial lending relationships with customers borrowing up to $15.0 million. The Bank’s legal lending limit for secured and unsecured loans was $15.0 million and $9.0 million as of June 30, 2007, respectively. In addition, the Company shares participation in loans with other banks for loans generated that exceed its legal lending limit.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified six policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

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

Mergers and Acquisitions: The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Acquired Loans: The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the acquisition, and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Corporation creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing valuation allowance for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

Investment Securities: The Company records its securities available for sale in its statement of financial condition at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments for which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated using the constant yield method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale, below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the income statement.

During the second quarter of 2007, the Company sold an $800,000 par value investment security previously classified as held-to-maturity at a loss of $4,000. The security had been acquired as part of the Beach Bank transaction in December 2006 and carried over with the same balance sheet classification. However, the security had been identified with credit weaknesses and rated below investment grade by the major rating agencies. Given that the Company’s Asset Liability Management Policy does not permit the holding of below investment grade securities, the Company executed the sale. Management considers this a rare event and does not anticipate any further sales from the held-to-maturity portfolio outside of the permissible circumstances promulgated by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2007, the Bank had $32 million of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 5 to the Company’s Consolidated Financial Statements included herein for additional information regarding these advances. Liquidity at June 30, 2007, consisted of $30.0 million in cash and cash equivalents and $15.8 million in available-for-sale investments, for a total of $45.8 million, compared to a total of $61.6 million at year-end 2006.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line of credit to supplement liquidity up to the amount of $10.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line of credit of $2.0 million with Independent Bankers Bank. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit. There were no borrowings under these lines of credit at June 30, 2007.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2007 TO JUNE 30, 2007

FINANCIAL CONDITION

Total assets increased by $90.2 million, or 18%, to $594.7 million at June 30, 2007 from $503.9 million at December 31, 2006. The increase in total assets was due primarily to the Bank’s merger with Independent Community Bank (“ICB”).

Net loans receivable increased by $74.0 million, or 21%, to $424.7 million at June 30, 2007, from $350.7 million at December 31, 2006. The increase in these earning assets was the result of the Bank’s merger with ICB which contributed $103.6 million of acquired loans, partially offset by $29.8 million runoff in the pre-acquisition loan portfolio.

The securities portfolio increased by $8.7 million to $66.1 million at June 30, 2007 from $57.4 million at December 31, 2006. The increase was due primarily to the Bank’s merger with ICB.

Premises and equipment increased by $1.3 million, or 13%, to $11.2 million at June 30, 2007, from $9.9 million at December 31, 2006. The increase in premises and equipment was due to spending on leasehold improvements for the three new branches opened during the first quarter of 2007.

Goodwill and other intangible assets increased by $29.1 million in 2007 to $48.3 million from $19.2 million at December 31, 2006. This increase is attributed to the purchase price premium and certain costs to be capitalized incurred in the Bank’s merger with ICB.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $3.8 million at June 30, 2007, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Specific Allowance: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of Loans”, and establishing a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimate of potential loss based upon anticipated events.

At December 31, 2006, the allowance for loan losses was $3.1 million. During the six months ended June 30, 2007, the Company reversed $198,000 of the provision for loan losses due to a contraction of the Bank’s loan portfolio of about $29.8 million. In addition, the Company recorded a $907,000 allowance for loan loss associated with the Bank’s merger with Independent Community Bank. Charge offs and recoveries amounted to $52,371 and $44,289, respectively. Collectively, these items result in a $3.8 million allowance for loan losses at June 30, 2007. The $907,000 allowance recorded upon the merger with Independent Community Bank excludes valuation allowances for loans that were impaired at the time of acquisition as per the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

The allowance for loan losses as a percentage of gross loans was 0.88% at June 30, 2007, compared to 0.87% at December 31, 2006. Even with the reversal of $198,000 of provision for loan loss, the Company was able to set aside additional reserves for vacant land loans by increasing a subjective management loss factor within the methodology for calculating the allowance for loan losses. Vacant land loan are typically non-income producing properties and the viability for land development and the borrowers’ capacity to repay have been adversely impacted by the weakened conditions of the South Florida real estate market. Management believes those qualitative and economic factors have been appropriately considered in its determination of the adequacy of the allowance for loan losses. Vacant land loans represent 18% of total gross loans at June 30, 2007.

The Bank’s impaired assets were $12.2 million at June 30, 2007, or 2.85% of total gross loans, compared to $12.0 million at December 31, 2006, or 3.38% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Approximately, $10.4 million, or 85%, of the $12.2 million in impaired loans is secured by real estate.

The Company’s nonperforming assets are as follows:

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and OREO and other foreclosed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Non-accrual loans:
Commercial	$625	$453
Commercial real estate	2,197	—
Residential real estate	44	—
Accrual loans past due 90 days or more:
Commercial real estate	3,504	500
Residential real estate	553	—
OREO	985	—
Total nonperforming assets	$7,908	$953

Total nonperforming assets have increased in the six months ended June 30, 2007 from December 31, 2006 by $7.0 million. The total of $7.9 million at June 30, 2007, consists of 11 loans and 1 foreclosed property in various stages of resolution for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. The total of $1.0 million at December 31, 2006, consisted of 6 loans. No additional significant reserves have been set aside during the six months ended June 30, 2007 for the increase in nonperforming assets as the liquidation values of the underlying collateral pledged exceeds the recorded investment in the loans.

LIABILITIES

Liabilities increased $68.8 million, or 16%, to $488.1 million at June 30, 2007 from $419.3 million at December 31, 2006 mostly due to the Bank’s merger with ICB partially offset by a decrease in select deposit products through an intended reduction in interest rates in order to realign our funding costs with our business plan. The selected deposit products were high rate CD’s acquired in the Beach Bank transaction and NOW accounts with above market interest rates.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $448.2 million at June 30, 2007 from $403.0 million at December 31, 2006. The increase of 11% during the first six months of 2007 is due to the addition of $128.7 million of deposits acquired in the Independent Community Bank transaction offset by an $83.5 million reduction in deposits. The decrease of $83.5 million was driven by a strategic decision to lower rates on selected high interest rate deposits, particularly NOW accounts and high rate CD’s, in order to reduce our overall cost of funds.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, and Palm Beach County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	June 30, 2007	December 31, 2006
	(In thousands)

NOW accounts	$80,680	$115,465
Money market accounts	88,913	21,784
Savings accounts	15,520	9,372
Certificates of deposit under $100,000	86,603	79,694
Certificates of deposit $100,000 and more	108,771	123,329
Total interest-bearing deposits	380,487	349,644
Non-interest bearing deposits	67,673	53,334
Total deposits	$448,160	$402,978

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $32.0 million at June 30, 2007, compared to $11.0 million at December 31, 2006. This increase was primarily due to the Bank borrowing on a short term basis to meet liquidity needs. See note 5 to the Company’s Consolidated Financial Statements.

CAPITAL

The Company’s total stockholders’ equity was $106.6 million at June 30, 2007, an increase of $21.9 million, or 26%, from $84.5 million at December 31, 2006. The increase includes $22.0 million of shares of common stock issued in connection with the Independent Community Bank transaction.

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

The Company and the Bank’s capital ratios at June 30, 2007 and December 31, 2006 are listed below:

Capital Ratios	June 30, 2007	December 31, 2006	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	13.17%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	12.31%	16.61%	>4%	>6%
Tier 1 leverage capital	10.34%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	13.15%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	12.28%	15.48%	>4%	>6%
Tier 1 leverage capital	10.31%	16.21%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

The Company reported net income of $216,000 for the six months ended June 30, 2007 compared to net income of $854,000 for the six months ended June 30, 2006. Basic and diluted earnings per share from continuing operations were $0.02 for the six months ended June 30, 2007. Basic and diluted income per share were $0.11 and $0.10, respectively, for the six months ended June 30, 2006. Basic and diluted earnings per share reflect 1.5 million shares of common stock issued for the acquisition of certain assets and assumption of certain liabilities of Beach Bank and 1.6 million shares of common stock issued for the merger with Independent Community Bank.

The change in the results of operations from the six months ended June 30, 2007 compared to the six months ended June 30, 2006, was due to non-interest expenses outpacing the improvement in net interest income, non-interest income, and a reversal of the provision for loan loss. The improvement in net interest income and non-interest income was driven by the effect of the two business combinations, but more than offset by increases in non-interest expenses and provision for income taxes as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2007 was $10.4 million compared to $7.4 million for the six months ended June 30, 2006, an increase of $3.0 million, or 40%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the six months ended June 30,
	2007			2006
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$66,535	$1,707	5.17%	$28,498	$605	4.28%
Federal funds sold and other	18,276	469	5.17	15,013	349	4.69
Loans:
Commercial loans (2)	33,661	1,530	9.17	27,328	1,279	9.44
Commercial mortgage loans (2)	246,996	10,695	8.73	150,871	6,590	8.81
Consumer loans(2)	4,601	199	8.73	1,860	77	8.35
Residential mortgage loans (2)	85,224	3,667	8.68	56,501	2,491	8.89
Home equity and other loans (2)	19,509	711	7.35	1,302	48	7.43
Total loans	389,991	16,802	8.69	237,862	10,485	8.89
Total interest earning assets	474,802	18,978	8.06	281,373	11,439	8.20
Non-interest earning assets	59,875			23,937
Total	$534,677			$305,310
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$95,538	1,939	4.09	$76,466	1,529	4.03
Money Market accounts	49,335	1,026	4.19	16,044	284	3.56
Savings accounts	12,157	193	3.20	3,656	19	1.05
Certificates of deposit	183,547	4,734	5.20	95,591	1,889	3.99
Total interest-bearing deposits	340,577	7,892	4.67	191,757	3,721	3.91
Federal funds purchased and securities sold under repurchase agreement	3,794	81	4.32	1,064	19	3.60
Federal Home Loan Bank advances	25,891	651	5.07	14,204	285	4.05
Total interest bearing liabilities	370,262	8,624	4.70	207,025	4,025	3.92
Non-interest bearing liabilities	68,655			36,659
Stockholders' equity	95,760			61,626
Total	$534,677			$305,310
Net Interest income and yield on net interest-earning assets		$10,354	4.40%		$7,414	5.31%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock increased by $1.2 million, or 128%, to $2.2 million for the six months ended June 30, 2007 from $954,000 for the six months ended June 30, 2006, due primarily to a 75 basis point increase in yield from 2006 and by an increase of $41.3 million, or 95%, in average volume of investments and federal funds sold. Of the increase in average investments, about $35 million is due to the investment securities portfolios acquired from Beach Bank and Independent Community Bank.

Interest and fees on loans increased by $6.3 million, or 60%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase in loan income resulted from an increase in total average loan balances outstanding of $152.1 million from $237.9 million for the six months ended June 30, 2006 to $390.0 million for the same period in 2007. The increase in the average balance of loans was primarily due to increasing loan origination and the loan portfolio acquired from Beach Bank in December 2006 and Independent Community Bank in March 2007. These volume increases were offset by lower interest yields of approximately 20 basis points when comparing the six months ended June 30, 2007 versus the six months ended June 30, 2006.

The yield on interest-earning assets was 8.06% for the six months ended June 30, 2007, a 14 basis point decline from 8.20% for the six months ended June 30, 2006.

Total interest expense increased $4.6 million, or 114% to $8.6 million for the six months ended June 30, 2007 as compared to $4.0 million for the six months ended June 30, 2006. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $148.8 million, or 78%, to $340.6 million for the six months ended June 30, 2007 from $191.8 million for the same period in 2006. The increase in deposit interest expense was primarily attributed to the increase in the volume of deposits associated with the Beach Bank acquisition and the Independent Community Bank merger, as well as increased rates of 76 basis points on a year over year basis. The higher interest expense during the six months ended June 30, 2007 reflects the competitive environment for core deposits as principally evidenced in our case by rates paid on NOW, money market, and business savings accounts as well as high cost CD’s that were raised throughout 2006 and 2007 to fund loans and to provide liquidity. In addition, other average borrowings increased to $29.7 million for the six months ended June 30, 2007 as compared to $15.3 million for the six months ended June 30, 2006. This increase was primarily due to higher average FHLB advances of $11.7 million on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $553,000, or 132%, to $973,000 for the six months ended June 30, 2007 from $420,000 for the six months ended June 30, 2006. This increase was due to the effect of the two business combinations and higher fees derived from not sufficient funds (NSF) and uncollected funds service charges.

NON-INTEREST EXPENSE

Total non-interest expense increased by $4.6 million, or 72%, to $11.0 million for the six months ended June 30, 2007 period from $6.4 million for the six months ended June 30, 2006. Salaries and employee benefits, occupancy costs related to the expansion of our branch network, data processing and telecommunication costs to support a larger bank, amortization of core deposit intangibles, FDIC insurance, company wide insurance costs, and a $292,000 charge for obsolete fixed assets mostly associated with the demolition of our Grovegate branch, constituted the majority of the increase in expenses. Our Grovegate branch is operating in a temporary modular structure while a new branch is being constructed at that same site.

Salaries and employee benefits were $5.1 million for the six months ended June 30, 2007 compared to $3.4 million for the six months ended June 30, 2006, for an increase of $1.7 million or 53%. Of this increase, $269,000 is attributed to higher stock based compensation year over year. The remaining rise in salaries and employee benefits is due primarily to increases in staffing for new and acquired branches and other functions to support the increased volume of activity and in order to develop new client business and service existing client needs. As of June 30, 2007, the number of full time equivalent employees was 142 compared to 92 as of June 30, 2006.

Occupancy and equipment expenses were $2.8 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006. This increased cost was primarily due to rent expenses for the two branches acquired from Beach Bank, one branch acquired from Independent Community Bank, and four new branch locations. In addition, the Company took a one-time charge of $292,000 for obsolete fixed assets during the second quarter of 2007.

Other expenses increased $1.3 million to $3.1 million for the six months ended June 30, 2007, as compared to $1.8 million for the six months ended June 30, 2006. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including data and item processing, insurance, professional services, telecommunication costs related to the implementation of a voice over IP network, amortization of core deposit intangibles, FDIC insurance, and Company wide insurance costs. Of the total increase of $1.3 million year over year, $199,000 was incurred for the one-time operational conversions of Beach Bank and Independent Community Bank into Sun American Bank, $77,000 was spent on a non-recurring litigation settlement, and $47,000 was spent on ongoing OREO expenses.

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

Management reversed $198,000 of provision for loan loss expense due to net loan payoffs and paydowns of $29.8 million during the first half of the year. The growth in loans from the end of 2006 was mostly driven by the loan portfolio acquired through the merger with Independent Community Bank, which in turn was adequately reserved for at the acquisition date. However, the increase in loans obtained through that business combination was partially offset by net loan payoffs and paydowns of approximately $29.8 million. This decrease of $29.8 million allowed the Company to set aside additional reserves needed for vacant land loans and still reverse $198,000 of excess reserves. Management determined that the inherent risks on vacant land loans have increased considerably given the weakened conditions of the South Florida real estate market, and that the potential for decreased land values and the uncertain viability of construction projects on those properties have risen. Other than the additional reserves for vacant land loans, no additional reserves were identified as needed for impaired loans and nonperforming assets as the liquidation values of the underlying collateral pledged exceed the recorded investment in the loans. The provision for the six months ended June 30, 2006 was $569,000.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

Income tax expense was $285,000 for the six months ended June 30, 2007, compared to $0 for the same period in 2006. In the fourth quarter of 2006, the Company reversed the full valuation allowance on net deferred tax assets in accordance with SFAS No 109, “Accounting for Income Taxes”, meaning it could no longer offset otherwise taxable income beginning in 2007. As per the guidance of SFAS 109, management relied upon positive evidence that operating losses had been steadily reducing from 2002 and 2004, that operating profits in 2005 and 2006 had been generated, and that due to the growth of the bank, both internally and through already identified acquisitions with Beach Bank and Independent Community Bank, the Company would be able to produce positive results in 2007 and beyond. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $229,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

The Company reported net income of $119,000 for the three months ended June 30, 2007 compared to net income of $582,000 for the three months ended June 30, 2006. Basic and diluted earnings per share from continuing operations were $0.01 for the three months ended June 30, 2007. Basic and diluted income per share was $0.08 and $0.06, respectively, for the three months ended June 30, 2006. Basic and diluted earnings per share reflect 3.4 million shares of common stock issued since June 2006. Of this amount, 3.1 million shares of common stock are associated with the Beach Bank and Independent Community Bank transactions.

The change in the results of operations from the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to non-interest expenses outpacing the improvement in net interest income, non-interest income, and a reversal of the provision for loan loss. The improvement in net interest income and non-interest income was driven by the effect of the two business combinations but it was more than offset by increases in non-interest expenses and provision for income taxes as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended June 30, 2007 was $5.5 million compared to $3.8 million for the three months ended June 30, 2007, an increase of $1.7 million, or 45%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $4.2 million, or 70%, to $10.2 million for the three months ended June 30, 2007 from $6.0 million for the three months ended June 30, 2006, mostly due to the acquired loans and securities portfolios of Beach Bank and Independent Community Bank.

Total interest expense increased $2.6 million, or 114%, to $4.8 million for the three months ended June 30, 2007 as compared to $2.2 million for the three months ended June 30, 2006. The increase in interest expense was primarily attributed to the increase in volume of deposits from the two acquisitions as well as increased rates on our deposit products on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $289,000, or 144%, to $490,000 for the three months ended June 30, 2007 from $201,000 for the three months ended June 30, 2006. This increase was due to the effect of the two acquisitions and higher fees derived from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended June 30, 2007 increased by $2.7 million, or 81%, to $5.9 million from $3.2 million for the three months ended June 30, 2006.

Salaries and employee benefits were $2.7 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006, for an increase of $1.0 million or 60%. Of this increase, $257,000 is attributed to higher stock-based compensation year over year. The remaining rise in salaries and employee benefits is due primarily to increases in staffing for new and acquired branches and other functions to support the increased volume of activity and in order to develop new client business and service existing client needs. As of June 30, 2007, the number of full time equivalent employees was 142 compared to 92 as of June 30, 2006.

Occupancy and equipment expenses were $1.6 million for the three months ended June 30, 2007 compared to $724,000 for the three months ended June 30, 2006. This increased cost was primarily due to rent expenses for the two branches acquired from Beach Bank, one branch acquired from Independent Community Bank, and two new branch locations. In addition, the Company took a one-time charge of $292,000 for obsolete fixed assets during the second quarter of 2007.

Other expenses increased $688,000 to $1.6 million for the three months ended June 30, 2007, as compared to $864,000 for the three months ended June 30, 2006. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including data and item processing, professional services, telecommunication costs related to the implementation of a voice over IP network, amortization of core deposit intangibles, FDIC insurance, and Company wide insurance costs. Of the total increase of $688,000 year over year, $52,000 was incurred for the one-time operational conversion of Independent Community Bank into Sun American Bank, and $47,000 was spent on ongoing OREO expenses.

PROVISION FOR LOAN LOSSES

Management reversed $198,000 of provision for loan loss expense due to net loan payoffs and paydowns of $19.9 million during the quarter. The decrease in the loan portfolio allowed the Company to reverse excess reserves even after increasing a subjective management loss factor for vacant land loans within the methodology for calculating the allowance for loan losses. Other than the additional reserves for vacant land loans, no additional reserves were identified as needed for impaired loans and nonperforming assets as the liquidation values of the underlying collateral pledged exceed the recorded investment in the loans. The provision for the three months ended June 30, 2006 was $137,000.

PROVISION FOR INCOME TAXES

Income tax expense was $163,000 for the three months ended June 30, 2007, compared to $0 for the same period in 2006. In the fourth quarter of 2006, the Company reversed the full valuation allowance on net deferred tax assets in accordance with SFAS No 109, “Accounting for Income Taxes”, meaning it could no longer offset otherwise taxable income beginning in 2007. As per the guidance of SFAS 109, management relied upon positive evidence that operating losses had been steadily reducing from 2002 and 2004, that operating profits in 2005 and 2006 had been generated, and that due to the growth of the bank, both internally and through already identified acquisitions with Beach Bank and Independent Community Bank, the Company would be able to produce positive results in 2007 and beyond. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $116,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. - Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding the required disclosure, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing date balance sheet. The outcome of this dispute is difficult to predict. The acquisition agreement related to our acquisition transaction provided that the total dollar value of the shares of our common stock to be issued and delivered by the Company, as consideration for the purchase of the assets and the assumption of the obligations was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet. The exact number of shares of our common stock issued in the acquisition transaction is required to be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet, subject to adjustment as described in the agreement. Such final balance sheet of Beach Bank was submitted to the Company on February 27, 2007 and was subject to review by the Company. The Company requested certain adjustments to the final balance sheet of Beach Bank which adjustments are described in Notes M and A to the Unaudited Pro Forma Condensed Consolidated Financial Information included in Exhibit 99.2 to the Company’s report on Form 8-K/A filed on March 20, 2007. The adjustments to the final balance sheet requested by us required the consent of the shareholder representative of Beach Bank, Michael Kosnitzky, which was not provided. Thus, a dispute exists with respect to such final balance sheet between us and the Beach Bank shareholder representative which is subject to arbitration proceedings currently. If the adjustments to the acquisition transaction consideration based on the changes requested by us are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will reduce the final book value of Beach Bank by approximately $1.6 million and will result in a reduction of 243,391 shares of common stock held in the escrow account. If the adjustments to the acquisition transaction consideration based on the changes requested by us are rejected as a result of the arbitration proceeding, the Company would have to issue and deliver an additional 55,905 shares of common stock to the escrow account. If all of our changes are accepted by the arbitration proceeding, the potential favorable adjustment to the Company’s balance sheet would result in the elimination of the liability for the 55,905 shares and the return of 243,391 shares from the escrow account. Collectively, 299,296 shares with an assigned value of $12.50 per share would reduce the goodwill recorded by $3.7 million. Capital would be reduced by $3.0 million and accrued liabilities by $699,000. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet. Furthermore, we are uncertain as to the total costs and expenses to us of the arbitration proceeding and the effects of these costs and expenses on our financial results. The final resolution of the dispute is expected to occur before the end of 2007.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

From time to time we are subject to litigation and arbitration, the impact of which on our financial position is uncertain. The inherent uncertainty related to litigation makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result of these matters.

We and Sun American Bank are periodically parties to or otherwise involved in legal proceedings or arbitration proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Additionally, we may become subject to other litigation and arbitration activity not in the ordinary course of business, including without limitation disputes arising from acquisitions and business combinations.

On June 2, 2006, we, Michael Golden, and Franklin Financial Group, LLC were named as defendants in a civil suit filed by Sam Caliendo and G. Carlton Marlowe, both former members of our board of directors, Case No. 502006CA005467XXXXMB, Palm Beach County Circuit Court. The plaintiffs allege that they did not receive compensation, including options and warrants that were promised to them while they were board members. Mr. Caliendo further alleges that he was not paid for services provided to Mr. Golden, individually, and to Franklin Financial Group, LLC. No specific damage amount was alleged in the complaint. In May 2007, this dispute was settled at a cost to us of approximately $77,000.

Additionally, the Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing date balance sheet. The acquisition agreement related to our acquisition transaction provided that the exact number of shares of our common stock issued in the acquisition transaction is required to be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet, subject to adjustment as described in the agreement. The adjustments to the final balance sheet requested by the Company were not implemented leading to the current arbitration proceeding. If the adjustments to the acquisition transaction consideration based on the changes requested by us are rejected as a result of the arbitration proceeding, the Company would have to issue and deliver an additional 55,905 shares of common stock to the escrow account. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet. Furthermore, we are uncertain as to the total costs and expenses to us of the arbitration proceeding and the effects of these costs and expenses on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchase Under the Plans or Programs

May 2007	7,140	$11.83	7,140	392,860
June 2007	4,019	$11.96	4,019	388,841

———————

(1)

On May 7, 2007, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 400,000 of its shares of common stock over the next 12 months. The shares are to be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The 2007 Annual Stockholders Meeting (the “Annual Meeting”) was held on June 15, 2007. At the Annual Meeting, the stockholders reelected Messrs. Nelson Famadas, Ph. D, and Stephen L. Perrone to serve as Class II directors of the Company each to serve for a term of three years until the Company’s 2010 annual meeting of stockholders by the following votes:

	For	Against	Withheld
Nelson Famadas	5,944,928	611,311	—
Stephen L. Perrone	5,944,928	611,311	8,507

Each of the following Class I and Class II directors who were reelected at the annual meeting of stockholders will continue to serve as directors: Michael E. Golden, James F. Partridge, Leonard F. Marinello, Michael F. Rosinus, and Alberto Valle.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

2.1

Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank, dated as of May 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006)

2.2

Agreement and Plan of Merger among the Company, the Bank, and Independent Community Bank, dated as of November 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2006).

11.1

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 7 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

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

SUN AMERICAN BANCORP

August 14, 2007	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 14, 2007	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

No.

Description

2.1

Asset Acquisition and Assumption Agreement among the Company, the Bank and Beach Bank, dated as of May 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006)

2.2

Agreement and Plan of Merger among the Company, the Bank, and Independent Community Bank, dated as of November 17, 2006 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2006)

11.1

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 7 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002