Form 10-Q
period 2007-09-30
Sun American Bancorp
filed 2007-11-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007:

10,662,515 shares of Common Stock

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from financial institutions	$8,660,240	$7,878,379
Federal funds sold	2,361,000	48,537,000
Total cash and cash equivalents	11,021,240	56,415,379
Securities available for sale	11,096,602	5,173,796
Securities held to maturity (fair value 2007 - $58,297,982, 2006 - $ 51,980,571)	58,257,730	52,244,379
Loans, net (of allowance for loan losses of $4,144,876 and $3,052,638)	435,012,914	350,742,657
Federal Reserve Bank stock	3,075,850	1,749,300
Federal Home Loan Bank stock	2,588,500	1,289,600
Accrued interest receivable	2,898,028	2,409,283
Premises and equipment, net	11,371,816	9,880,563
Goodwill	45,631,369	17,440,156
Intangibles	2,958,559	1,758,082
Other assets	4,543,329	4,780,002
	$588,455,937	$503,883,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$58,585,308	$53,334,086
Interest bearing	383,812,353	349,644,106
Total deposits	442,397,661	402,978,192
Repurchase agreements	3,879,636	1,547,273
Federal Home Loan Bank advances	32,000,000	11,000,000
Other borrowed money	200,000	—
Accrued expenses and other liabilities	4,099,187	3,816,044
Total liabilities	482,576,484	419,341,507
Minority interest	28,023	27,753
Shareholders’ equity
Common stock, $.025 par value; 20,000,000 shares authorized; 2007 – 10,862,374 shares outstanding, 2006 – 9,270,657 shares outstanding	273,374	231,766
Capital surplus	109,640,338	87,407,548
Accumulated deficit	(3,166,760)	(2,915,439)
Treasury stock, at cost; 72,570 shares	(631,575)	—
Accumulated other comprehensive loss	(263,947)	(209,938)
Total shareholders’ equity	105,851,430	84,513,937

	$588,455,937	$503,883,197

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Nine months ended September 30, 2007 and 2006

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$25,498,880	$16,657,407
Securities	2,642,216	954,969
Federal funds sold and other	711,630	383,216
	28,852,726	17,995,592
Interest expense:
Deposits	12,647,249	5,959,505
Other	973,075	515,949
	13,620,324	6,475,454

Net interest income before provision for loan losses	15,232,402	11,520,138
Provision for loan losses	155,694	795,304

Net interest income after provision for loan losses	15,076,708	10,724,834

Non-interest income:
Service charges on deposit accounts and other fees	1,469,115	621,060
Net losses on sales of securities	(11,540)	—
	1,457,575	621,060

Non-interest expenses:
Salaries and employee benefits	7,840,514	5,228,888
Occupancy and equipment	4,300,746	2,083,655
Data and item processing	919,278	511,671
Professional fees	870,329	507,380
Insurance	426,654	182,764
Amortization of intangible assets	564,591	112,232
Other	1,769,114	1,373,825
	16,691,226	10,000,415

(Loss) income before income taxes and minority interest	(156,943)	1,345,479

Minority interest in net income of subsidiaries	(15,975)	(713)
(Loss ) income before provision for income taxes	(172,918)	1,344,766
Income tax expense	78,403	—
Net (loss) income	$(251,321)	$1,344,766

Basic (loss) earnings per share	$(0.02)	$0.18
Diluted (loss) earnings per share	$(0.02)	$0.15
Weighted average number of common shares, basic	10,754,472	7,540,168
Weighted average number of common shares, diluted	10,754,472	8,946,766

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Three months ended September 30, 2007 and 2006

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$8,697,131	$6,171,473
Securities	935,507	350,017
Federal funds sold and other	242,668	34,502
	9,875,306	6,555,992
Interest expense:
Deposits	4,755,384	2,238,723
Other	241,433	211,497
	4,996,817	2,450,220

Net interest income before provision for loan losses	4,878,489	4,105,772
Provision for loan losses	353,694	225,853

Net interest income after provision for loan losses	4,524,795	3,879,919

Non-interest income:
Service charges on deposit accounts and other fees	495,367	201,362
Net losses on sales of securities	(10,603)	—
	484,764	201,362

Non-interest expenses:
Salaries and employee benefits	2,701,654	1,875,317
Occupancy and equipment	1,453,027	785,318
Data and item processing	271,373	188,788
Professional fees	272,961	161,856
Insurance	161,572	83,195
Amortization of intangible assets	229,855	36,388
Other	590,743	459,621
	5,681,185	3,590,483

(Loss) income before minority interest	(671,626)	490,798

Minority interest in net income of subsidiaries	(2,440)	(47)
(Loss) income before provision for taxes	(674,066)	490,751
Income tax benefit	(206,976)	—
Net (loss) income	$(467,090)	$490,751

Basic (loss) earnings per share	$(0.04)	$0.06
Diluted (loss) earnings per share	$(0.04)	$0.05
Weighted average number of common shares, basic	10,855,621	7,656,141
Weighted average number of common shares, diluted	10,855,621	9,109,974

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net cash provided by operating activities	$620,978	$1,726,628

Cash flows from investing activities:
Sales of available for sale securities	5,341,581	—
Sales of held to maturity securities	788,002	—
Maturities and pay-downs of available for sale securities	327,711	2,704
Maturities and pay-downs of held to maturity securities	3,411,812	1,511,915
Purchases of held to maturity securities	(10,004,688)	(4,000,000)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(2,109,750)	(930,150)
Decrease (Increase) in net loans	18,889,244	(62,511,413)
Cash equivalents acquired from Independent Community Bank	35,156,280	—
Cash paid for Independent Community Bank	(18,980,752)	—
Purchase of premises and equipment	(2,468,663)	(6,299,682)
Net cash provided (used) in investing activities	30,350,777	(72,226,626)

Cash flows from financing activities:
Net decrease in federal funds purchased and securities sold under repurchase agreements	(997,648)	(298,538)
Increase in Federal Home Loan Bank Advances	98,000,000	20,500,000
Repayment of Federal Home Loan Bank Advances	(83,000,000)	(13,500,000)
Net (decrease) increase in deposits	(89,229,255)	43,213,243
Proceeds from exercise of warrants	113,750	2,045,867
Proceeds from exercise of stock options	12,956	13,235
Proceeds from issuance of stock	—	46,725
Buyback of class C warrants	(517,500)	—
Payment for fractional shares upon reverse stock split	(3,804)	—
Common stock issuance costs	(112,818)	—
Purchases of treasury shares	(631,575)	—
Net cash (used) provided by financing activities	(76,365,894)	52,020,532

Net change in cash and cash and equivalents	(45,394,139)	(18,479,466)

Cash and cash equivalents at beginning of period	56,415,379	27,581,079

Cash and cash equivalents at end of period	$11,021,240	$9,101,613

Supplemental cash flow information:
Interest paid	$13,143,649	$6,475,483
Income taxes paid	$245,000	$587,000
Fair value of noncash assets acquired	$145,841,000	$—
Fair value of liabilities assumed	$138,776,000	$—
Fair value of common stock issued	$22,016,000	$—

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2007 and 2006

	Common Stock	Capital Surplus	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2006	$185,009	$65,526,550	$(5,895,750)	$—	$(190,801)	$59,625,008
Comprehensive Income:
Net income	—	—	1,344,766	—	—	1,344,766
Change in net unrealized loss on securities available for sale, net of reclassification and tax effects	—	—	—	—	(9,626)	(9,626)
Total comprehensive income						1,335,140
Issuance of 14,900 shares of common stock	372	46,353	—	—	—	46,725
573,957 warrants exercised	5,741	2,040,126	—	—	—	2,045,867
2,256 stock options exercised	56	13,179	—	—	—	13,235
Recognition of stock-based compensation expense	—	423,877	—	—	—	423,877
40,000 shares of restricted stock granted	1,000	(1,000)	—	—	—	—
Cumulative effect of adoption of SAB No.108, net of tax	—	—	(198,693)	—	—	(198,693)
Balance at September 30, 2006	$192,178	$68,049,085	$(4,749,677)	$—	$(200,427)	$63,291,159
Balance at January 1, 2007	$231,766	$87,407,548	$(2,915,439)	—	$(209,938)	$84,513,937
Comprehensive Income:
Net loss	—	—	(251,321)	—	—	(251,321)
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(54,009)	(54,009)
Total comprehensive loss						(305,330)
Issuance of 1,630,813 shares of common stock	40,770	21,862,390	—	—	—	21,903,160
30,000 warrants exercised	300	113,450	—	—	—	113,750
1,760 stock options exercised	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	500	(500)	—	—	—	—
Payment for fractional shares upon reverse stock split	(6)	(3,798)	—	—	—	(3,804)
Treasury stock, 72,570 shares	—	—	—	(631,575)	—	(631,575)
Buyback of class C warrants	—	(517,500)	—	—	—	(517,500)
Recognition of stock-based compensation expense	—	765,836	—	—	—	765,836
Balance at September 30, 2007	$273,374	$109,640,338	$(3,166,760)	(631,575)	$(263,947)	$105,851,430

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

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis (see Asset Quality and Non-performing Assets).

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

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”), and Sun American Financial LLC, a wholly owned subsidiary of the Bank which provides mortgage brokerage services to our clients. The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated in consolidation. Wealth management services are provided through Sun American Wealth Management, a financial services division of the Bank. The financial statements and notes to the financial statements have been adjusted to reflect a 1-for-2.5 reverse stock split that took effect in May 2007 for all periods presented, where applicable (see Note 10).

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors, advisors, and employees of the Company under the Amended and Restated Directors’ Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue shares for stock option exercises and restricted stock from available treasury shares. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2007, the Amended and Restated Directors’ Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 18,984 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 1.6 million shares with 1.2 million shares allocated to incentive stock options. At September 30, 2007, 724,820 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date September 30, 2007		Full Year December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,243,589	$9.88	826,613	$8.36
Granted	328,280	12.73	444,560	12.75
Exercised	(1,760)	7.36	(2,256)	5.87
Forfeited or expired	(36,420)	12.70	(25,328)	11.17
Outstanding at end of period	1,533,689	$10.42	1,243,589	$9.88
Options exercisable at end of period	745,933	$8.58	606,213	$7.98

The aggregate intrinsic value for stock options outstanding and options exercisable at September 30, 2007, was $61,000. The weighted average remaining contractual term of stock options outstanding and options exercisable at September 30, 2007, was 7.8 years and 6.8 years, respectively.

During the nine months ended September 30, 2007, proceeds from the exercise of 1,760 stock options amounted to $12,956 with an intrinsic value of $9,420 on the date of exercise. The fair value of options vesting in the period, based upon the closing price of $6.23 on the Nasdaq Global Market, on September 30, 2007, was $870,000.

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

Black-Scholes assumptions	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

Risk-free interest rate	4.78%	4.93%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	20%	21%
Dividend yield	0%	0%

Weighted average fair value of options granted during the year	$4.28	$4.95

As of September 30, 2007, there was $3.1 million of total unrecognized stock option compensation cost granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date September 30, 2007
	Shares	Average Market Price at Grant

Outstanding at beginning of year	40,000	$13.13
Awarded	20,000	13.08
Released	—	—
Forfeited	—	—
Outstanding at end of period	60,000	$13.10

As of September 30, 2007, there was $598,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 3.8 years.

Note 2. Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month period ended September 30, 2007 and 2006, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission. All capitalized terms used in these notes to consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to the consolidated financial statements.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

Note 4. Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Nine months ended September 30,
	2007	2006

Balance, beginning of year	$3,052,638	$2,119,396
Total charge-offs	(56,156)	(1,060)
Recoveries	86,100	33,122
Acquisition related adjustment (1)	906,600	—
Provision for loan losses	155,694	795,304
Allowance balance at end of period	$4,144,876	$2,946,762

Gross loans	$439,157,790	$275,325,043

—————

(1)

The acquisition related adjustment excludes valuation allowances for loans that were impaired at the time of acquisition as per the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such impaired loans are initially recorded at fair value, which represent the present value of the expected cash flows.

	Three months ended September 30,
	2007	2006

Balance, beginning of period	$3,753,156	$2,717,884
Total charge-offs	(3,785)	—
Recoveries	41,811	3,025
Provision for loan losses	353,694	225,853
Allowance balance at end of period	$4,144,876	$2,946,762

Impaired loans were as follows:

	September 30, 2007	December 31, 2006

Loans with no allocated allowance for loan losses	$5,790,522	$11,963,044
Loans with allocated allowance for loan losses	6,831,280	—
Impaired loans at end of period	$12,621,802	$11,963,044
Amount of the allowance for loan losses allocated	$875,913	$—

Approximately $11.2 million, or 89%, of the $12.6 million at September 30, 2007 in impaired loans is secured by real estate. At December 31, 2006, $9.5 million, or 79%, of the $12.0 million in impaired loans was secured by real estate.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. For more information see “Asset Quality and Non-performing Assets” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and other real estate owned (“OREO”). The following table sets forth information with respect to non-performing loans identified by the Company at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006

Loans past due over 90 days still on accrual	$46,755	$500,000
Nonaccrual loans	9,374,201	452,949
OREO	123,750	—
Total non-performing assets	$9,544,706	$952,949

Non-performing loans at September 30, 2007 were 2.17% of total portfolio loans and 1.62% of total assets, an increase from the corresponding December 31, 2006 ratios of 0.27% and 0.19%, respectively. Of the non-performing loans at September 30, 2007, about 96% were real estate secured. Those loans, when originated, had appropriate loan-to-value ratios and, accordingly, have loss exposure which is expected to be minimal; however, underlying real estate values depend upon current economic conditions and liquidation strategies. Other non-performing loans were generally secured by other business assets. Non-performing loans at September 30, 2007 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 5. Federal Home Loan Bank Advances and Other Borrowed Money

The details of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2007 and December 31, 2006 were as follows:

September 30, 2007	December 31, 2006	Maturity Date	Interest Rate

$16,000,000	$—	October 2007	5.33%
5,000,000	—	October 2007	5.33
5,000,000	—	October 2007	5.32
—	5,000,000	January 2007	3.69
3,000,000	3,000,000	December 2007	3.59
1,000,000	1,000,000	March 2008	5.51
2,000,000	2,000,000	December 2008	3.87
$32,000,000	$11,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The Bank maintains an unsecured line of credit of $10.0 million and the Company maintains two secured revolving lines of credit amounting to $5.0 million, all with Independent Bankers Bank, to meet interim liquidity needs. The Company has drawn $200,000 against one of the secured line as of September 30, 2007 at a prevailing interest rate of 6.75%. There were no borrowings outstanding under the Bank’s unsecured line of credit as of September 30, 2007 and December 31, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Capital Adequacy

The Company’s and the Bank’s capital ratios at September 30, 2007 and December 31, 2006 are listed below.

Capital Ratios	September 30, 2007	December 31, 2006	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	12.62%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	11.70%	16.61%	>4%	>6%
Tier 1 leverage capital	10.35%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	12.72%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	11.80%	15.48%	>4%	>6%
Tier 1 leverage capital	10.43%	16.21%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at September 30, 2007.

Note 7. Basic and Diluted Earnings per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Nine months ended September 30,
	2007	2006
Basic earnings per share:
Net (loss) income	$(251,321)	$1,344,766

Weighted average shares outstanding, basic	10,754,472	7,540,168
Weighted average shares outstanding, diluted	10,754,472	8,946,766
Basic (loss) earnings per share	$(0.02)	$0.18
Diluted (loss) earnings per share	$(0.02)	$0.15

Stock options and stock warrants to purchase 1.5 million and 5.1 million shares of common stock, respectively, were not considered in computing diluted loss per common share for the nine months ended September 30, 2007, and stock options and stock warrants to purchase 605,080 and 239,600 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the nine months ended September 30, 2006, because they were antidilutive.

Basic and Diluted	Three months ended September 30,
	2007	2006
Basic earnings per share:
Net (loss) income	$(467,090)	$490,751

Weighted average shares outstanding, basic	10,855,621	7,656,141
Weighted average shares outstanding, diluted	10,855,621	9,109,974
Basic (loss) earnings per share	$(0.04)	$0.06
Diluted (loss) earnings per share	$(0.04)	$0.05

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options and stock warrants to purchase 1.5 million and 5.1 million shares of common stock, respectively, were not considered in computing diluted loss per common share for the three months ended September 30, 2007, and stock options to purchase 605,080 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2006, because they were antidilutive.

Note 8. Warrants

As of September 30, 2007, the Company had outstanding warrants to purchase 5,130,025 shares of common stock, including Class A, B, D, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of September 30, 2007 and December 31, 2006, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	September 30, 2007	December 31, 2006
Class A Warrants	0.4	920,125	937,625
Class B Warrants	0.4	10,700	23,200
Class C Warrants	—	—	180,000
Class D Warrants	0.4	4,822,100	4,822,100
Class E Warrants	0.4	1,323,500	1,323,500
Class F Warrants	0.2	8,168,714	8,168,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,614,282	1,604,766
Warrants Outstanding		16,909,421	17,109,905

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

The Company has the right to redeem the Class D warrants at a redemption price of $1.25 per share (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing 30 days’ prior written notice to the Class D warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $14.00, for five consecutive trading days. If the Company calls the Class D warrants for redemption, they will be exercisable until the close of business on the business day next preceding the specified redemption date.

Class E Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.25 per warrant or $10.63 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class E warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class E warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $10.00 per outstanding share, subject to adjustment. The Class E warrants will expire no later than March 2010.

Class F Warrants

Each warrant entitles the holder to purchase 0.2 of a share of common stock at an exercise price of $2.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class F warrants will expire no later than December 2010.

The Company has the right to redeem the Class F warrants at a redemption price of $1.25 per share (subject to adjustment in the event of a stock split, reverse stock split, stock dividend on the common stock or the like) after providing written notice to the Class F warrant holders at any time after the closing price of the Company’s common stock equals or exceeds $14.00, for any period of twenty consecutive trading days. If the Company calls the Class F warrants for redemption, they will be exercisable until the close of business of the specified redemption date. The holders of Class F warrants may satisfy their obligation to pay the aggregate exercise price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Class G Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recapitalization. The Class G warrants will expire no later than May 2010. The holders of Class G warrants may satisfy their obligation to pay the aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Other Warrants

An aggregate of 1,614,282 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2008 and 2010.

Tender Offer

On September 25, 2007, the Company commenced tender offers to purchase any and all of the following securities:

•	4,822,100	Series D warrants at $0.25 per warrant
•	196,808	Series D underwriter warrants at $0.11 per warrant
•	1,323,500	Series E warrants at $0.35 per warrant
•	187,086	Series E underwriter warrants at $0.35 per warrant
•	8,168,714	Series F warrants at $0.32 per warrant
•	740,587.5	Series F underwriter warrants at $0.55 per warrant

The tender offers were originally scheduled to expire at 5:00 p.m. Eastern Time on October 24, 2007. However, the offers were extended to 5:00 p.m. Eastern Time on November 5, 2007. At the expiration of the offer on November 5, 2007 the following amount of securities were tendered:

•	173,026	Series D warrants at $0.25 per warrant
•	None	Series D underwriter warrants at $0.11 per warrant
•	601,500	Series E warrants at $0.35 per warrant
•	40,416	Series E underwriter warrants at $0.35 per warrant
•	1,834,000	Series F warrants at $0.32 per warrant
•	174,360	Series F underwriter warrants at $0.55 per warrant

The total amount paid to repurchase the warrants was $951,000.

Note 9. Acquisitions

Independent Community Bank

On March 30, 2007, Sun American Bank, the subsidiary of the Company, announced that Independent Community Bank (“ICB”), a Florida commercial banking association, merged with and into Sun American Bank with Sun American Bank being the surviving bank in the merger. The consideration consisted of 1,630,813 shares of the Company’s common stock valued at approximately $22.0 million plus $19.0 million in cash. The total purchase price, which includes certain direct acquisition costs of $1.2 million, totaled $42.2 million. Under the purchase method of accounting, the assets and liabilities of ICB were recorded at their respective fair values as of March 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets will be tax deductible over 15 years. Goodwill and other intangible assets amount to approximately $29.7 million.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands of dollars):

Cash and cash equivalents	$35,156
Securities available for sale	11,646
Federal Home Loan Bank stock	516
Loans, net	103,315
Fixed assets	235
Goodwill	27,873
Core deposit intangible	1,792
Other	464
Total assets acquired	180,997
Deposits	128,649
Repurchase agreements	3,330
FHLB advances	6,000
Other liabilities	797
Total liabilities assumed	138,776
Total consideration paid for ICB	$42,221

The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of six years.

The merger with ICB augments our presence in northern Palm Beach County and allows us to enhance our footprint of operations and access new markets.

The Company acquired certain loans from ICB that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, March 30, 2007	September 30, 2007
	(Dollars in thousands)
Contractually required principal and interest	$775	$572
Nonaccretable difference (estimated losses and forgone interest) (1)	(310)	(350)
Cash flows expected to be collected	465	222
Accretable yield	(37)	(18)
Basis in acquired loans	$428	$204
Accretable yield, at acquisition		$37
Accretion		(9)
Transfer to OREO		(10)
Accretable yield, September 30, 2007		$18

———————

(1) Represents the estimated loss ($310,000) at acquisition date recorded as an offset to goodwill. Subsequent deterioration from $310,000 to $350,000 is recorded to provision for loan loss.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beach Bank

The Company acquired certain loans from Beach Bank that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, December 29, 2006	September 30, 2007
	(Dollars in thousands)
Contractually required principal and interest	$2,815	$732
Nonaccretable difference (expected losses and forgone interest)	(59)	(16)
Cash flows expected to be collected	2,756	716
Accretable yield	(136)	(17)
Basis in acquired loans	$2,620	$699
Accretable yield, at acquisition		$136
Accretion		(119)
Accretable yield, September 30, 2007		$17

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

On May 7, 2007, the Company’s Board of Directors authorized a stock repurchase program permitting the Company to repurchase up to 400,000 of its shares of common stock over the next 12 months. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion. Through September 30, 2007, 72,750 shares have been purchased at an average price of $8.70.

Note 11. Legal Proceedings

The Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing date balance sheet. The outcome of this dispute is difficult to predict. The acquisition agreement related to our acquisition transaction provided that the total dollar value of the shares of our common stock to be issued and delivered by the Company, as consideration for the purchase of the assets and the assumption of the obligations was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet. The exact number of shares of our common stock issued in the acquisition transaction is required to be determined based upon the book value of Beach Bank as set forth in the final audited closing balance sheet, subject to adjustment as described in the agreement. Such final balance sheet of Beach Bank was submitted to the Company on February 27, 2007 and was subject to review by the Company. The Company requested certain adjustments to the final balance sheet of Beach Bank which adjustments are described in Notes M and A to the Unaudited Pro Forma Condensed Consolidated Financial Information included in Exhibit 99.2 to the Company’s report on Form 8-K/A filed on March 20, 2007. The adjustments to the final balance sheet requested by the Company required the consent of the shareholder representative of Beach Bank, Michael Kosnitzky, which was not provided. Thus, a dispute exists with respect to such final balance sheet between us and the Beach Bank shareholder representative which is subject to arbitration proceedings currently. If the adjustments to the acquisition transaction consideration based on the changes requested by us are accepted as a result of the arbitration proceeding, such adjustments to the final closing balance sheet will reduce the final book value of Beach Bank by approximately $1.6 million and will result in a reduction of 243,391 shares of common stock held in the escrow account. If the

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments to the acquisition transaction consideration based on the changes requested by us are rejected as a result of the arbitration proceeding, the Company would have to issue and deliver an additional 55,905 shares of common stock to the escrow account. If all of our changes are accepted by the arbitration proceeding, the potential favorable adjustment to the Company’s balance sheet would result in the elimination of the liability for the 55,905 shares and the return of 243,391 shares from the escrow account. Collectively, 299,296 shares with an assigned value of $12.50 per share would reduce the goodwill recorded by $3.7 million. Capital would be reduced by $3.0 million and liabilities would be reduced by $699,000. There can be no assurance as to whether or in what amount adjustments will be made to the final closing balance sheet. Furthermore, we are uncertain as to the total costs and expenses to us of the arbitration proceeding and the effects of these costs and expenses on our financial results. The final resolution of the accounting dispute is expected to occur before the end of 2007.

On July 16, 2007 the financial public relations firm of Wolfe Axelrod Weinberger Associates, LLC (“Wolfe Axelrod”) filed a claim in arbitration against the Company. The claim alleges that the Company entered into an agreement on August 1, 2004 to retain Wolfe Axelrod as its financial relations counsel for a period of one year. The payments due under the agreement were $4,300 per month for the first six months and $3,300 per month for the second six months. It is alleged that the agreement would automatically renew for a full year unless cancelled in writing 30 days before the 12 months had ended. The Company asserts that it overpaid Wolfe Axelrod by paying $4,300 for more than the first six months of the agreement. The Company also asserts that it terminated the agreement orally and in writing due to the failure of performance by Wolfe Axelrod. The claim of Wolfe Axelrod is that it is owed 10 monthly payments of $4,300 for a total of $43,000 plus attorney’s fees. In addition, Wolfe Axelrod alleges that it was instrumental in raising $1.8 million of capital for the Company and that it is entitled to a 5% finder’s fee ($90,000). The Company denies this claim in its entirety. The total of the claims of Wolfe Axelrod at this time amount to $133,000 plus attorney’s fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of the consolidated operating results of the Company and its bank subsidiary for the three and nine months ended September 30, 2007 and 2006, respectively, and the financial condition of the Company at September 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Additional oral or written forward-looking statements may be made by Sun American Bancorp (“the Company”) from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that, (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a decline in general economic conditions, and the possibility of recession could adversely affect our business, and (xii) lack of dividends, dilution and anti-take over provisions in our articles and by laws. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

BUSINESS SUMMARY

The Company’s primary market and service area is Broward, Miami-Dade and Palm Beach counties where the Company operates fourteen full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and more recently the merger with ICB completed in March 2007. Coupled with these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial and consumer loan products and by competitively pricing deposit products.

As of September 30, 2007, the Company had total assets of $588.5 million, net loans of $435.0 million, deposits of $442.4 million and stockholders’ equity of $105.9 million.

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

The Company’s results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial and retail banking business which generally consists of attracting deposits from the general public and using the majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the bank’s portfolio (approximately 10% to 20%) is generally held in cash and invested in government backed investment grade securities.

EXECUTIVE OVERVIEW

In general, South Florida real estate markets have declined in value throughout 2007. The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the weakening real estate conditions in our South Florida geographic region. The Company’s financial results reflect the impact of these conditions through higher levels of non-performing assets, increased loan loss reserves and compression of our net interest margin. The Company is reporting non-performing assets of $9.5 million in the quarter versus $7.9 million reported at June 30, 2007. It is the general consensus in the market place that the South Florida economic trend will remain down for the near future and therefore management can only offset this factor in a limited way.

The Company has however proactively worked to mitigate the negative market impact on our financial results where possible. We have reduced our overall exposure of the loan portfolio through scheduled loan amortizations and payoffs. In select cases where we determined that the risk profile of specific loans had changed to exceed our acceptable limits, we have declined to renew the loan or guided customers to seek alternative financing. Further, the Company sold loans or obtained additional collateral in order to reduce risk to the portfolio.

The Company’s loan loss reserves are impacted by a number of different components. Reserve requirements actually reflect a decrease based upon historic performance. The Bank has not had any significant charge offs in more than two years which results in a smaller reserve requirement. This was offset by assigning higher reserves in other areas to reflect geographic, economic and loan category exposures.  All of these factors including the net reduction of the loan portfolio of approximately $18.9 million resulted in a modest increase in the provision for loan losses of $156,000 in the nine months ended September 30, 2007.

Management determined a provision for loan loss of $354,000 was needed for the three months ended September 30, 2007.  This provision was necessary due to the increase in non-performing assets during the period and to the assignment of higher provisions in other areas to reflect current market exposures. Management will continue to monitor the adequacy of our loan loss provisions in conjunction with the current economic condition in South Florida.

A portion of the Bank’s non-performing assets did not impact provision expense because they were acquired through the ICB transaction whereby these impaired assets were originally identified at the acquisition date and booked at much lower carrying values. Consequently, this write-down was offset against the related goodwill as required by GAAP.

In an effort to increase the Bank’s new loan originations, the Company has substantially added to the number of senior loan officers on staff to help develop new business. As a result of this, the pipeline of new loans has started to build which should facilitate increased loan revenues in the medium term.

Our consumer lending function that was initiated in 2006 has resulted in steady growth throughout 2007 funding about $17 million of home equity loans since program inception.

Core deposit growth remains a competitive activity for the Bank. The market remains price sensitive and clients remain rate sensitive. The bank has continued a policy to remain competitive in our market place but to adjust deposit pricing to meet funding needs over time.

The Company instituted a stock buy back program and purchased over 272,000 shares of common stock through the middle of November 2007 in the open market under this program.  Finally, we completed our tender offer to repurchase 2.8 million of various series of the Company’s warrants in order to reduce the dilutive effect of these securities on the Company’s operating results (see Note 8 to the Company’s consolidated financial statements).

CRITICAL ACCOUNTING POLICIES

The Company has identified six policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in this section (See below the section entitled “Asset Quality and Non-performing Assets”).

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

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Company creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing valuation allowance for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

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

LIQUIDITY AND CAPITAL RESOURCES

Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida continues to develop and faces intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market and NOW accounts can quickly adjust the level of deposits.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2007, the Bank had $32.0 million of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 5 to the Company’s Consolidated Financial Statements included herein for additional information regarding these advances. Liquidity at September 30, 2007, consisted of $11.0 million in cash and cash equivalents and $11.1 million in available-for-sale investments, for a total of $22.1 million, compared to a total of $61.6 million at year-end 2006. The principal use of liquidity, net of the effect of the ICB acquisition, has been to reduce high yielding deposits in order to improve the net interest spread.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line of credit to supplement liquidity up to the amount of $10.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains two secured lines of credit amounting to $5.0 million with Independent Bankers Bank. The Company has drawn $200,000 against one of the lines as of September 30, 2007 at a prevailing interest rate of 6.75%. See note 5 to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007

FINANCIAL CONDITION

Total assets increased by $84.6 million, or 17%, to $588.5 million at September 30, 2007 from $503.9 million at December 31, 2006. The increase in total assets was due primarily to the Bank’s merger with Independent Community Bank (“ICB”).

Net loans receivable increased by $84.3 million, or 24%, to $435.0 million at September 30, 2007, from $350.7 million at December 31, 2006. The increase in these earning assets was the result of the Bank’s merger with ICB which contributed $103.3 million of acquired loans, partially offset by $18.9 million runoff in the pre-acquisition loan portfolio.

The securities portfolio increased by $11.9 million to $69.3 million at September 30, 2007 from $57.4 million at December 31, 2006. The increase was due primarily to the Bank’s merger with ICB.

Premises and equipment increased by $1.5 million, or 15%, to $11.4 million at September 30, 2007, from $9.9 million at December 31, 2006. The increase in premises and equipment was due to spending on leasehold improvements for the three new branches opened during the first quarter of 2007 and another branch to be opened in the fourth quarter partially offset by depreciation expense.

Goodwill and other intangible assets increased by $29.4 million in 2007 to $48.6 million from $19.2 million at December 31, 2006. This increase is attributed to the purchase price premium and certain costs to be capitalized incurred in the Bank’s merger with ICB.

ASSET QUALITY AND NON-PERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $3.8 million at September 30, 2007, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic and geographic market conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure complete analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local economy and historical loan losses as well as components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accrual loans, impaired assets, non-performing assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

Non-Specific Allowance: The methodology used in establishing non-specific allowances is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the non-specific allowance is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over the last three fiscal years. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions.

Specific Allowance: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of Loans”, and establishing a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimate of loss based upon anticipated events.

At December 31, 2006, the allowance for loan losses was $3.1 million. During the nine months ended September 30, 2007, the Company recorded $156,000 of provision for loan losses despite a contraction of the Bank’s loan portfolio of about $18.9 million in order to provide additional reserves for non-performing assets. In addition, the Company recorded a $907,000 allowance for loan loss associated with the Bank’s merger with ICB. Charge offs and recoveries amounted to $56,156 and $86,100, respectively. Collectively, these items result in a $4.1 million allowance for loan losses at September 30, 2007. The $907,000 allowance recorded upon the merger with ICB excludes valuation allowances for loans that were impaired at the time of acquisition as per the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

The allowance for loan losses as a percentage of gross loans was 0.94% at September 30, 2007, compared to 0.86% at December 31, 2006. The Company set aside additional reserves for the increase in non-performing assets as well as for performing vacant land loans. Vacant land loans are typically non-income producing properties and the viability for land development and the borrowers’ capacity to repay have been adversely impacted by the weakened conditions of the South Florida real estate market. Management believes those qualitative and economic factors have been appropriately considered in its determination of the adequacy of the allowance for loan losses. Vacant land loans represent 15% of total gross loans at September 30, 2007.

The Bank’s impaired assets were $12.6 million at September 30, 2007, or 2.87% of total gross loans, compared to $12.0 million at December 31, 2006, or 3.38% of total loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Approximately, $11.2 million, or 89%, of the $12.6 million in impaired loans is secured by real estate.

The Company’s non-performing assets are as follows:

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and OREO and other foreclosed assets. The following table sets forth information with respect to non-performing assets identified by the Bank at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)

Non-accrual loans:
Commercial	$411	$453
Commercial real estate	8,776	—
Residential real estate	187	—
Accrual loans past due 90 days or more:
Commercial real estate	47	500
OREO	124	—
Total non-performing assets	$9,545	$953

Total non-performing assets have increased in the nine months ended September 30, 2007 from December 31, 2006 by $8.6 million. The total of $9.5 million at September 30, 2007, consists of 13 loans in various stages of resolution and one foreclosed property for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. The total of $1.0 million at December 31, 2006, consisted of six loans. Additional reserves were set aside during the nine months ended September 30, 2007 for the increase in non-performing assets, however, the negative effect on the income statement was partially offset by lower reserve for loan loss requirements due to our loan portfolio being reduced by $18.9 million as a result of regular loan amortizations, paydowns, and payoffs.

LIABILITIES

Liabilities increased $63.3 million, or 15%, to $482.6 million at September 30, 2007 from $419.3 million at December 31, 2006 mostly due to the Bank’s merger with ICB partially offset by a decrease in select deposit products through an intended reduction in interest rates in order to realign our funding costs with our business plan. The selected deposit products were high rate CD’s acquired in the Beach Bank transaction and NOW accounts with above market interest rates.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $442.4 million at September 30, 2007 from $403.0 million at December 31, 2006. The increase of 10% during the first nine months of 2007 is due to the addition of $128.6 million of deposits acquired in the ICB transaction offset by an $89.2 million reduction in deposits. The decrease of $89.2 million was driven by a strategic decision to lower rates on selected high interest rate deposits, particularly NOW accounts and high rate CD’s, in order to reduce our overall cost of funds. If the decrease were to be in excess of immediate funding needs these deposits would be replaced with wholesale funding.

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

Although the Bank operates its branches in a highly competitive banking market, the ratio of loans to deposits has remained at acceptable levels.

Deposits	September 30, 2007	December 31, 2006
	(In thousands)

NOW accounts	$84,777	$115,465
Money market accounts	76,004	21,784
Savings accounts	28,967	9,372
Certificates of deposit under $100,000	70,015	79,694
Certificates of deposit $100,000 and more	124,050	123,329
Total interest-bearing deposits	383,813	349,644
Non-interest bearing deposits	58,585	53,334
Total deposits	$442,398	$402,978

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $32.0 million at September 30, 2007, compared to $11.0 million at December 31, 2006. This increase was primarily due to the Bank borrowing on a short term basis to meet liquidity needs. See note 5 to the Company’s Consolidated Financial Statements.

CAPITAL

The Company’s total stockholders’ equity was $105.9 million at September 30, 2007, an increase of $21.4 million, or 25%, from $84.5 million at December 31, 2006. The increase includes $22.0 million of shares of common stock issued in connection with the ICB transaction, partially offset by share repurchases of $632,000.

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

The Company and the Bank’s capital ratios at September 30, 2007 and December 31, 2006 are listed below:

Capital Ratios	September 30, 2007	December 31, 2006	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	12.62%	17.46%	>8%	>10%
Tier 1 risk-weighted capital	11.70%	16.61%	>4%	>6%
Tier 1 leverage capital	10.35%	17.41%	>4%	>5%

Sun American Bank
Total risk-weighted capital	12.72%	16.33%	>8%	>10%
Tier 1 risk-weighted capital	11.80%	15.48%	>4%	>6%
Tier 1 leverage capital	10.43%	16.21%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems, including ALCO processes, to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company reported a net loss of $250,000 for the nine months ended September 30, 2007 compared to net income of $1.3 million for the nine months ended September 30, 2006. Basic and diluted loss per share were $0.02 and $0.02, respectively for the nine months ended September 30, 2007. Basic and diluted earnings per share was $0.18 and $0.15, respectively, for the nine months ended September 30, 2006. Basic and diluted loss per share for the 2007 period reflect 1.5 million shares of common stock issued for the acquisition of certain assets and assumption of certain liabilities of Beach Bank issued in December 2006 and 1.6 million shares of common stock issued for the merger with ICB in March 2007.

The change in the results of operations from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was due to non-interest expenses outpacing the improvement in net interest income, non-interest income, and provision for loan loss. The improvement in net interest income and non-interest income was driven by the effect of the two business combinations, but more than offset by increases in non-interest expenses and provision for income taxes as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2007 was $15.2 million compared to $11.5 million for the nine months ended September 30, 2006, an increase of $3.7 million, or 32%.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine months ended September 30,
	2007			2006
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$68,433	$2,642	5.16%	$29,265	$955	4.36%
Federal funds sold and other	18,287	711	5.20	10,838	383	4.73
Loans:
Commercial loans (2)	33,594	2,325	9.25	26,325	1,892	9.61
Loans secured by commercial real estate (2)	259,411	16,696	8.60	156,672	10,590	9.04
Consumer loans(2)	4,654	297	8.54	1,994	126	8.47
Loans secured by residential real estate (2)	78,941	5,021	8.50	58,613	3,942	8.99
Home equity and other loans (2)	22,160	1,160	7.00	1,824	107	7.88
Total loans	398,760	25,499	8.55	245,428	16,657	9.07
Total interest earning assets	485,480	28,852	7.95	285,531	17,995	8.43
Non-interest earning assets	65,530			24,839
Total	$551,010			$310,370
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$90,273	2,733	4.05	$85,709	2,752	4.29
Money Market accounts	62,242	2,088	4.49	15,356	407	3.55
Savings accounts	14,869	398	3.58	3,758	31	1.11
Certificates of deposit	189,480	7,428	5.24	90,934	2,769	4.07
Total interest-bearing deposits	356,864	12,647	4.74	195,758	5,959	4.07
Federal funds purchased and securities sold under repurchase agreement	3,886	119	4.09	1,313	43	4.36
Federal Home Loan Bank advances	22,737	854	5.02	15,117	473	4.18
Total interest bearing liabilities	383,487	13,620	4.75	212,188	6,475	4.08
Non-interest bearing liabilities	68,277			35,833
Stockholders' equity	99,246			62,349
Total	$551,010			$310,370
Net Interest income and yield on net interest-earning assets		$15,232	4.19%		$11,520	5.39%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock increased by $2.1 million, or 150%, to $3.4 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006, due primarily to a 71 basis point increase in yield from 2006 and by an increase of $46.8 million, or 117%, in average volume of investments and federal funds sold. Of the increase in average investments, about $35.0 million is due to the investment securities portfolios acquired from Beach Bank and ICB.

Interest and fees on loans increased by $8.8 million, or 53%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase in loan income resulted from an increase in total average loan balances outstanding of $153.4 million from $245.4 million for the nine months ended September 30, 2006 to $398.8 million for the same period in 2007. The increase in the average balance of loans was primarily due to increasing loan origination and the loan portfolio acquired from Beach Bank in December 2006 and ICB in March 2007. These volume increases were offset by lower interest yields of approximately 52 basis points when comparing the nine months ended September 30, 2007 versus the nine months ended September 30, 2006. The lower yields in 2007 are mostly attributed to the Beach Bank and ICB transactions whose loan portfolios on average carry lower coupon rates.

The yield on interest-earning assets was 7.95% for the nine months ended September 30, 2007, a 48 basis point decline from 8.43% for the nine months ended September 30, 2006.

Total interest expense increased $7.1 million, or 110% to $13.6 million for the nine months ended September 30, 2007 as compared to $6.5 million for the nine months ended September 30, 2006. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $161.1 million, or 82%, to $356.9 million for the nine months ended September 30, 2007 from $195.8 million for the same period in 2006. The increase in deposit interest expense was primarily attributed to the increase in the volume of deposits associated with the Beach Bank acquisition and the ICB merger, as well as increased rates of 67 basis points on a year over year basis. The higher interest expense during the nine months ended September 30, 2007 reflects the competitive environment for core deposits as principally evidenced in our case by rates paid on money market, business savings accounts, and high cost CD’s that were raised throughout 2006 and 2007 to fund loans and to provide liquidity. In addition, other average borrowings increased to $26.6 million for the nine months ended September 30, 2007 as compared to $16.4 million for the nine months ended September 30, 2006. This increase was primarily due to higher average FHLB advances of $7.6 million on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $837,000, or 135%, to $1.5 million for the nine months ended September 30, 2007 from $621,000 for the nine months ended September 30, 2006. This increase was due to the effect of the two business combinations and higher fees derived from not sufficient funds (NSF) and uncollected funds service charges.

NON-INTEREST EXPENSE

Total non-interest expense increased by $6.7 million, or 67%, to $16.7 million for the nine months ended September 30, 2007 period from $10.0 million for the nine months ended September 30, 2006. Salaries and employee benefits, occupancy costs related to the expansion of our branch network, data processing and telecommunication costs to support a larger bank, amortization of core deposit intangibles, FDIC insurance, company wide insurance costs, and a $292,000 charge for obsolete fixed assets mostly associated with the demolition of our Grovegate branch, constituted the majority of the increase in expenses. Our Grovegate branch is operating in a temporary modular structure while a new branch is being constructed at that same site.

Salaries and employee benefits were $7.8 million for the nine months ended September 30, 2007 compared to $5.2 million for the nine months ended September 30, 2006, for an increase of $2.6 million or 50%. Of this increase, $342,000 is attributed to higher stock based compensation year over year. In addition, during the third quarter of 2007 we incurred severance payments of $50,000 associated with a staff reduction of about 10%. The remaining rise in salaries and employee benefits is due primarily to increases in staffing for new and acquired branches and other functions to support the increased volume of activity and in order to develop new client business and service existing client needs. As of September 30, 2007, the number of full time equivalent employees was 129 compared to 93 as of September 30, 2006.

Occupancy and equipment expenses were $4.3 million for the nine months ended September 30, 2007 compared to $2.1 million for the nine months ended September 30, 2006. This increased cost was primarily due to rent expenses for the two branches acquired from Beach Bank, one branch acquired from ICB, and four new branch locations. In addition, the Company took a one-time charge of $292,000 for obsolete fixed assets during the second quarter of 2007.

Other expenses increased $1.9 million to $4.6 million for the nine months ended September 30, 2007, as compared to $2.7 million for the nine months ended September 30, 2006. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including data and item processing, insurance, professional services, telecommunication costs related to the implementation of a voice over IP network, amortization of core deposit intangibles, FDIC insurance, and company wide insurance costs. Of the total increase of $1.9 million year over year, $199,000 was incurred for the one-time operational conversions of Beach Bank and ICB into Sun American Bank, $77,000 was spent on a non-recurring litigation settlement, and $56,000 was spent on ongoing OREO expenses.

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

The provision for loan loss was $156,000 during the nine month period in 2007 despite a decrease in net loans of $18.9 million. The growth in loans from the end of 2006 was mostly driven by the loan portfolio acquired through the merger with ICB, which in turn was adequately reserved for at the acquisition date. However, the increase in loans obtained through that business combination was partially offset by loan payoffs, paydowns, and amortizations in excess of new loan originations of approximately $18.9 million. Management was proactive in denying extensions and renewals wherever possible for the higher risk borrowers which led some customers to move their business to other banks. In some cases, the Bank liquidated or obtained additional collateral. In addition, the Bank has not had any significant charge offs in more than two years which favors our reserve for loan loss methodology resulting in a smaller provision requirement. These factors were more than offset by assigning higher provisions for non-performing assets to reflect current market exposures. The provision for the nine months ended September 30, 2006 was $795,000.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Non-performing Assets.”

PROVISION FOR INCOME TAXES

Income tax expense was $78,000 for the nine months ended September 30, 2007, compared to $0 for the same period in 2006. In the fourth quarter of 2006, the Company reversed the full valuation allowance on net deferred tax assets in accordance with SFAS No 109, “Accounting for Income Taxes”, meaning it could no longer offset otherwise taxable income beginning in 2007. As per the guidance of SFAS 109, management relied upon positive evidence that operating losses had been steadily reducing from 2002 and 2004, that operating profits in 2005 and 2006 had been generated, and that due to the growth of the bank, both internally and through already identified acquisitions with Beach Bank and ICB, the Company would be expected to produce taxable income in 2007 and beyond. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $336,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The Company reported a net loss of $467,000 for the three months ended September 30, 2007 compared to net income of $491,000 for the three months ended September 30, 2006. Basic and diluted loss per share was $0.04 for the three months ended September 30, 2007. Basic and diluted income per share was $0.06 and $0.05, respectively, for the three months ended September 30, 2006. Basic and diluted earnings per share reflect 3.4 million shares of common stock issued since September 2006. Of this amount, 3.2 million shares of common stock are associated with the Beach Bank and ICB transactions.

The change in the results of operations from the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to non-interest expenses outpacing the improvement in net interest income and non-interest income, as well as higher provision for loan loss in the 2007 period. The improvement in net interest income and non-interest income was driven by the effect of the two business combinations but it was more than offset by increases in non-interest expenses and provision for loan loss as more fully discussed below.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended September 30, 2007 was $4.9 million compared to $4.1 million for the three months ended September 30, 2006, an increase of $772,000, or 19%.

Income from loans (including fees), interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity) federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock increased by $3.3 million, or 51%, to $9.9 million for the three months ended September 30, 2007 from $6.6 million for the three months ended September 30, 2006, mostly due to the acquired loans and securities portfolios of Beach Bank and ICB.

Total interest expense increased $2.5 million, or 104%, to $5.0 million for the three months ended September 30, 2007 as compared to $2.5 million for the three months ended September 30, 2006. The increase in interest expense was primarily attributed to the increase in volume of deposits from the two acquisitions as well as increased rates on our deposit products on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $284,000, or 141%, to $485,000 for the three months ended September 30, 2007 from $201,000 for the three months ended September 30, 2006. This increase was due to the effect of the two acquisitions and higher fees derived from not sufficient funds (NSF) and uncollected funds service charges.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended September 30, 2007 increased by $2.1 million, or 58%, to $5.7 million from $3.6 million for the three months ended September 30, 2006.

Salaries and employee benefits were $2.7 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006, for an increase of $826,000 or 44%. Of this increase, $92,000 is attributed to higher stock-based compensation year over year. In addition, the third quarter of 2007 includes severance payments of $50,000 associated with a staff reduction of about 10%. The remaining rise in salaries and employee benefits is due primarily to increases in staffing for new and acquired branches and other functions to support the increased volume of activity and in order to develop new client business and service existing client needs. As of September 30, 2007, the number of full time equivalent employees was 129 compared to 93 as of September 30, 2006.

Occupancy and equipment expenses were $1.5 million for the three months ended September 30, 2007 compared to $785,000 for the three months ended September 30, 2006. This increased cost was primarily due to rent expenses for the two branches acquired from Beach Bank, one branch acquired from ICB, and two new branch locations.

Other expenses increased $596,000 to $1.5 million for the three months ended September 30, 2007, as compared to $930,000 for the three months ended September 30, 2006. This increase was due to higher costs in many operating expense categories due to the larger size of the Bank, including data and item processing, professional services, telecommunication costs related to the implementation of a voice over IP network, amortization of core deposit intangibles, FDIC insurance, and company wide insurance costs.

PROVISION FOR LOAN LOSSES

Management determined a provision totaling $354,000 was needed for the three months ended September 30, 2007.  This provision was necessary due to the increase in non-performing assets during the period. The provision for the three months ended September 30, 2006 was $226,000.

PROVISION FOR INCOME TAXES

Income tax benefit was $207,000 for the three months ended September 30, 2007, compared to $0 for the same period in 2006. In the fourth quarter of 2006, the Company reversed the full valuation allowance on net deferred tax assets in accordance with SFAS No 109, “Accounting for Income Taxes”, meaning it could no longer offset otherwise taxable income beginning in 2007. As per the guidance of SFAS 109, management relied upon positive evidence that operating losses had been steadily reducing from 2002 and 2004, that operating profits in 2005 and 2006 had been generated, and that due to the growth of the bank, both internally and through already identified acquisitions with Beach Bank and ICB, the Company would be expected to produce taxable income in 2007 and beyond. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $115,000.

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

The asset and liability committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and monitors its interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be repriced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income. The Bank has been maintaining a significant negative GAP position in anticipation of lower interest rates which would allow it to reprice interest-bearing liabilities at a faster rate than repricing assets giving it the opportunity to improve net interest income.

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

Effect of Government Policy, Future Legislation and Changing Financial Markets

One of the primary determinants of the Company’s future success and profitability is the interest rate differentials obtained by the Bank. The Bank’s earning capacity will be largely controlled by the difference between the interest rate paid on its deposits and other borrowings and the interest rates received on loans to customers and securities held in its investment portfolio. The value and yields of its assets and the rate paid on its liabilities are sensitive to changes in prevailing rates of interest. Consequently, the earnings and growth of the Company will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies which implement national monetary policy. The nature and impact of any future changes in monetary policies cannot be predicted. The entire regulatory environment which controls the banking industry in the United States is undergoing significant change, both as to the banking industry itself and the permissible competition between banks and non-banking financial institutions. There have been significant regulatory changes in the areas of bank mergers and acquisitions, the products and services offered by banks and the non-banking activities in which bank and financial service holding companies may engage. Partly as a result of such changes, banks are now actively competing with other types of depository institutions and with non-bank financial institutions such as money market funds, brokerage firms, insurance companies and other financial services organizations. It is not possible at this time to assess what impact these changes will ultimately have on the Company and its operations. Certain legislative and regulatory proposals that could affect the Company are pending, or may be introduced, in the United States Congress, the Florida legislature and various other governmental agencies. These proposals could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. We cannot predict whether or in what form any future legislation or regulations will be enacted or the extent to which the business of the Company will be affected by such matters.

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

There were no significant changes in the internal control over financial reporting (“Internal Control”) during the quarter covered by this report that have materially affected or which are reasonably likely to materially affect Internal Control.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in legal proceedings that have been disclosed in previous filings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Company's 2006 Annual Report on Form 10-K.

A prolonged real estate and general economic downturn or recession could adversely affect our business operations and financial condition.

According to published economic reports, South Florida real estate markets have declined in value throughout 2007 and may continue to undergo a period of slowdown,. The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the weakening real estate conditions in our South Florida geographic region. During a period of prolonged general economic downturn we may experience a reduction in loan origination activity and an increase in higher non-performing asset levels.  A continued real estate and economic downturn or recession could have an adverse impact on our operations and our financial condition. For example, a reduction in new loans will adversely affect our ability to expand our loan portfolio, which is the principal component of our business. In addition, the actual rate of delinquencies, foreclosures, and losses on these loans has been historically higher during economic slowdowns.  Sustained periods of increased delinquencies, foreclosures, or losses, may adversely affect our ability to originate loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchase Under the Plans or Programs

July 2007	46,030	$8.43	46,030	342,811
August 2007	11,580	$7.40	11,580	331,231
September 2007	3,801	$6.69	3,801	327,430

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

SUN AMERICAN BANCORP

November 14, 2007	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ ROBERT NICHOLS
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