Form 10-K
period 2007-12-31
Sun American Bancorp
filed 2008-03-17
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code: (561) 544-1908

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value,
Class D Common Stock Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer   ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of June 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $86,109,747.

The number of shares outstanding of each of the registrant’s classes of common equity as of the latest practicable date: 10,372,336 shares of $0.025 par value common stock on March 07, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.           Business

4

Item 1A.        Risk Factors

16

Item 1B.        Unresolved Staff Comments

21

Item 2.           Properties

22

Item 3.           Legal Proceedings

23

Item 4.           Submission of Matters to a Vote of Security Holders

23

PART II

Item 5.           Market for Registrant’s Common Equity and Related Shareholder Matters and

Issuer Purchases of Equity Securities

24

Item 6.           Selected Financial Data

27

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

28

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

54

Item 8.           Financial Statements and Supplementary Data

57

Item 9.           Changes In and Disagreements With Accountants on Accounting

and Financial Disclosure

89

Item 9A.        Controls and Procedures

89

Item 9B.        Other Information

89

PART III

Item 10.         Directors and Executive Officers and Corporate Governance.

90

Item 11.         Executive Compensation

90

Item 12.         Security Ownership of Certain Beneficial Owners and Management and

Related Stockholders Matters

90

Item 13.         Certain Relationships and Related Transactions, and Director Independence

90

Item 14.         Principal Accountant Fees and Services

90

PART IV

Item 15.         Exhibits and Financial Statement Schedules

91

Signatures

94

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by Sun American Bancorp (“the Company”) from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a decline in general economic conditions, and the possibility of recession could adversely affect our business, and (xii) lack of dividends, dilution and anti-takeover provisions in our Certificate of Incorporation and By-laws. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

PART I

ITEM 1.

BUSINESS

Throughout this section, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp or to Sun American Bancorp and its subsidiary, Sun American Bank. Reference to “the Company” refers to Sun American Bancorp. On May 21, 2007, the Company completed a 1 for 2.5 reverse stock split of its common stock. The references in this document to our shares of common stock reflect the reverse stock split.

General

History

The Company is a single bank holding company headquartered in Boca Raton, Florida and organized under the laws of the State of Delaware. Sun American Bancorp was originally incorporated in 1992 under the name of PCM Acquisition Group, Inc., for the sole purpose of acquiring Florida First International which was renamed Southern Security Bank Corporation. In 2000, while under a cease and desist order from Federal bank regulators, Southern Security Bank was reorganized and infused with new capital by a group of investors. In 2001, Southern Security Bank Corporation acquired the assets and assumed deposits and certain liabilities of PanAmerican Bank. As part of the transaction, Southern Security Bank adopted the name PanAmerican Bank and the Company was renamed PanAmerican Bancorp. In 2004, PanAmerican Bancorp acquired the assets and assumed deposits and certain liabilities of Gulf Bank and entered into an assignment and sublease agreements for the lease of the three Gulf Bank’s branches in Miami-Dade County, Florida. On January 12, 2006, the Company changed its name from PanAmerican Bancorp to Sun American Bancorp. In addition, the trading symbol for the Company’s common stock was changed from “PNB” to “SBK.” On January 20, 2006, we also changed the name of our bank subsidiary from PanAmerican Bank to Sun American Bank (the “Bank”).

On December 29, 2006, the Company acquired in exchange for approximately 1.48 million shares (subject to adjustment as provided in the acquisition agreement) of the Company’s common stock substantially all of the assets and assumed substantially all of the liabilities, of Beach Bank, which operated two branches in Miami-Dade County, Florida. At December 31, 2007, the Company operated fifteen branches in South Florida, including one branch acquired in the Independent Community Bank merger (see “Recent Developments” below).

Recent Developments

On March 22, 2007, the Company’s common stock began trading on the NASDAQ Global Market under the new symbol “SAMB”. Prior to that time, the Company’s common stock had been listed on the American Stock Exchange under the ticker symbol “SBK”.

On March 30, 2007, the Bank, announced that Independent Community Bank, a Florida commercial banking association, merged with and into the Bank with the Bank being the surviving bank in the merger pursuant to an agreement and plan of merger by and among us, the Bank and Independent Community Bank. Upon consummation of the merger transaction, Independent Community Bank common stock was converted into the right to receive shares of the Company’s common stock and/or cash.  Shareholders of Independent Community Bank were entitled to elect to receive for each share of Independent Community Bank common stock owned, subject to adjustments as provided in the merger agreement:

•

$34.81 in cash; or

•

6.4463 shares of the Company’s common stock.

Cash was paid in lieu of issuing fractional shares based on the formula set forth in the merger agreement. Cash utilized to fund the transaction came from internally generated funds.

Based upon the 1,090,473 shares of Independent Community Bank common stock outstanding on March 30, 2007, The Company paid approximately $19.0 million in cash (including the cash out of options to purchase shares of Independent Community Bank common stock held by Independent Community Bank’s directors, officers and employees) and issued approximately 1.63 million shares of its common stock in connection with the merger transaction to acquire all of the outstanding common stock of Independent Community Bank.

In April 2007, the Bank opened new branch number fourteen in West Boca Raton, Florida.

On May 21, 2007, the Company effected a 1 for 2.5 reverse stock split of its common stock.

On November 5, 2007, the Company completed tender offers to purchase the following securities:

•

173,026

Series D warrants (NASDAQ:SAMBW) at $0.25 per warrant

•

601,500

Series E warrants at $0.35 per warrant

•

40,416

Series E underwriter warrants at $0.35 per warrant

•

1,834,000

Series F warrants at $0.32 per warrant

•

174,360

Series F underwriter warrants at $0.55 per warrant

The total amount paid to repurchase the warrants was $951,000.

In December 2007, the Bank opened new branch number fifteen in Stuart, Florida.

Sun American Bank

The Company owns 99.9% of the issued and outstanding common shares of the Bank. The Bank is chartered by the State of Florida and engages in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits, and it is a member of the Federal Reserve System and the Federal Home Loan Bank. The Bank’s primary market areas are Miami-Dade, Broward, Palm Beach, and Martin Counties in Florida. The Bank operates six branches in Miami –Dade County, two branches in Broward County, six branches in Palm Beach County and one Branch in Martin County. All locations are full-service branches.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings, money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. In 2007, lock box services were introduced to provide expanded services to business customers. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. Deposit levels may, however, vary with local and national economic conditions and may also vary based upon the interest rate paid to clients.

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

During 2007, the Bank operated a joint venture with two individuals under the name of Sun American Financial LLC which provided residential mortgages to our clients. The Bank owns 51% of Sun American Financial LLC, however, this business was discontinued in January 2008 due to unfavorable market conditions.

Wealth Management services were provided through Sun American Wealth Management, which is a financial services division of the Bank. Sun American Wealth Management, in partnership with UVEST Financial Services, a FINRA registered broker-dealer, and had provided bank customers with access to a wide variety of investment and insurance products and services. The Sun American Wealth Management division was discontinued in January 2008 due to unfavorable market conditions.

Financial Highlights

The Company has experienced growth in recent years through acquisitions and internal generation of new business. Management has focused on growing the loan portfolio by concentrating on the origination of high-quality real estate loans, and by competitively pricing deposit products in order to maintain an acceptable interest rate spread. Management has also closely monitored operating expenses in an effort to improve overall financial results. Highlights are noted below:

Balance Sheet:

•

Total assets have grown from $503.9 million at December 31, 2006 to $577.9 million at December 31, 2007, an increase of 15 percent.

•

Loans, net have grown from $350.7 million at December 31, 2006 to $440.0 million at December 31, 2007, an increase of 25 percent.

•

Total deposits (including Federal Home Loan Bank borrowings) have grown from $414 million at December 31, 2006 to $458.7 million at December 31, 2007, an increase of 11 percent.

•

Shareholders’ equity has grown from $84.5 million at December 31, 2006 to $97.8 million at December 31, 2007, an increase of 16 percent.

•

Book value per share increased from $9.12 per share at December 31, 2006 to $9.20 per share at December 31, 2007, an increase of 1 percent.

Income Statement:

•

Net interest income grew from $15.2 million in 2006 to $19.9 million in 2007, an increase of 31 percent.

•

Non-interest income grew from $859,000 in 2006 to $2.0 million in 2007, an increase of 130 percent.

•

Provision for loan losses grew from $338,000 in 2006 to $4.5 million in 2007, an increase of 1,236 percent.

•

Operating expense grew from $13.8 million in 2006 to $22.1 million in 2007, an increase of 60 percent.

•

Net income of $3.2 million in 2006 decreased to a net loss of $3.1 million in 2007.

Growth Strategy

The Company intends to continue to expand its business through internal growth. If opportunities arise that are deemed beneficial to the company involving mergers and acquisitions, they will be considered. The Company intends to grow internally by adding to the loan portfolio and bringing in new deposits.

The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of maintaining a “well” capitalized position. The Company intends to pursue this business strategy while managing asset quality. The Bank’s core franchise remains very strong with strong risk management procedures in place. Though the Bank up until this time has been on a fast track for growth, a shift to obtain more current earnings will be highlighted in 2008 due to the current economic environment and the maturing of the Bank’s core business. The Company’s objective of becoming a $1 billion bank is still on track and still obtainable during the next few years.

Operating Strategy

Focus on increasing net loans. The Bank’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. The Bank is increasing its efforts to develop new business relationships and has increased its marketing efforts. Typically, the Bank seeks commercial lending relationships with customers borrowing up to $13.0 million. The Bank’s legal lending limit for secured and unsecured loans was $14.5 million and $8.7 million, respectively, as of December 31, 2007. In addition, the Bank shares participation in loans with other banks for loans generated that exceed its or the other bank’s legal lending limit. The Bank plans to increase its contribution from consumer lending, focusing on providing home equity and other loan products to individuals.

Manage asset quality. The Bank seeks to maintain high asset quality through a program that includes sound underwriting, diversification of collateral and prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, the Bank uses incentives to maintain high asset quality, by connecting a portion of its loan officers’ compensation to the quality of the loans they originate and evaluate the loan quality by the post closing performance of the loan. In 2007, the Bank has conducted weekly updates to monitor the valuation of loan portfolio assets and the timeliness of borrower payments. Emphasis has been placed on early detection of deterioration in the quality of loan assets to enable a swift resolution of underlying issues when identified.

Focus on the acquisition of low cost, stable core deposits to support loan growth. In 2007 we have mandated our branch network staff to proactively seek business and personal relationships in our community and to match the client’s needs with our wide range of deposit products. We continue to add new enhancements to our suite of deposit products to make the deposit client’s experience more convenient and easy to access. Our goal is to facilitate the overall client needs and not focus on new client acquisition led by high interest rates.

Attract and retain highly qualified and productive staff across all levels of the organization and focus on low net overhead. Key to the Company’s growth and profitability is management’s experience in providing community banking services and the ability to create a culture committed to both proactive sales and disciplined credit quality. The Company’s practice of employing highly qualified and productive individuals at all levels of the organization is key to meeting business goals and maintaining lower costs.

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

Market Area

The Company’s primary market areas for loan and deposit growth are Miami-Dade, Broward, Palm Beach and Martin counties in southeast Florida where the Company now operates fifteen full-service branches. This metropolitan area has a large and diverse population. Southeast Florida traditionally has strong tourism, housing demand, and taxable sales. Tourism and housing demand benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. The Company has also experienced a growing demand for commercial loans throughout the Company’s market areas.

The diverse South Florida region includes a large population of retirees. In addition, many of the Bank’s customers, due to their Hispanic backgrounds, speak Spanish. In Miami-Dade County, the Bank has six full service banking offices, two of which were acquired from Beach Bank. In Broward County, the Bank has two full service branches, one located in the city of Fort Lauderdale and the other in the city of Hollywood. In Palm Beach County, the Bank has six full service branches located in the cities of Boca Raton (2), Delray Beach, Boynton Beach, Palm Beach Gardens, and Tequesta.  Our Martin County full service branch is located in the city of Stuart.

Competition

The Company faces substantial competition in all phases of operations from a variety of different competitors. Competition for deposits, loans, and other financial services come from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than the Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank’s non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. The Bank competes by offering high levels of attention to its customers, providing personalized services that its larger competitors may not match. In instances where the Bank is unable to provide services meeting customer needs, it seeks to arrange for those services to be provided by other banks with which it has business relationships.

In 2007 the competition for low cost deposits and high quality loans has been very intense and in order to compete, the bank has had to make pricing concessions in some cases that have resulted in compression of the Bank’s net interest margin.

The Company maintains a strong community orientation by, among other things, supporting active participation of its employees in local business, charitable, civic, school and religious activities.

Supervision and Regulation

The Company and the Bank are highly regulated entities, which are governed by various federal, state and governmental authorities. As explained more fully below, federal and Florida banking laws and regulations govern all areas of our operations, including reserves, loans, capital, payment of dividends, establishment and closing of branches, the granting of credit under equal and fair conditions, and the disclosure of the cost and terms of such credit. As our primary federal regulator, the Board of Governors of the Federal Reserve System, referred to as the Federal Reserve Board in this report, has authority to initiate civil and administrative actions and take other measures against the Bank and its institution-affiliated parties, which include its officers, directors, employees, 10%-or-greater shareholders and (under certain circumstances) its professionals, for any violation of law or any action that constitutes an unsafe or unsound banking practice. Such enforcement actions include the issuance of cease and desist orders, civil money penalties, and the removal of and prohibition against its institution-affiliated parties from actively participating in the conduct of its affairs.

Bank Holding Company Regulation and Supervision

We are a single-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, referred to as the BHC Act in this report. As such, the Company and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act, and the regulations of the Federal Reserve Bank. We are required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may conduct examinations of us. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, we are required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Bank’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the Federal Reserve Bank’s regulations or both.

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

Management does not believe that the GLB Act has or will have an immediate positive or negative material effect on our operations. In addition, we have not elected to become a financial holding company for purposes of the GLB Act and, therefore, cannot engage in the expanded range of activities afforded to financial holding companies. However, the GLB Act may have the result of increasing the amount of competition that Sun American Bank faces from larger financial service companies, many of which have substantially more financial resources than Sun American Bank, which may now offer banking services in addition to insurance and brokerage services.

Bank Regulation and Supervision

As a Federal Reserve Bank member state bank, the principal federal regulator of the Bank is the Federal Reserve Bank and, therefore, the Bank is subject to the regulations and administrative practices of the Federal Reserve Bank. In addition, as a state bank chartered by the State of Florida, the Bank is subject to the Florida Banking Code, which is administered by the Office of Financial Regulation as well as the rules and regulations of the Office of Financial Regulation. The deposit obligations of the Bank are insured by the FDIC in the maximum individual amounts of $100,000 each. The Florida Office of Financial Regulation supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meeting, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the bank is subject to capital requirements imposed by the Federal Reserve Bank. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2007, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

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

Under Florida law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any bank that would result in the change in control of that bank unless the Florida Office of Financial Regulation first shall have approved such proposed acquisition. A person or group will be deemed to have acquired “control” of a bank: (i) if the person or group, directly or indirectly or acting by or through one or more other persons, owns, controls, or has power to vote 25% or more of any class of voting securities of the bank, or controls in any manner the election of a majority of the directors of the bank; or (ii)

if the Office of Financial Regulation determines that such person exercises a controlling influence over the management or policies of the bank. In any case where a proposed purchase of voting securities would give rise to a presumption of control, the person or group who proposes to purchase the securities must first file written notice of the proposal to the Office of Financial Regulation for its review and approval. Subsections 658.27(2)(c) and 658.28(3), Florida Statutes, refer to a potential change of control of a financial institution at a 10% or more threshold and rebuttable presumption of control. Accordingly, the name of any subscriber acquiring more than 10% of the voting securities of the Bank must be submitted to the Office of Financial Regulation for prior approval.

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

Interstate Banking and Branching

Florida banks are permitted by Florida statute to branch statewide. Such branch banking, however, is subject to prior approval by the Office of Financial Regulation, and agreement by the Federal Reserve Bank and the FDIC. Any approval by the Office of Financial Regulation, Federal Reserve Bank and the FDIC of branching by the Bank would take into consideration several factors, including our level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Office of Financial Regulation, Federal Reserve Bank and the FDIC for purposes of determining whether approval should be granted to open a branch office.

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

The Bank’s authority to extend credit to insiders, such as executive officers, directors and 10% shareholders, as well as entities controlled by insiders, is also governed by federal law. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and must not involve more than the normal risk of repayment. An exception exists for loans made to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on its capital position and requires certain board approval procedures to be followed.

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

A committee consisting of the Bank’s officers and directors determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Our investment policies generally limit investments to U.S. Government and U.S. Government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, credit quality, yield, settlement date and maturity of the investment, the Bank’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposit maturities and anticipated loan amortization and prepayments). The effect that the proposed investment would have on the Bank’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Lending Activities

Community Reinvestment Act; Fair Lending. The Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities, referred to as the CRA in this report. The CRA generally requires the federal banking agencies to examine the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At the Bank’s most recent examination during 2003, the Federal Reserve Bank rated Sun American Bank “Satisfactory” in complying with its CRA obligations. The Bank anticipates that it will be examined again during 2008.

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

Allowance for Loan Losses. Management believes it has established the existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request us to increase significantly the allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.  See the discussion in “Risk Factors” entitled “Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our financial condition and operating results and may negatively impact the value of our common stock”.

Deposit Activities and Other Sources of Funds

Deposit Insurance Assessments. Deposit accounts with the Bank are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor, and up to a maximum of $250,000 on certain retirement accounts, including traditional and Roth individual retirement accounts. The FDIC maintains a risk-based deposit insurance assessment system by which institutions are assigned to one of four categories based on their capitalization and other supervisory information. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates for member institutions are determined semi-annually by the FDIC.

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

As a result of the FDIC’s final rule in connection with the Deposit Insurance Fund cap and the dividend and rebate determination, the FDIC will determine annually whether the reserve ratio at the end of the prior year equals or exceeds 1.35% of estimated insured deposits or exceeds 1.5%, thereby triggering a dividend requirement. The FDIC will pay eligible institutions a dividend of 50% of the amount in the Deposit Insurance Fund when the reserve ratio is above 1.35%. When the reserve ratio exceeds 1.5%, the FDIC is generally required to pay eligible institutions a dividend of 100% of the amount in the Deposit Insurance Fund. While the assessment method has not been fully determined yet, the Bank will face an increase in deposit insurance premium expenses.

Deposit Accounts. Most of the Bank’s depositors are residents of the State of Florida. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular checking accounts, regular savings accounts, certificates of deposit and retirement savings plans to both personal and business customers. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the bank, matching deposit and loan products and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of funds available and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. We have established a correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. At December 31, 2007, the Bank maintained an unsecured line of credit of $10.0 million and the Company maintains two secured revolving lines of credit amounting to $5.0 million, all with Independent Bankers Bank, to meet interim liquidity needs. The Company has drawn $2.7 million against these secured lines as of December 31, 2007 at a prevailing interest rate of 6.25%. There were no borrowings outstanding under the Bank’s unsecured line of credit as of December 31, 2007 and December 31, 2006. Borrowings on the secured lines of credit were repaid to Independent Bankers Bank in January 2008 and were replaced with a secured line of credit with Silverton Bank in the amount of up to $8.0 million.

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

The Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table later in this report of Total and Tier-1 capital, as defined by federal banking regulations, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2007, we have met the capital adequacy requirements as defined by these definitions, and were well capitalized.

Dividends. There are various limitations under law restricting the ability of the Bank to pay dividends. The Federal Reserve Bank and the Florida Office of Financial Regulation also have the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Office of Financial Regulation, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law or any written statement with the Florida Department of Financial Services or a federal regulatory agency.

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

•

must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept service of legal process; and

•

must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

During the year ended December 31, 2007, the Bank did not maintain any correspondent accounts for non-U.S. banking institutions.

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

The foregoing requirements were included in the Bank’s anti-money laundering program as of December 31, 2007 as required by the USA PATRIOT Act.

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

Employees

At December 31, 2007, there were 123 full time employees of the Company. The employees are provided with group life, health, major medical, dental and vision insurance, and long term disability. None of the Company’s or the Bank’s employees are represented by any collective bargaining units. We consider our employee relations to be good.

Available Information

Our principal corporate office is located at 9293 Glades Road in Boca Raton, Florida 33434. Our telephone number is (561) 544-1908. We maintain an Internet web site at www.sunamericanbank.com. We are a reporting company and file annual, quarterly, and current reports and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov). The information on this web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is, and is only intended to be, an inactive textual reference.

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

Risks Related to Our Business

Loan losses would have a material adverse effect on our financial condition and operating results and could cause our insolvency, which would negatively affect the value of our common stock.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that the value of the collateral securing the payment of their loans, if any, may not be sufficient to assure repayment.

Our loan portfolio includes: (i) commercial and residential mortgage loans principally secured by real estate; (ii) other commercial loans; and (iii) consumer and home equity loans. Our credit risk with respect to our consumer and commercial loan portfolios relates principally to the general creditworthiness of individuals and businesses within our local market area and the value of the collateral held as security for the repayment of the loan. Our credit risk with respect to our residential and commercial real estate mortgage portfolio relates principally to the general creditworthiness of individuals and businesses and the value of real estate serving as security for the repayment of the loans. Loan losses could have a material adverse effect on our financial condition and operating results and could cause our insolvency, which may negatively affect the value of our common stock.

A decline in the value of the collateral securing our loans could result in an increase in losses on foreclosure, which could adversely affect our financial condition and negatively affect the value of our common stock.

Declining real estate values increase the loan-to-value ratios of loans we previously made, which, in turn, increases the probability of a loss in the event the borrower defaults and we have to sell the mortgaged property. In addition, delinquencies, foreclosures on loans and losses from delinquent and foreclosed loans generally increase during economic slowdowns or recessions. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, which could adversely affect our financial condition and negatively impact the value of our common stock. In addition, any significant decline in real estate values reduces the ability of borrowers to use home equity as collateral for borrowings. This reduction in real estate values may reduce the number of loans we are able to make, which could also adversely affect our operating results and negatively affect the value of our common stock.

Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our financial condition and operating results and may negatively affect the value of our common stock.

From time to time, we recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing loans. We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the size of the allowance, our management evaluates our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors, including, but not limited to, the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. If our assumptions and judgments prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Federal and state regulators also periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have an adverse effect on our financial condition and operating results, which may negatively affect the value of our common stock.

Our level of growth in recent years may not continue if our growth strategy is not successful.

In recent years, we have experienced significant growth through acquisitions and internal generation of new business. We intend to continue to expand our business through internal growth by adding to our loan portfolio and bringing in new deposits as well as through the acquisition of the assets and assumption of deposits of other banks as opportunities are identified. However, our ability to sustain continued growth depends upon several factors outside of our control, including economic conditions generally and in Florida in particular, as well as interest rate trends. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through acquisitions.

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

We incurred net losses of $228,035 and $442,655 for the fiscal years ended December 31, 2004 and 2003, respectively. Although for the fiscal years ended December 31, 2006 and December 31, 2005, we had net income of $3.2 million and $2.9 million, respectively, there can be no assurance that we will continue to be profitable in the future. In 2007 we incurred a net loss of $3.1 million, which was primarily attributable to a number of one time write-offs associated with a branch demolition, staff reductions, branch closure costs and the increased provision for loan losses required to reduce the carrying value of our loan portfolio. If we continue to experience losses, our financial position could be negatively affected and the value of our common stock may decline.

The geographic concentration of our operations in Florida makes our business highly susceptible to local economic conditions, and an economic downturn or recession or adverse weather conditions in Florida may adversely affect our ability to operate profitably.

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

Environmental laws and regulations and other environmental considerations may restrict our ability to foreclose on loans secured by real estate or increase costs associated with those loans, which could adversely affect our financial condition. If we foreclosed upon a property that had environmental liabilities, we could face significant liability.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business and our financial condition.

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

On a number of occasions in 2006, we did not timely furnish a Current Report on Form 8-K to report events required to be reported on such form. We note that failures to timely furnish these forms were due to human performance error, not a process deficiency.

If we fail to correct any issues in the design or operating effectiveness of our key internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations and the value of our common stock.

Government regulation may have an adverse effect on our profitability and growth.

We are subject to extensive federal and state government supervision and regulation. Our ability to continue to grow profitably could be adversely affected by federal and state banking laws and regulations that limit the manner in which we accept deposits, make loans, purchase securities, pay dividends and engage in banking and other businesses. These laws and regulations, including without limitation Anti-Money Laundering laws and the Patriot Act, are subject to change and such changes may adversely affect our business and profitability due to the costs related to compliance with these requirements or changes that may be required to our operations. These laws and regulations are intended primarily to protect depositors, not stockholders. In addition, the burden imposed by federal and state laws and regulations may place us at a competitive disadvantage compared to financial institutions that are less regulated and may have an adverse affect on our profitability, which may decrease the value of our common stock. Future legislation or government policy may also adversely affect our operations.

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

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings or arbitration proceedings, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Additionally, we may become subject to other litigation and arbitration activity not in the ordinary course of business, including without limitation disputes arising from acquisitions and business combinations.

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

Additionally, the Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing balance sheet. The acquisition agreement related to Sun American’s acquisition transaction with Beach Bank provided that the total dollar value of the shares of Sun American’s common stock to be issued and delivered by Sun American, as consideration for the purchase of the assets and the assumption of the obligations from Beach Bank, was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet prepared by Beach Bank. The exact number of shares of Sun American common stock issued in the acquisition transaction was required to be determined based upon the book value of Beach Bank as set forth in the final, audited closing balance sheet, subject to adjustment as described in the agreement. Such final, audited balance sheet of Beach Bank was submitted to Sun American on February 27, 2007 and was subject to review by Sun American. Sun American requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by Sun American required the consent of the shareholder representative of the Beach Bank Liquidating Trust, Michael Kosnitzky, which was not provided.

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under U.S. generally accepted accounting principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of Sun American. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust is in process of seeking clarification and/or modification of the independent accountant’s decision. If the accounting arbitration ruling is upheld, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company will not be required to issue additional shares of common stock in the amount of approximately $700,000 that had previously been accrued for under the original accounting results provided by Beach Bank.

The accounting arbitration ruling is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated.

On July 16, 2007 the financial public relations firm of Wolfe Axelrod Weinberger Associates, LLC (“Wolfe Axelrod”) filed a claim in arbitration against the Company. The claim alleges that the Company entered into an agreement on August 1, 2004 to retain Wolfe Axelrod as its financial relations counsel for a period of one year. The payments due under the agreement were $4,300 per month for the six months and $3,300 per month for the second six months. It is alleged that the agreement would automatically renew for a full year unless cancelled in writing 30 days before the 12 months had ended. The Company asserts that it overpaid Wolfe Axelrod by paying $4,300 for more than the first six months of the agreement. The Company also asserts that it terminated the agreement orally and in writing due to the failure of performance by Wolfe Axelrod. The claim of Wolfe Axelrod is that it is owed 10 monthly payments of $4,300 for a total of $43,000 plus attorney’s fees. In addition, Wolfe Axelrod alleges that it was instrumental in raising $1.8 million of capital for the Company and that it is entitled to a 5% finder’s fee ($90,000). The Company denies this claim in its entirety. The total of the claims of Wolfe Axelrod at this time amount to $133,000 plus attorney’s fees. The parties have recently reached a settlement in principle whereby Wolfe Axelrod would perform services for an additional five months and the Company would pay a total of $40,000 for the services. The written settlement agreement has not been executed as of the date of this report.

Risks Related to an Investment in Our Securities

There is not presently an active market for shares of our common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

Although our common stock is listed on the NASDAQ Global Market, the trading in our common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for our common stock does not develop, you may be unable to resell your shares of common stock at or above the price per share which you acquired your shares or at any price.

Issuance of shares of our common stock upon the exercise or conversion of derivative securities may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock.

As of March 7, 2008, 10,372,336 shares of our common stock were issued and outstanding. We have reserved approximately 4,363,225 shares of common stock for issuance in connection with previously issued securities that are exercisable or convertible into common stock, which represents 41% of our outstanding common stock. We also have reserved 2,366,093 shares of common stock for issuance in connection with our benefit plans and 80,000 shares of common stock in connection with our warrant plan adopted by our Board of Directors. Should existing holders of warrants or other securities exercisable or convertible into shares of our common stock exercise or convert such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants.

As of March 7, 2008, we had approximately 2,558,248 shares of our common stock available for future issuances, which issuances would cause further dilution to our stockholders.

A substantial number of our outstanding shares of common stock or shares issuable upon the exercise of options and warrants are eligible for future sale and the sale of our shares of common stock into the market may depress our stock price.

Our stock price may be depressed by future sales of our shares of common stock or the perception that future sales may occur. As of December 31, 2007, 10,632,434 shares of our common stock were issued and outstanding, of which 7,468,242 shares have previously been registered with the SEC. As of December 31, 2007, 5,719,728 shares issuable upon the exercise of options or warrants have been registered for resale with the SEC, including  2,330,664 shares underlying options issued under our Amended and Restated Directors Stock Option Plan, our Amended and Restated Incentive Stock Option Plan and our Amended and Restated 2005 Stock Option and Stock Incentive Plan, 1,875,630 shares underlying Series D common stock purchase warrants, 1,266,943 shares underlying Series F warrants, 20,000 shares underlying Series G warrants and 226,491 shares underlying the placement agent warrants. Further, there are currently additional unregistered shares of common stock that may be sold under Rule 144. We are unable to estimate the amount, timing or nature of future sales of common stock. Sales of substantial additional amounts of common stock in the public market, or the perception that these sales may occur, may lower the common stock’s market price.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Bank owns two parcels of real property, one which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. The other property is a parcel land located in Delray Beach, Florida, which is expected to be used for a future branch site or sold depending upon prevailing economic conditions. Both of these properties are free of encumbrances. All of the Bank’s branches are full service branches.

The following sets forth certain information regarding the Bank’s branch facilities. Management believes that each of our current facilities is adequate and well suited to our current operations.

Name and County	Address	Square Feet	Year Opened or Acquired	Occupancy Status
Branch Locations
Coral Way Branch Miami-Dade County (1)	3400 Coral Way	11,464	2004	Leased
Coral Gables Branch Miami-Dade County	221 Miracle Mile	4,000	2006	Leased
Grovegate Branch Miami- Dade County	2770 SW 27th Avenue	5,435	2001	Owned
Doral Branch Miami-Dade County	2500 NW 97th Avenue	2,986	2004	Leased
Dadeland Branch Miami-Dade County	8099 South Dixie Highway	2,500	2006	Leased
Miami Beach Branch Miami-Dade County	555 Arthur Godfrey Road	4,900	2006	Leased
Hollywood Branch Broward County	3475 Sheridan Street	4,800	1992	Leased
Fort Lauderdale Branch Broward County	350 SE 2nd Street	3,500	2007	Leased
West Delray Branch Palm Beach County	2160 West Atlantic Avenue	3,816	2007	Leased
Boca Raton Branch Palm Beach County	1200 North Federal Hwy	5,388	2002	Leased
Boynton Beach Branch Palm Beach County	3501 W Boynton Beach Blvd	1,600	2005	Leased
PGA Branch Palm Beach County	2000 PGA Blvd Suite E5506	3,648	2006	Leased
West Boca Branch Palm Beach County	9293 Glades Road	5,000	2007	Leased
Tequesta Branch Palm Beach County (2)	250 Tequesta Drive	9,561	2007	Leased
Stuart Branch Martin County	2171 SE Federal Hwy	4,000	2007	Leased
Other Facilities
Operations Center Miami-Dade County	7300 NW 19th Street Suite 102	14,973	2006	Leased
East Delray Land Palm Beach County	530 SE 6th Avenue	1,960	2007	Owned

———————

(1)

Branch operations are located on the first floor however this branch is scheduled to be closed on or about March 31, 2008. The second and seventh floors are available for sub-lease to other parties.

(2)

Branch operations are located on the first floor. The second floor has 4,122 square feet available for sub-lease to other parties.

ITEM 3.

LEGAL PROCEEDINGS

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending proceeding against us or the Bank, which, if determined adversely, would have a material effect on our business or financial position.

The Company is currently engaged in arbitration proceedings with Beach Bank in connection with the asset acquisition agreement closing balance sheet. The acquisition agreement related to Sun American’s acquisition transaction with Beach Bank provided that the total dollar value of the shares of Sun American’s common stock to be issued and delivered by Sun American, as consideration for the purchase of the assets and the assumption of the obligations from Beach Bank, was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet prepared by Beach Bank. The exact number of shares of Sun American common stock issued in the acquisition transaction was required to be determined based upon the book value of Beach Bank as set forth in the final, audited closing balance sheet, subject to adjustment as described in the agreement. Such final, audited balance sheet of Beach Bank was submitted to Sun American on February 27, 2007 and was subject to review by Sun American. Sun American requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by Sun American required the consent of the shareholder representative of the Beach Bank Liquidating Trust, Michael Kosnitzky, which was not provided.

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under United States Generally Accepted Accounting Principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of Sun American. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust is in process of seeking clarification and / or modification of the independent accountant’s decision. If the accounting arbitration ruling is upheld, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company will not be required to issue additional shares of common stock in the amount of approximately $700,000 that had previously been accrued for under the original accounting results provided by Beach Bank.

The accounting arbitration ruling is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated.

On July 16, 2007 the financial public relations firm of Wolfe Axelrod Weinberger Associates, LLC (“Wolfe Axelrod”) filed a claim in arbitration against the Company. The claim alleges that the Company entered into an agreement on August 1, 2004 to retain Wolfe Axelrod as its financial relations counsel for a period of one year. The payments due under the agreement were $4,300 per month for the six months and $3,300 per month for the second six months. It is alleged that the agreement would automatically renew for a full year unless cancelled in writing 30 days before the 12 months had ended. The Company asserts that it overpaid Wolfe Axelrod by paying $4,300 for more than the first six months of the agreement. The Company also asserts that it terminated the agreement orally and in writing due to the failure of performance by Wolfe Axelrod. The claim of Wolfe Axelrod is that it is owed 10 monthly payments of $4,300 for a total of $43,000 plus attorney’s fees. In addition, Wolfe Axelrod alleges that it was instrumental in raising $1.8 million of capital for the Company and that it is entitled to a 5% finder’s fee ($90,000). The Company denies this claim in its entirety. The total of the claims of Wolfe Axelrod at this time amount to $133,000 plus attorney’s fees. The parties have recently reached a settlement in principle whereby Wolfe Axelrod would perform services for an additional five months and the Company would pay a total of $40,000 for the services. The written settlement agreement has not been executed as of the date of this report.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was traded on the American Stock Exchange under the symbol “SBK” prior to March 22, 2007. Effective March 22, 2007, the Company’s common stock commenced trading on the NASDAQ Global Market under the symbol “SAMB”. The Company’s common stock closed trading on December 31, 2007 at a price of $3.73 per share.

The following table shows the Company’s quarterly high and low sales prices for the fiscal years ended December 31, 2007 and December 31, 2006.

	2007		2006
	High $	Low $	High $	Low $
First quarter	$13.63	$12.38	$14.13	$10.75
Second quarter	12.75	9.89	13.88	12.25
Third quarter	10.11	6.05	14.00	12.50
Fourth quarter	8.17	3.08	14.40	12.50

The Company is subject to legal limitations under federal and state laws affecting the frequency and amount of dividends that may be paid to its stockholders. Banking regulators may restrict the ability of any bank holding company subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the surplus that represents the excess of its net assets over paid-in-capital or, if there is no surplus, its net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if it becomes insolvent or the payment of dividends will render it insolvent. We have never paid, and do not in the foreseeable future anticipate paying, cash dividends on our common stock.

As of March 7, 2008, 10,372,336 shares were issued and outstanding and were held by approximately 633 shareholders of record.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

The repurchases of our common stock and Class D common stock purchase warrants provided in the table below were made during the fourth quarter of 2007. Except as otherwise noted, all transactions during the fourth quarter relate to repurchases of our common stock.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs

October 2007	149,859	$6.61	149,859	177,571
November 2007	55,000	$5.09	55,000	122,571
November 2007 (1)	173,026	$0.25	173,023	-
December 2007	25,081	$3.52	25,081	97,490

———————

(1)

Class D common stock purchase warrants (NASDAQ:SAMBW) repurchased as part of November 2007 tender offer.

On May 7, 2007, the Company announced that it had authorized a stock repurchase program permitting the Company to repurchase up to 400,000 of its shares of common stock until May 7, 2008. On January 7, 2008, we publicly announced a new stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock until January 7, 2009. In conjunction with the approval of this common stock repurchase program, the Company's 2007 repurchase program was cancelled. The shares will be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	1,447,440	$10.61	883,224
Equity compensation plans not approved by security holders	35,429	$5.49	—
Total	1,482,869	$10.48	883,224

The Company has three equity compensation plans: (i) the Amended and Restated Directors Stock Option Plan; (ii) the Amended and Restated Incentive Stock Option Plan; and (iii) the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

As of December 31, 2007, the Company’s stockholders approved a maximum of 400,000 shares of common stock to be issued under the Amended and Restated Directors Stock Option Plan and there were options to purchase 311,080 shares of common stock outstanding under that plan.

As of December 31, 2007, the Company’s stockholders approved a maximum of 400,000 shares of common stock to be issued under the Amended and Restated Incentive Stock Option Plan and there were options to purchase 332,480 shares of common stock outstanding under that plan.

As of December 31, 2007, the Company’s stockholders approved a maximum of 1,600,000 shares of common stock to be issued under the Amended and Restated 2005 Stock Option and Stock Incentive Plan and there were options to purchase 803,880 shares of common stock outstanding under that plan.

Stock Price Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2002 through December 31, 2007, with the hypothetical cumulative total return on NASDAQ Composite Index, and the NASDAQ Banks Index for the comparable period, including reinvestment of dividends.

	December 31,
	2002	2003	2004	2005	2006	2007
Sun American Bancorp	$100.00	$123.08	$124.00	$135.38	$160.62	$45.91
NASDAQ Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
NASDAQ Banks Index	$100.00	$129.93	$144.21	$137.97	$153.15	$119.35

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

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2007 (1)	2006 (2)	2005	2004 (3)	2003
Selected Balance Sheet Data:
Cash and cash equivalents	$8,110	$56,415	$27,581	$6,214	$3,190
Investments	56,085	57,418	26,369	22,574	19,572
Loans, net	439,962	350,743	210,665	153,730	66,197
Total assets	577,872	503,883	277,151	191,467	94,100
Total deposits	380,707	402,978	193,465	158,158	80,133
Total shareholders’ equity	97,791	84,514	59,625	20,746	9,847
Book value per common share	9.20	9.12	8.05	6.10	4.33
Selected Income Statement Data
Net interest income	$19,931	$15,202	$11,303	$6,519	$3,735
Provision for loan losses	4,520	338	475	1,397	978
Noninterest income	1,979	859	1,075	969	654
Noninterest expense	22,080	13,779	8,982	6,319	3,854
Income tax benefit (expense) (4)	1,595	1,236	—	—	—
Minority Interest	$(15)	$(1)	$(2)	$—	$—
Net income (loss)	$(3,110)	$3,179	$2,919	$(228)	$(443)
Basic earnings (loss) per share	$(0.29)	$0.42	$0.60	$(0.12)	$(0.20)
Diluted earnings (loss) per share	$(0.29)	$0.35	$0.52	$(0.12)	$(0.20)
Selected Financial Ratios:
Return on average assets	(0.56)%	0.97%	1.24%	(0.14)%	(0.47)%
Return on average equity	(3.09)%	5.12%	8.50%	(1.33)%	(4.65)%
Ratio of average equity to average assets	17.97%	18.92%	14.62%	10.68%	10.16%

———————

(1)

2007 data reflects the impact of the merger with Independent Community Bank on March 30, 2007 which resulted in an increase in net loans of $103.3 million, total assets of $151 million, total deposits of $128.6 million and total capital of $22 million.

(2)

2006 data reflects the impact of the acquisition of assets and assumption of liabilities of Beach Bank on December 29, 2006 which resulted in an increase in net loans of $68 million, total assets of $113 million, total deposits of $106 million and total capital of $19.2 million.

(3)

2004 data reflects the impact of the acquisition of assets and assumption of liabilities of Gulf Bank on February 16, 2004 which resulted in an increase in net loans of $42.2 million, total assets of $65.9 million and total deposits of $62.6 million.

(4)

No income tax benefit was recorded in 2003, 2004 or 2005 because the Company’s results of operations did not provide sufficient evidence that the net operating losses available for carryforward will be utilized in the future. In 2005 no current income tax expense was recorded because the Company was able to utilize the benefit of previous years’ loss carryforwards. In 2006, the Company recognized the remaining portion of its deferred tax assets based upon management’s assessment and expectation of generating sufficient future taxable income. See Note 10 to Consolidated Financial Statements.

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

In general, South Florida real estate markets have declined in value throughout 2007. The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the weakening real estate conditions in our South Florida geographic region. The Company’s financial results reflect the impact of these conditions through higher levels of non-performing assets, increased loan loss reserves and compression of our net interest margin. The Company is reporting non-performing assets of $7.3 million at December 31, 2007 compared to $953,000 at December 31, 2006. It is the general consensus in the market place that the South Florida real estate trend will remain depressed for the near future and therefore management can only offset this factor proactively in a limited way.

The Company has proactively worked to mitigate the negative market impact on our financial results where possible.  We have reduced our overall exposure of the loan portfolio through scheduled loan amortizations and payoffs. In select cases where we determined that the risk profile of specific loans had changed to exceed our acceptable limits, we have declined to renew the loan or guided customers to seek alternative financing.  Further, the Company sold loans or obtained additional collateral in order to reduce risk to the portfolio.

In an effort to increase the Bank’s new loan originations, the Company has substantially added to the number of senior loan officers on staff to help develop new business. As a result of this, the pipeline of new loans has started to build which should facilitate increased loan revenues, which we believe it will have a positive impact on our reslults in the medium term.

Core deposit growth remains a competitive activity for the Bank. The market remains price sensitive and clients remain rate sensitive. The Bank has continued a policy to remain competitive in our market place but to adjust deposit pricing to meet funding needs over time.

Our primary market and service area is Miami-Dade, Broward, Palm Beach and Martin counties where we operated fifteen full service banking offices. We have grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004 and Beach Bank in 2006. In addition we merged with Independent Community Bank in March 2007. Since these transactions, we have pursued a strategy, increasing our level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to grow client deposits while maintaining an interest rate spread, and by increasing the level of capital in support of this growth. The periodic addition of new capital to support business growth is a core component required to permit us to realize growth plans.

In 2007 our business was primarily impacted by the acquisition of assets and assumption of liabilities from Beach Bank which closed on December 29, 2006 and by the merger of Sun American Bank with Independent Community Bank on March 30, 2007. We focused significant resources in the first half of 2007 to integrate the operations of these acquisitions into our existing banking platform.

During the year ended December 31, 2007, our capital base was increased by approximately $13.3 million primarily due to the issuance of $22.0 million in connection with the merger of Independent Community Bank and $1.0 million to offset stock option expense. This was offset by a net loss of $3.1 million, and warrants and common stock buy backs of $3.6 million. In addition, capital was decreased by $3.0 million in 2007 to reflect the impact of an anticipated recovery of capital stock to the Company in connection with the Beach Bank acquisition transaction. In 2006 the capital base was increased by $21.9 million, represented by $18.2 million due to the issuance of 1.48 million shares of our common stock upon the closing of the Beach Bank transaction. The capital base increased a further $3.1 million through the exercise of our warrants and employee stock options. We are committed to raising additional capital as required to meet business growth requirements and maintain the Bank’s status as a well capitalized financial institution. The Bank’s capital exceeded statutory guidelines at December 31, 2007. There were no dividends declared in the fiscal years ended December 31, 2007 and 2006.

We intend to continue to expand our business through internal growth. If opportunities arise that are deemed beneficial to the Company involving mergers and acquisitions, they will be considered. We intend to grow internally by adding to our loan portfolio and bringing in new deposits. We also intend to grow our capital base on a continuing basis as it is part of our business strategy of maintaining a “well” capitalized position. We intend to pursue this business strategy while managing asset quality.

As of December 31, 2007, we had total assets of $57797 million, net loans of $440.0 million, deposits of $380.7 million and stockholders’ equity of $97.8 million. Average total assets increased by $230.8 million during the fiscal year ended December 31, 2007 due to acquisition of $113 million of assets from Beach Bank at the end of 2006 and the acquisition of $151 million of assets from the merger with Independent Community Bank in March 2007. Capital growth corresponded with the overall growth of the Bank due to issuance of $40.5 million of capital in connection with the two acquisitions. The average equity to average assets ratio decreased modestly in the year to 17.97% during the fiscal year ended December 31, 2007 from 18.92% during the fiscal year ended December 31, 2006.

Our results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business, which generally consists of attracting deposits from the general public, supplemented by Federal Home Loan Bank advances and capital infusions from us, and applying a majority of these funds (typically 75% to 90%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the Bank’s portfolio (approximately 10% to 25%) is generally held in cash and invested in government guaranteed or sponsored investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned, frequency of rate changes, and interest rate paid to the Bank’s deposit base, determines the nature and extent to which it may be profitable. For example, if the income generated by net interest income plus non-interest income is in excess of operating expenses and loan loss reserves, the Bank should be operating profitably. Non-interest income consists primarily of service charges and fees on deposit accounts. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

In 2007, the competition in our markets for low cost core deposits intensified. We have responded to this situation by closely monitoring the interest rates paid on client deposits to ensure a balance of competitive rates to clients and minimizing the interest expense to the Company.

We also continuously monitor operating expenses to maximize efficiency and profitability, particularly in periods where business growth slows down. Management’s goal is to control the growth of operating expenses at a slower rate than the rate at which we grow our revenues. To accomplish this goal, management continues to analyze our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. In 2007 and 2006 we incurred higher expenses than in prior years due to the expansion of our branch network and due to other investments in our business infrastructure. In 2007 we experienced a net loss of $3.1 million compared to net income of $3.2 million for the fiscal year ended December 31, 2006 and net income of $2.9 million for the fiscal year ended December 31, 2005. The net loss in 2007 was primarily due to increased loan loss provisions of $4.5 million booked in the fourth quarter of 2007 as well as a number of one time expenses associated with acquisition conversion costs, branch demolition costs, and litigation settlement costs.

Independent Community Bank Merger

On March 30, 2007, the Bank announced that Independent Community Bank, a Florida commercial banking association, merged with and into the Bank with the Bank being the surviving bank in the merger pursuant to an agreement and plan of merger by and among us, the Bank and Independent Community Bank. Upon consummation of the merger transaction, Independent Community Bank common stock was converted into the right to receive shares of the Company’s common stock and/or cash.  Shareholders of Independent Community Bank were entitled to elect to receive for each share of Independent Community Bank common stock owned, subject to adjustments as provided in the merger agreement:

•

$34.81 in cash; or

•

6.4463 shares of the Company’s common stock.

Cash was paid in lieu of issuing fractional shares based on the formula set forth in the Merger Agreement. Cash utilized to fund the transaction came from internally generated funds.

Based upon the 1,090,473 shares of Independent Community Bank common stock outstanding on March 30, 2007, the Company paid approximately $19.0 million in cash (including the cash out of options to purchase shares of Independent Community Bank common stock held by Independent Community Bank’s directors, officers and employees) and issued approximately 1.63 million shares of its common stock in connection with the merger transaction to acquire all of the outstanding common stock of Independent Community Bank.

Beach Bank Acquisition

On December 29, 2006, the Company acquired in exchange for approximately 1.48 million shares (subject to adjustment as described in the Agreement) of the Company’s common stock substantially all of the assets and assumed substantially all of the liabilities, of Beach Bank, which operated two branches in Miami-Dade County, Florida. The acquisition agreement related to our acquisition transaction with Beach Bank provided that the total dollar value of the shares of our common stock to be issued and delivered by us, as consideration for the purchase of the assets and the assumption of the obligations from Beach Bank, was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet prepared by Beach Bank. The exact number of shares of our common stock issued in the acquisition transaction was required to be determined based upon the book value of Beach Bank as set forth in the final, audited closing balance sheet, subject to adjustment as described in the agreement. Such final, audited balance sheet of Beach Bank was submitted to us on February 27, 2007 and was subject to review by us. The Company requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by us required the consent of the shareholder representative of the Beach Bank Liquidating Trust, Michael Kosnitzky, which was not provided.

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under United States Generally Accepted Accounting Principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of Sun American. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust is in process of seeking clarification and/or modification of the independent accountant’s decision. If the accounting arbitration ruling is upheld, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company will not be required to issue additional shares of common stock in the amount of approximately $700,000 that had previously been accrued for under the original accounting results provided by Beach Bank.

The accounting arbitration ruling is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated. For more information see Note 20 to Consolidated Financial Statements.

Conversion activities to integrate the operations of both the former Beach Bank and Independent Community Bank operations into the normal operations of our Bank were completed in the first half of 2007.

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2007 (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation.

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

Acquired Loans: The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the acquisition, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Company creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing non accretable difference for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

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

During the second quarter of 2007, the Company sold an $800,000 par value investment security previously classified as held-to-maturity at a loss of $4,000. The security had been acquired as part of the Beach Bank transaction in December 2006 and carried over with the same balance sheet classification. However, the security had been identified with credit weaknesses and rated below investment grade by the major rating agencies. Given that the Company’s asset liability management policy does not permit the holding of below investment grade securities, the Company executed the sale. Management considers this a rare event and within the permissible circumstances promulgated by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Further sales from the held-to-maturity portfolio are not expected.

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

Asset Quality and Nonperforming Assets

A primary strategy of the Company continues to be to maintain the level of earning assets as they relate to operating expenses in order to improve profitability. The Company is pursuing a growth strategy by increasing the level of earning assets, primarily through increases in loan origination in the communities the Company serves and by increasing the level of capital in support of this growth. Interest-earning assets, which consist of loans, investments, Federal Funds Sold, Federal Home Loan Bank Stock, and Federal Reserve Bank Stock, totaled $503.9 million at December 31, 2007, a $44.2 million, or 9.6%, increase from $459.7 million at December 31, 2006. This increase was due primarily to an increase in net loan assets of $89.2 million from the merger with Independent Community Bank in March 2007 and offset by a decrease in cash balances of $48.3 million in 2007.  Earning assets of $459.7 million at December 31, 2006, represented a $198.7 million, or 76%, increase from $261.0 million at December 31, 2005 of which an increase of $108.0 million or 41% of this increase resulted from the acquisition of earning assets from Beach Bank on December 29, 2006.

Lending Activities

The Bank’s principal lending areas have been defined as all census tracts within the four county areas of Martin, Palm Beach, Broward and Miami-Dade Counties, Florida. The Bank’s customers are predominantly small to medium-sized businesses and individual consumers. On occasion the Bank also participates in loans that are presented to us for a portion of a larger loan relationship which may or may not be in our principal lending areas. Collateralized loans, the most common of which follow, are extended on similar terms to all of the Bank’s customers and have an inherent degree of risk:

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

As a significant part of the Company’s growth strategy, it is increasing its efforts to develop new business relationships and is increasing its marketing efforts. In 2007 we have added five new loan officers which have effectively doubled our capacity to source new loan opportunities. Typically, the Company seeks commercial lending relationships with customers borrowing up to $13 million. The Bank’s legal lending limit for secured and unsecured loans was $14.5 million and $8.7 million as of December 31, 2007. During 2007 the Company increased its capital base by $13 million primarily through the capital issuance related to the merger with Independent Community Bank. The Bank’s legal lending limit for secured and unsecured loans was $15.4 million and $9.2 million as of December 31, 2006 and $13.1 million and $7.8 million as of December 31, 2005, respectively. The legal lending limit decreased in 2007 from 2006 because the goodwill booked in the Independent Community Bank merger exceeded the capital issued for the transaction. During 2006 and 2005, the Company raised $21.3 and $36.4 million of new capital, net of issuance costs, respectively, through the acquisition of Beach Bank, exercise of stock options and warrants and, in 2005, mostly through several share offerings of $35.5 million and $0.9 million of exercises of options and warrants. Increasing the Bank’s legal lending limit allows the Bank to meet the loan needs of larger customers.

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

Commercial Real Estate Loans. The Bank’s primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate and construction properties. Commercial mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period, with balloon payments due at the end of five to ten years. At December 31, 2007, commercial mortgage loans represented 69% of the total loan portfolio compared to 59% and 64% at December 31, 2006 and 2005 respectively. The average balance of commercial mortgage loans was $268.5 million for 2007, $162.0 million for 2006 and $123.1 million for 2005. Income from these loans totaled $22.5 million, $14.4 million and $9.7 million for 2007, 2006, and 2005 respectively.

Residential Real Estate Loans. Another of the Bank’s lending focus is making mortgage loans to finance the purchase of residential real property, which generally consists of improved one to four family and multi family properties. Residential mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period. At December 31, 2007 residential real estate loans represented 15% of the total loan portfolio compared to 26% and 23% at December 31, 2006 and 2005 respectively. The average balance of residential real estate loans was $77.1 million for 2007, $62.4 million for 2006 and $34.5 million for 2005. Income from these loans totaled $6.4 million, $5.6 million, $2.7 million for 2007, 2006 and 2005, respectively.

Commercial Loans. A third lending focus of the Bank is to small and medium-sized businesses in a variety of industries. The Bank makes a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines, purchases of machinery, and business expansion (including acquisition of real estate and improvements). At December 31, 2007 commercial loans represented 8% of the total loan portfolio compared to 10% of the portfolio at December 31, 2006 and compared to 12% at December 31, 2005. The average balance of commercial loans was $33.4 million for 2006, $25.6 million for 2006 and $26.9 million for 2005. Income from these loans totaled $3.0 million for 2007 compared to $2.4 million and $2.2 million for 2006 and 2005, respectively.

Consumer Lending. The Bank offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans. At December 31, 2007, consumer loans represented 8% of the total loan portfolio compared to 5% and 1% of the portfolio at December 31, 2006 and December 31, 2005 respectively. The average balance of consumer loans was $29.1 million for 2007 and $5.0 million and $3.6 for 2005. Income from these loans totaled $2.1 million for 2007 and $386,000 and $276,000 for 2006 and 2005, respectively.

Loan Portfolio Summary. Major categories of loans included in the portfolio at December 31 are as follows (Dollars in thousands):

	2007	2006	2005	2004	2003

Commercial	$34,010	$34,323	$25,563	$19,509	$22,585
Commercial real estate	307,188	210,505	136,096	109,145	37,608
Residential real estate	69,843	93,748	48,254	23,623	2,466
Consumer and home equity	34,954	14,060	2,595	3,220	4,283
Other	689	1,857	801	269	129
	446,684	354,493	213,309	155,766	67,071
Net deferred loan fees	(218)	(697)	(525)	(358)	(136)
Allowance for loan losses	(6,504)	(3,053)	(2,119)	(1,678)	(738)
Net loans	$439,962	$350,743	$210,665	$153,730	$66,197

Loan Maturity Schedule. The following schedules set forth the time to contractual maturity of our loan portfolio at December 31, 2007. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	Year ended December 31, 2007
	Total	One Year Or Less	One through Five Years	After Five Years
	(Dollars In thousands)
Commercial	$34,010	$10,551	$17,733	$5,726
Commercial real estate(1)	307,188	130,942	55,573	120,673
Residential real estate	69,843	16,271	22,218	31,354
Consumer and home equity	34,954	2,552	4,793	27,609
Other	689	686	3	—
	446,684	$161,002	$100,320	$185,362
Net deferred loan fees	(218)
	$446,466

At December 31, 2007 fixed rate loans due after one year are approximately $93.6 million and adjustable rate loans due after one year are approximately $192.1 million.

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

The percentage of loans in each category to total gross loans as of December 31, are as follows (Note: the table excludes overdrafts as they collectively represent less than one percent of the total):

	2007	2006	2005	2004	2003

Commercial loans	8%	10%	12%	13%	34%
Commercial real estate loans	69%	59%	64%	70%	56%
Residential real estate loans	15%	26%	23%	15%	4%
Consumer and home equity	8%	5%	1%	2%	6%
Total before allowance for loan losses	100%	100%	100%	100%	100%

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. In view of the relative significance of real estate related loans, a downturn in the value of real estate property could continue to have an adverse impact on profitability. As part of the Bank’s loan policy and loan management strategy, we typically limit our loan-to-value ratio to a maximum of 60% to 80% depending on the type of real property being secured. The use of qualified third party state certified appraisers for property valuations, and property inspections by knowledgeable bank officials helps mitigate real property loan risks.

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

Regulatory Classification of Assets. Our regulators consider loan assets to be classified when they are recorded in our records in the classifications of substandard, doubtful or loss. As of December 31, 2007, 2006, and 2005, the total dollar value of our classified assets was $12.0 million, $12.0 million and $2.3 million respectively.

There were seventeen loans classified at the end of 2007. Only three loans totaling $591,000 of this amount were included in the $12.0 million balance at the end of 2006. The increase in classified loans in 2006 compared to 2005 was due to the downgrading of one commercial real estate construction loan that incurred cost overruns prompting the bank to advance additional funds and obtain additional collateral, as well as approximately $2.8 million of impaired loans acquired in the Beach Bank transaction.

Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is the Bank’s policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2007, 2006, and 2005, delinquent and non accrual loans greater than 90 days past due totaled $6.7 million, $953,000, and $290,000 respectively.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned (“OREO”) if real estate, or in other assets, if other property, until they are sold. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense. At December 31, 2007, the Bank held $587,000 of OREO. The Bank held no OREO and repossessions at December 31, 2006 and 2005, respectively.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and other real estate owned and other foreclosed assets. The following table sets forth information with respect to non-performing assets identified by the Bank for the years ended December 31:

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans
Commercial	$217	$453	$290	$121	$—
Commercial real estate (1)	6,313	—	—	20	798
Residential real estate	158	—	—	—	—
Accrual loans – past due 90 days or more
Commercial	—	500	—	—	—
Restructured loans	—	—	—	—	20
Other real estate owned	587	—	—	—	—
Total nonperforming assets	$7,275	$953	$290	$141	$818

———————

(1)

On January 11, 2008 the Bank sold a $1.7 million condominium construction loan subsequently reducing non-performing assets from $7.3 million to $5.6 million.

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

Non-Specific Allowance: The methodology used in establishing non-specific allowances is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the non-specific allowance is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions related to the economy, our geographic location and other factors. The determination includes an analysis of loss and recovery experience in the various portfolio segments over at least the last three fiscal years. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions.

Specific Allowance: All significant commercial and industrial loans that are classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with Statement of Financial Accounting Standards No. 114, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2007 was $6.8 million compared to $3.1 million and $2.1 million at December 31, 2006 and 2005, respectively. The 2007, 2006 and 2004 allowance for loan losses included an allocated allowance of $907,000, $562,000 and $458,000 related to acquisition of a loan portfolios in various acquisition transactions. Activity in the allowance for loan losses for the years ended December 31, are as follows:

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance, beginning	$3,053	$2,119	$1,678	$738	$748
Amounts charged off:
Commercial	(161)	—	(57)	(1,084)	(823)
Consumer and home equity	—	(1)	(21)	(12)	(73)
Commercial and residential real estate	(1,911)	—	—	—	(155)
Recoveries of amounts charged off:
Commercial	81	28	107	160	48
Consumer and home equity	6	7	6	21	11
Commercial and residential real estate	9	—	—	—	4
Net (charge-offs) recoveries	(1,976)	34	35	(915)	(988)
Provision for loan losses	4,520	338	475	1,397	978
Reclassification of reserve for unfunded commitments to other liabilities	—	—	(69)	—	—
Acquisition related adjustment (1)	907	562	—	458	—
Balance, ending	$6,504	$3,053	$2,119	$1,678	$738

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	0.48%	0.01%	0.02%	(0.78)%	(1.51)%

———————

(1)

The adjustment in 2007, 2006 and in 2004 is the allowance required on acquisition of loans from the Independent Community Bank, Beach Bank and the Gulf Bank transactions, respectively, and exclusive of loans accounted under SOP 03-3.

Through the review of the loan portfolio, management determined that additional provisions were required in 2007 due to: a) increased charge offs of loans for which repayment is uncertain; b) increased provisions to reflect the enhanced level of inherent risk in the portfolio due to the geographic and economic conditions in our market place, and; c) growth of the loan portfolio. Increased provisions during 2006 and 2005 were due to portfolio growth. Management believes that the allowance for loan loss was adequate in relation to the overall loan portfolio based upon current market conditions.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category. The allocation of the allowance for loan losses as of December 31, was as follows:

(Dollars in thousands)	2007	2006	2005	2004	2003

Commercial loans	$474	$579	$254	$218	$251
Commercial real estate loans	5,141	1,830	1,356	1,175	413
Residential real estate loans	611	497	488	252	30
Consumer and home equity	277	147	21	33	44
Total allowance for loan losses	$6,503	$3,053	$2,119	$1,678	$738

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

Investment Portfolio. The Company’s investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table (except for the U.S. Government Mortgage Fund which has no fixed maturity date). The average yield for our investment portfolio increased marginally to 4.73% at December 31, 2007 compared to 4.48% at December 31, 2006 and to 4.08% at December 31, 2005.

	Maturities of Investment Securities at December 31, 2007
	One Year Or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Corporate Bonds:
Held to maturity	$—	—	$—	—	$—	—	$—	—	$—	—
Available for Sale	—	—	—	—	547	6.57%	—	—	547	6.57%
Mortgage-backed Securities:
Held to maturity	—	—	—	—	1,328	4.49%	1,255	4.88%	2,583	3.86%
Available for Sale	—	—	—	—	7	4.76%	1	5.04%	8	6.60%
U.S. government agencies:
Held to Maturity	10,428	4.18%	16,701	4.13%	10,591	4.92%	10,003	4.63%	47,723	4.42%
Available for sale	—	—	—	—	—	—	—	—	—	—
U.S. government Mortgage Fund	—	—	—	—	—	—	—	—	5,224	5.10%
Total	$10,428	4.18%	$16,701	4.13%	$12,473	4.95%	$11,259	5.18%	$56,085	4.73%

At December 31, 2007, 2006, and 2005, there were no tax exempt holdings and no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Carrying Value of Investment Securities. Major categories of investment securities and their accounting treatment included in the portfolio at December 31 are as follows (in thousands):

	2007		2006		2005
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity

U.S. government agencies	$—	$47,723	$—	$48,359	$—	$19,051
Mortgage-backed securities	8	2,583	11	3,103	15	1,859
Corporate bonds	547	—	—	782	—	251
U.S. Government Mortgage Fund	5,224	—	5,163	—	5,193	—
Total investment securities	$5,779	$50,306	$5,174	$52,244	$5,208	$21,161

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

At December 31, 2007, the fair value and gross unrealized loss associated with our securities available for sale was $5.8 million and $313,000, respectively. This compared to fair value and gross unrealized loss of $5.2 million and $337,000, respectively at December 31, 2006 and to $5.2 million and $306,000, respectively at December 31, 2005.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta. The Bank accesses this vehicle to add liquidity to its business as needed. At December 31, 2007, the Bank had $78 million of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth compared to $11 million at December 31, 2006 and to $21 million at December 31, 2005. The Bank increased its usage of FHLB funding significantly in the fourth quarter of 2007 to replace certificate of deposit maturities that were not renewed. At the time, the interest rates on FHLB funds were favorable compared to certificate of deposit rates due to tightened liquidity conditions in the market.

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See notes to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at December 31, 2007, consisted of $8.1 million in cash and cash equivalents and $5.8 million in available-for-sale investments, for a total of $13.9 million of liquid funds. This compared to a total of $61.6 million of liquidity at the end of 2006 and to $32.8 million of liquidity at year end 2005. This reduction of liquidity at the end of 2007 reflected the tightened liquidity conditions in the market as noted above. The Company intentionally reduced its holdings of excess cash to reduce funding expense.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Independent Bankers Bank of Lake Mary, Florida. This relationship provides the Bank with the ability to borrow from an unsecured line of credit to supplement liquidity up to the amount of $10.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate plus an intermediary fee. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, at December 31, 2007, the Company maintained two separate secured lines of credit totaling $5.0 million with Independent Bankers Bank of which $2.7 million was outstanding at year end. Borrowings on this secured line of credit were repaid to Independent Bankers Bank in January 2008 and were replaced with a secured line of credit with Silverton Bank in the amount of up to $8.0 million. See notes to the Company’s Consolidated Financial Statements for additional information regarding these lines of credit.

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

Low cost demand and savings deposits represent an important part of the deposit mix for the Bank which has historically maintained satisfactory levels of this type of deposits, because of the Bank’s policy of relationship banking. Money market accounts are priced competitively within the Bank’s market area of Martin, Palm Beach, Broward, and Miami-Dade counties. Management can attract new deposits or reduce deposit levels as needed by adjusting the interest paid on such accounts, which are very liquid. The Bank also offers a wide variety of terms and rates for certificates of deposit as needed to attract funds and match competitors. The primary factors in the competition for deposits are interest rates, level of personalized service, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Our customers have access to ATMs, safe deposit boxes, wire transfer, lockbox services, ACH origination, business debit cards, direct deposit and on-line banking services. In addition, businesses can use the Bank’s merchant credit card program.

In determining the terms of the deposit accounts, management considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, management believes that it is better able to match the repricing of liabilities to the repricing of the loan portfolio. Management reviews the Bank’s deposit mix and pricing weekly. From time to time management will supplement the level of CD’s by purchasing them through a brokerage facility. At December 31, 2007, the Bank had $24.1 million of deposits outstanding that had been facilitated through brokerage relationships. This compared to $8.3 million at December 31, 2006 and to $13.0 million at December 31, 2005.

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ending December 31, 2007, 2006 and 2005. Management views the deposit base as a good core deposit base that is stable. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

		2007			2006
	Average Balance for the Year	Weighted Average Rate	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in thousands)

Noninterest bearing accounts	$63,076	0.00%	15%	$34,651	0.00%	14%
Interest bearing accounts:
NOW accounts	88,520	3.99%	21%	91,383	4.42%	37%
Money market deposit	64,894	4.48%	16%	14,299	3.54%	6%
Savings accounts	18,252	3.76%	4%	4,716	2.16%	2%
Time deposits	181,268	5.20%	44%	102,135	4.41%	41%
Total deposits	$416,010			$247,184

		2005
	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in thousands)

Noninterest bearing accounts	$41,437	0.00%	23%
Interest bearing accounts:
NOW accounts	11,446	1.14%	6%
Money market deposit	20,297	1.91%	11%
Savings accounts	4,644	1.08%	3%
Time deposits	101,339	3.32%	57%
Total deposits	$179,163

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2007, 2006, and 2005, are as follows:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Three months or less	$23,252	$42,247	$8,908
Over three through six months	31,326	11,486	11,706
Over six through twelve months	34,652	62,331	12,413
Over twelve months	1,408	7,265	6,941
	$90,638	$123,329	$39,968

Correspondent Relationships. Correspondent banking involves one bank providing services to another bank which cannot provide that service itself for economic or organizational reasons. The Bank purchases correspondent services offered by other banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies and lines of credit, liquidity loan participations, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

The Bank has an established correspondent relationship with Independent Bankers Bank of Lake Mary, Florida with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the operations of the Bank. In January 2008 the Company transferred its line of credit from Independent Bankers Bank to Silverton Bank. There was $2.7 million of borrowings outstanding on the line at December 31, 2007.

Borrowings. The Bank has the ability to borrow from its correspondent banks to supplement the supply of funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

In addition, we pledge securities to secure repurchase agreements. Additional details regarding securities sold under agreements to repurchase for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$14,984	$2,278	$1,241
Average balance for the year	2,783	919	625
Average interest rate	4.55%	3.95%	2.59%
Average interest rate paid at year end	4.86%	4.14%	3.45%

Federal Home Loan Bank Advances. The Bank is a member of the Federal Home Loan Bank of Atlanta. Outstanding advances carry a fixed rate of interest and were $78 million, $11 million and $21 million at December 31, 2007, 2006 and 2005, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. Please refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

The capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31, 2007 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2007 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents the capital ratios for the Bank at December 31, 2007, 2006, and 2005. The column below with the heading “Corp” presents the capital ratios for the consolidated business at December 31, 2007, 2006, and 2005. The columns below with the indication “Adequately” describe the regulatory definition for an adequately capitalized banking institution. The right columns below with the indication “Well” describe the regulatory definition for a well capitalized banking institution.

		2007
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	11.8%	12.3%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	10.5%	11.0%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	9.3%	9.8%	4.0%	5.0%

		2006
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	17.5%	16.3%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	16.6%	15.5%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	17.4%	16.2%	4.0%	5.0%

		2005
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	23.3%	21.8%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	22.4%	20.9%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	21.0%	19.6%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2007			2006
	Average Balance	Interest (3)	Average Yield/Rate	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$69,177	$3,659	5.29%	$30,297	$1,362	4.50%
Federal funds sold	13,528	647	4.79	18,303	916	5.00
Net loans:
Commercial loans (2)	33,409	3,035	9.08	25,622	2,428	9.47
Commercial real estate loans (2)	268,480	22,515	8.39	162,026	14,386	8.88
Consumer loans (2)	4,747	395	8.33	2,090	172	8.26
Residential real estate loans (2)	77,087	6,437	8.35	62,396	5,622	9.01
Home equity and other loans (2)	24,316	1,688	6.94	2,886	213	7.38
Net loans (2)	408,039	34,070	8.35	255,020	22,821	8.95
Total interest earning assets	490,744	38,376	7.82	303,620	25,099	8.27
Noninterest-earning assets	68,540			24,861
Total assets	$559,284			$328,481

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$153,414	$6,437	4.20%	$105,682	$4,546	4.30%
Savings accounts	18,252	686	3.76	4,716	102	2.16
Certificates of deposit	181,268	9,421	5.20	102,135	4,501	4.41
Total interest-bearing deposits	352,934	16,544	4.69	212,533	9,149	4.30
Federal funds purchased, securities sold under repurchase agreements and other	4,957	203	4.10	1,185	51	4.33
Federal Home Loan Bank advances	34,026	1,664	4.89	16,255	697	4.29
Other borrowed money	483	34	7.07	—	—	—
Total interest-bearing liabilities	392,400	18,445	4.70	229,973	9,897	4.30
Noninterest bearing liabilities	66,384			36,370
Stockholders’ equity	100,500			62,138
Total liabilities and stockholders’ equity	$559,284			$328,481
Net interest income and net yield on interest-earning assets		$19,931	4.06%		$15,202	5.01%

(continued)

	2005
	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$23,587	$947	4.02%
Federal funds sold	7,598	251	3.31
Net loans :
Commercial loans (2)	26,865	2,201	8.19
Commercial real estate loans (2)	123,133	9,693	7.87
Consumer loans (2)	2,232	167	7.47
Residential real estate loans (2)	34,475	2,675	7.76
Home equity and other loans (2)	1,356	109	8.01
Net loans (2)	188,061	14,845	7.89
Total interest earning assets	219,246	16,043	7.32
Noninterest-earning assets	15,580
Total assets	$234,826
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$31,743	517	1.63%
Savings accounts	4,644	50	1.08
Certificates of deposit	101,339	3,365	3.32
Total interest-bearing deposits	137,726	3,932	2.85
Federal funds purchased, securities sold under repurchase agreements and other	946	38	4.00
Federal Home Loan Bank advances	20,463	770	3.76
Total interest-bearing liabilities	159,135	4,740	2.98
Noninterest bearing liabilities	41,366
Stockholders’ equity	34,325
Total liabilities and stockholders’ equity	$234,826
Net interest income and net yield on interest-earning assets		$11,303	5.16%

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

Analysis of Changes in Interest Income and Interest Expense

	2007 vs. 2006 Increase (Decrease) Attributable to				2006 vs. 2005 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest income on:
Investments	$1,748	$240	$309	$2,297	$269	$113	$32	$415
Federal funds sold	(239)	(41)	11	(269)	354	129	181	665
Loans	13,694	(1,528)	(917)	11,249	5,285	1,985	707	7,976
Total interest income from Interest-earning assets	15,203	(1,329)	(597)	13,277	5,908	2,227	920	9,056

Interest expense on:
NOW and money market accounts	2,052	(110)	(51)	1,891	1,205	848	1,975	4,030
Savings accounts	292	75	217	584	1	50	1	52
Certificates of deposit	3,487	808	625	4,920	26	1,101	9	1,135
Federal funds purchased under repurchase agreement and other	163	(3)	(8)	152	10	3	1	13
Federal Home Loan Bank advances	762	98	107	967	(158)	107	(22)	(73)
Other borrowed money	—	—	34	34	—	—	—	—
Total interest expense from Interest-bearing liabilities	6,756	868	924	8,548	1,084	2,109	1,964	5,157
Increase (decrease) in net Interest income	$8,447	$(2,197)	$(1,521)	$4,729	$4,824	$118	$(1,044)	$3,899

	2005 vs. 2004 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest income on:
Investments	$148	$31	$6	$185
Federal funds sold	(3)	177	(8)	166
Loans	4,883	1,218	742	6,843
Total interest income from interest-earning assets	5,028	1,426	740	7,194

Interest expense on:
NOW and money market accounts	54	163	33	250
Savings accounts	(10)	11	(2)	(1)
Certificates of deposit	832	517	246	1,595
Federal funds purchased under repurchase agreement and other	(36)	67	(46)	(15)
Federal Home Loan Bank advances	1,048	(71)	(395)	582
Total interest expense from interest-bearing liabilities	1,888	687	(164)	2,411
Increase (decrease) in net interest income	$3,140	$739	$904	$4,783

Contractual Obligations. The Company’s contractual obligations include notes due to the Federal Home Loan Bank of Atlanta, notes due to correspondent bank, operating leases, and outsourced data processing. The following table details our current contractual obligations by maturity and/or anticipated payment date:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of Deposit	$164,392,055	$5,805,143	$—	$—	$170,197,198
Federal Home Loan Bank Notes	76,000,000	2,000,000	—	—	78,000,000
Notes Payable to Correspondent Bank	953,155	1,750,000	—	—	2,703,155
Operating Lease Obligations	3,320,472	6,157,279	4,087,840	7,489,739	21,055,330
Outsourced Data Processor (1)	550,000	—	—	—	550,000
Total	$245,215,682	$15,712,422	$4,087,840	$7,489,739	$272,505,683

———————

(1)

The Bank has outstanding obligations under its current data processing contract that expires in October 2008. Based on the level of expenses in 2007, the remaining contractual obligation is estimated to be approximately $550,000 at December 31, 2007.

Discussion of Changes in Financial Condition from December 31, 2006 to December 31, 2007

General. Total assets increased by $74.0 million or 15% from $503.9 million at December 31, 2006 to $577.7 million at December 31, 2007. Net loans increased by $89.2 million, or 25%, to $440.0 million at December 31, 2007 from $350.7 million at December 31, 2006. The increase in these earning assets was due to the acquisition of $103.3 million of loans in connection with the Independent Community Bank merger and was offset by net reductions in the overall loan portfolio of $14.1 million during the year. Securities decreased by $1.3 million, or 2.3%, to $56.1 million at December 31, 2007 from $57.4 million at December 31, 2006. The increase of $12.2 million in securities acquired through the Independent Community Bank merger were offset by maturities and calls on the portfolio throughout 2007.

The Company is committed to expanding its business through internal growth as well as through select purchase opportunities when determined to be beneficial, while maintaining strong asset quality and maintaining a well capitalized position. Management’s strategy for achieving these objectives includes continuing our primary focus of increasing originations of commercial loans at appropriate yields for enhancing interest income, and improving our efficiency and controlling operating costs. The following is a discussion of the significant fluctuations between the December 31, 2007 and December 31, 2006 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $8.1 million at December 31, 2007, compared to $56.4 million at December 31, 2006. The decrease of $48.3 million was primarily due to using our excess cash to run off higher cost deposit liabilities throughout the year in an effort to reduce interest expense.

Securities Available for Sale and Held to Maturity. The securities portfolio decreased $1.3 million, or 2.3%, to $56.1 million at December 31, 2007 from $57.4 million at December 31, 2006. The increase of $12.2 million in securities acquired through the Independent Community Bank merger were offset by maturities and calls on the portfolio throughout 2007. The weighted average portfolio yield increased modestly to 4.73% at December 31, 2007, from 4.48% at December 31, 2006. The investment strategy for 2007 was to focus on the acquisition of high quality fixed income investments with a term to maturity that did not exceed fifteen years. Management believes that laddered investment purchases within this time frame provided the best opportunities to maximize investment yield.

Net Loans. Net loans were $440.0 million at December 31, 2007, an increase of $89.2 million, or 25%, from $350.7 million at December 31, 2006. This increase resulted primarily from the acquisition of $103.3 million of loans in connection with the Independent Community Bank merger and was offset by a net reduction of $14.1 million in the overall portfolio due to maturities, loan sales, prepayments in excess of new loan originations, and a net increase to the allowance for loan loss.

Asset Quality and Non-Performing Assets. In the normal course of business, the Company has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, the Company has established an allowance for loan losses, which totaled $6.5 million at December 31, 2007 compared to $3.1 million at December 31, 2006, an increase of $3.4 million. The 2007 increase in allowance for loan losses included new loan provisions of $4.5 million and a reserve increase for the acquired Independent Community Bank loan portfolio of $907,000 and was offset by net charge offs of $2.0 million. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s monthly evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Company’s allowance for loan and credit losses was analyzed and deemed to be adequate by management at December 31, 2007 for expected losses based upon market conditions in place at that time.

Impaired loans were $12.0 million at December 31, 2007, compared to the same level of $12.0million for December 31, 2006. During 2007, the Bank was able to sell or discontinue the funding for most of the loans that comprised the 2006 classified loan balance. New classified loans arising in 2007 comprised of commercial construction and vacant land loans for which the viability of repayment had deteriorated in the year.

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

	At December 31,
	2007	2006
	(Dollars in thousands)

Loans past due over 90 days still on accrual	$—	$500
Nonaccrual loans (1)	6,688	453
Other real estate owned and repossessions	587	—

Total nonperforming assets	$7,275	$953

Total nonperforming assets as a percentage of gross loans	1.63%	0.27%
Gross loans	$446,466	$353,796

———————

(1)

On January 11, 2008 the Bank sold a $1.7 million condominium construction loan subsequently reducing non-performing assets from $7.3 million to $5.6 million.

Total non-performing assets increased by $6.3 million to $7.3 million at December 31, 2007 from $953,000 at December 31, 2006. Accrual loans over 90 days past due were $0 at December 31, 2007 compared to $500,000 at December 31, 2006. The majority of the nonaccrual loans at December 31, 2007 consisted of commercial and vacant land loans that are secured by real estate. Other real estate owned was $587,000 at December 31, 2007 compared to nil at December 31, 2006. At December 31, 2007, management believed that all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $11.2 million at December 31, 2007, compared to $9.9 million at December 31, 2006. The increase of 13% is primarily due to opening of two new branches in 2007 and the acquisition of one new branch in the Independent Community Bank merger.

Goodwill and other Identified Intangibles. Our goodwill and intangible assets increased by $25.9 million in 2007 to $45.1 million from $19.2 million at December 31, 2006. This increase is attributed to the purchase price premium and certain capitalized costs incurred in the Independent Community Bank merger and offset by a $2.1 million downward revision in goodwill attributed to the Beach Bank acquisition.

Liabilities

Deposits. Deposits decreased by $22.3 million at December 31, 2007 from December 31, 2006. During the year, deposit balances were increased by $128.6 million through the merger with Independent Community Bank. However, in an effort to realign the level of deposits with loan funding needs, the Bank engaged in a planned run off of higher cost deposits throughout 2007 and replaced higher cost certificates of deposit with lower cost FHLB borrowings in the fourth quarter of 2007. In the South Florida market, the Bank has generally been able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on deposit accounts. When additional funds are needed to fulfill lending commitments, the Bank can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. In addition, the Bank can utilize institutional (broker) deposits on a limited basis. At December 31, 2007, brokered deposits were $24.1 million compared to $8.3 million at December 31, 2006.

	At December 31,
	2007	2006
	(Dollars in thousands)

Noninterest-bearing accounts	$50,099	$53,334
Interest-bearing accounts:
NOW accounts	76,030	115,465
Money market accounts	59,711	21,784
Savings accounts	24,670	9,372
Certificates of deposit under $100,000	79,559	79,694
Certificates of deposit $100,000 and more	90,638	123,329
Total interest-bearing deposits	330,608	349,644

Total deposits	$380,707	$402,978

Debt. At December 31, 2007, the Bank maintained an unsecured line of credit of $10.0 million and the Company maintained two secured, revolving credit lines totaling $5.0 million, each with Independent Bankers Bank, to meet interim liquidity needs. At December 31, 2007, the Company had borrowed $2.7 million on its credit lines to finance a series of warrant buy backs under related tender offers as well as to finance the re-purchase of 302,510 shares of the Company’s common stock. There were no borrowings outstanding under these lines of credit as of December 31, 2006.

Federal Home Loan Bank Borrowings. Federal Home Loan Bank (“FHLB”) borrowings at December 31, 2007 amounted to $78.0 million, compared to $11.0 million at December 31, 2006. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. In the fourth quarter of 2007, the Bank increased its borrowings from FHLB to offset the reduction in certificates of deposits. The Bank reduced its exposure to the certificates of deposits due to the higher interest rate required on them in order to retain them.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $15.0 million at December 31, 2007 compared to $1.5 million at December 31, 2006. The increase was due to repurchase agreements assumed in the Independent Community Bank merger and to borrow on a secured basis from a correspondent bank.

Shareholders’ Equity and Regulatory Capital. Total shareholders’ equity was $97.8 million at December 31, 2007, an increase of $13.3 million, or 16%, from $84.5 million at December 31, 2006. New capital of $22.0 million was issued in the Independent Community Bank merger and an increase to capital was recorded in the amount of $1.0 million for the offset to stock option expense. This increase in capital issued was offset by the net loss of $3.1 million in the year, warrant and common stock buy backs totaling $3.6 million and a $3.0 million reduction of capital stock that is to be returned to the Company in connection with the refund due in the Beach Bank acquisition.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 12.3%, 11.0% and 9.8% at December 31, 2007 and 16.3%, 15.5% and 16.2% at December 31, 2006. Based on these ratios, the Bank was considered to be “well capitalized”.

Discussion of Changes in Financial Condition from December 31, 2005 to December 31, 2006

General. Total assets increased by $226.7 million, or 82%, from $277.2 million at December 31, 2005 to $503.9 million at December 31, 2006, of which $100.6 million was due to internal growth and $126.1 million of which was due to the asset acquisition of Beach Bank, which was completed in December 2006. Net loans increased by $140.0 million, or 66%, to $350.7 million at December 31, 2006 from $210.7 million at December 31, 2005. The increase in these earning assets was the result of additional loan originations from the Bank’s branch network and the acquisition of $68.0 million of loans in connection with the Beach Bank asset acquisition. Securities increased $31.0 million, or 118%, to $57.4 million at December 31, 2006 from $26.4 million at December 31, 2005. $23.7 million, or 76%, of the increase in the securities portfolio was due to the acquisition of securities from Beach Bank.

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

Impaired loans increased from $2.3 million, at December 31, 2005, to $12.0 million, at December 31, 2006. The increase was due to the downgrading of one construction loan that incurred cost overruns prompting the bank to advance additional funds and to approximately $2.8 million of impaired loans from the Beach Bank transaction. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

	At December 31,
	2006	2005
	(Dollars in thousands)

Loans past due over 90 days still on accrual	$500	$—
Nonaccrual loans	453	290
Other real estate owned and repossessions	—	—

Total nonperforming assets	$953	$290

Total nonperforming assets as a percentage of gross loans	0.27%	0.14%
Gross loans	$353,796	$212,758

Total non-performing assets increased $663,000 to $953,000 at December 31, 2006 from $290,000 at December 31, 2005. Accrual loans over 90 days past due were $500,000 at December 31, 2006 compared to $0 at December 31, 2005. All of the $453,000 of nonperforming loans at December 31, 2006 consists of commercial loans that are secured by equipment. Of this amount $220,000 is subject to a Small Business Administration loan guarantee. There was no other real estate owned at December 31, 2006 and December 31, 2005. At December 31, 2006, management believed that all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $9.9 million at December 31, 2006, compared to $2.0 million at December 31, 2005. The increase of 395% is primarily due to our branch expansion efforts conducted in 2006 where we financed the buildout of five new branches and one operations center during the year.

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

Federal Home Loan Bank Borrowings. FHLB borrowings at December 31, 2006 amounted to $11.0 million, compared to $21.0 million at December 31, 2005. We retired $10 million of FHLB debt in 2006 because the growth of our core deposits was sufficient to meet our asset funding requirements.

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

Results of Operations for the Year Ended December 31, 2006 as compared to Year Ended December 31, 2007

In this section, unless the context provides otherwise, references to 2007 and 2006 are to the fiscal years ended December 31, 2007 and 2006, respectively. Net loss for 2007 was $3.1 million, compared to net income of $3.2 million for 2006. The loss for 2007 was primarily due to higher loan loss provisions of $4.5 million compared to $338,000 in 2006. In addition, the reported 2006 results included the recognition of a one time $1.2 million income tax benefit as a result of a reduction in the valuation allowance against deferred tax assets.

Net Interest Income. Net interest income before provision for loan losses for 2007 was $19.9 million, compared to $15.2 million for 2006, an increase of $4.7 million, or 31%. Interest income and fees on loans increased by $13.3 million, or 53%, in 2007 as compared to 2006. The increase in loan income resulted from an increase in total average loan balances outstanding of 60% to $408.0 million for 2007 from $255.0 million for 2006 primarily as a result of the Beach Bank asset acquisition and the Independent Community Bank merger.

Income from investments including interest earning deposits, securities (available-for-sale and held-to-maturity), federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased to $4.3 million from $2.3 million in 2006. This was an increase of $2.0 million, or 89%, and was due primarily to a $34.1 million, or 70% increase in average volume of investments during the period as well as a 52 basis point increase in average yield.

Interest income and fees on loans increased by $11.3 million, or 49%, in 2007 as compared to 2006. The increase in loan income resulted from an increase in total average loan balances outstanding to $408.0 million for 2007 from $255.0 million for 2006. The increase related to volume was offset somewhat by lower average interest yields experienced by the Bank on the overall loan portfolio in 2007 of 8.35% compared to 8.95% in 2006. The yield on total interest-earning assets was 7.82% for 2007, a 45 basis point decrease from 8.27% for 2006, primarily as a result of reduced yields in the loan portfolio due to competitive pressures and falling interest rates in the last half of 2007 which reduced yields on variable rate loans.

Total interest expense increased $8.5 million, or 86%, from $9.9 million for 2006 to $18.4 million for 2007. The increase in interest expense primarily was the result of an increase in average interest bearing deposit account balances to $392.4 million for 2007 from $230.0 million for 2006 as well as an increase average rate paid of 40 basis points from 4.30% in 2006 to 4.70% in 2007. As part of the increase in average interest bearing deposits, the average balance of FHLB borrowings was increased by $17.8 million in 2007.

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

The provision for loan losses for the year ended December 31, 2007 was $4.5 million compared to $338,000 for the year ended December 31, 2006. Additional provision for loan losses was required in 2007 because of the deteriorating value of collateral on select loans within the portfolio. These deteriorating values were in turn due to the less favorable economic environment for loans in our geographic markets. The Bank increased the provision requirements in its allowance for loan loss methodology to reflect a higher percentage required for both the historical loan losses and the vacant land components. These increased percentages were applied to the higher overall portfolio balance and resulted in the increased loan loss provisions.

Noninterest Income. Total noninterest income increased by $1.1 million, or 130%, from $859,000 in 2006 to $2.0 million in 2007. This increase was due to applying the Bank’s standard fees across a larger client base in 2007 that was created due to the Beach Bank asset acquisition and the Independent Community Bank merger. Fees were earned on insufficient funds balances, uncollected funds and service charges.

Noninterest Expense. Total non-interest expense increased by $8.3 million, or 60%, from $13.8 million for 2006 to $22.1 million for 2007. The increase in noninterest expenses reflects the impact of the Beach Bank asset acquisition and the Independent Community Bank merger as well as the operational costs for two new branches opened during 2007.

Salaries and benefits increased to $10.1 million in 2007 from $7.2 million in 2006. This reflects an increase of $2.9 million, or 42%. The increase was primarily due to salary costs for the addition of approximately 18 people in 2007 that were retained in connection with the Beach Bank asset acquisition and the Independent Community Bank merger. It also reflects selected other staff additions in the loan department and annual salary increases for existing staff. Salaries in 2007 include $985,000 for stock compensation expense required under FAS 123R compared to $610,000 in 2006.

Occupancy and equipment expense increased to $5.8 million in 2007 from $3.0 million in 2006, an increase of $2.8 million, or 94%. This increase was due to three new leases that the Bank entered into in connection with the Beach Bank asset acquisition and the Independent Community Bank merger as well as a $292,000 charge for obsolete fixed assets associated with the demolition of one of our branches. In addition, occupancy expense increased for two new branches that were opened in 2007 and for the difference between a full year of occupancy expense for five new branches opened in 2006 rather than the partial year expense incurred in 2006.

Data and item processing costs increased by $466,000, or 65%, to $1.2 million for 2007 from $722,000 for 2006. The increase was due to the higher volume of client accounts due to the Beach Bank asset acquisition and the Independent Community Bank merger which resulted in a higher volume of transactions processed. In addition, the Bank incurred $199,000 for the one-time operational conversions of Beach Bank and Independent Community Bank.

Other expenses increased to $4.9 million in 2007 from $2.9 million in 2006. This represented an increase of $2.0 million, or 70%, and reflected the larger size of the Bank across most areas of our business due to the Beach Bank asset acquisition and the Independent Community Bank merger. Professional fees in 2007 were $1.4 million compared to $700,000 in 2006. The biggest component of this increase was for legal expenses incurred in connection with loan workouts including a non-recurring litigation settlement of $77,000. Insurance costs for 2007 were $603,000 compared to $253,000 in 2006. The increase in insurance costs was due in part to increased FDIC insurance costs of $190,000. FDIC insurance costs increased due to higher FDIC charges and due to the run off of an FDIC credit that the Bank benefited from in 2006. Amortization of core deposit intangibles amounted to $794,000 for 2007 compared to $149,000 in 2006. The increase of $645,000 is due to the acquisition of Beach Bank and merger with Independent Community Bank.

Provision for Income Taxes. In 2007 we recorded an income tax recovery of $1.6 million due to the operating loss incurred in the year. In 2006 we recorded a net tax benefit of $1.2 million due to the reduction in the valuation allowance against deferred tax assets of $2.2 million based upon management’s assessment and expectation of generating sufficient future taxable income to realize the deferred tax assets in the future. This was partially offset by $952,000 of income tax expense for 2006.

Results of Operations for the Year Ended December 31, 2005 as compared to the Year Ended December 31, 2006

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

Salaries and benefits increased to $7.2 million in 2006 from $4.2 million in 2005. This reflects an increase of $3.0 million, or 71%. The increase was primarily due to the addition of 28 people in 2006 to service our larger banking operation as well as salary increases for existing staff. Salaries in 2006 also increased by $609,000 in 2006 for stock compensation expense required under FAS 123R compared to $0 in 2005.

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

Other expenses increased to $2.9 million in 2006 from $2.5 million in 2005. This represented an increase of $400,000, or 16%, and reflected the larger size of the Bank across most areas of our business. In addition, we incurred costs of $235,000 related to a major advertising campaign in connection with our name change in 2006 that was not incurred in 2005. During this period, the Company allocated more resources to meet regulatory compliance requirements particularly for the Bank Secrecy and Patriot Acts, and the Sarbanes-Oxley Act.

Provision for Income Taxes. We recorded a net tax benefit of $1.2 million in 2006. The net tax benefit was the result of a reduction in the valuation allowance against deferred tax assets of $2.2 million based upon management’s assessment and expectation of generating sufficient future taxable income to realize the deferred tax assets in the future. This was partially offset by $952,000 of income tax expense for 2006. No provision for income taxes was recorded in 2005 as a result of decreasing the valuation allowance for the realizable portion of deferred tax assets. The valuation allowance decreased $1.0 million in 2005 eliminating the need to provide for income tax expense.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Bank’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. The Bank’s income is derived primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest earned on assets and owed on liabilities generally are established contractually for a period of time. Because market interest rates change over time, the Bank is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and stockholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness. The Bank’s interest rate risk is monitored using its GAP analysis on a monthly basis.

We do not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the board of directors, management does not intend to engage in such activities in the immediate future.

Asset/Liability Management. A principal objective of the Bank’s asset/liability management strategy is to minimize its exposure to changes in interest rates by combination of matching and mis-matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of the asset and liability committee of the Bank, which establishes policies and monitors results to control interest rate sensitivity.

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

If the repricing of the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over-Prime, rate-adjusted-day-of-change earning assets, GAP management is critical, as it is difficult to reprice rate-sensitive liabilities (deposit accounts) at such a rapid frequency.

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

Therefore, management’s and the asset and liability committee’s strategy varies according to current and perceived future interest rate levels to protect the Bank’s net interest margin from market fluctuations. They review, on at least a monthly basis, the maturity and repricing of assets and liabilities for the various time periods considered.

The following table represents the Bank’s cumulative GAP position as of December 31, 2007. The Bank was liability sensitive at December 31, 2007. The Bank’s liability profile was intentionally shortened throughout 2007 in expectation of a falling interest rate environment.

	Within Three Months	Zero to Twelve Months	Zero to Three Years	Zero to Five Years	Over Five Years	Total
	(Dollars in thousands)

ASSETS:
Immediately repricing investments	$8,110	$8,110	$8,110	$8,110	$8,110	$8,110
Fixed investments	5,224	15,663	29,206	33,125	63,925	63,925
Loans	191,234	257,977	313,101	392,544	446,465	446,466
Total repricing assets	204,568	281,740	350,417	433,779	518,501	518,501
Nonearning assets						58,768
Total assets	$204,568	281,740	350,417	433,779	518,501	$577,269
LIABILITIES:
NOW accounts	$76,030	$76,030	$76,030	$76,030	$76,030	$76,030
Money market accounts	59,711	59,711	59,711	59,711	59,711	59,711
Savings accounts	24,670	24,670	24,670	24,670	24,670	24,670
Total core deposits	160,411	160,411	160,411	160,411	160,411	160,411
Certificates of deposit	58,183	166,170	169,962	170,196	170,197	170,197
Other borrowed funds	90,984	92,984	92,984	92,984	92,984	92,984
Total repricing liabilities	309,578	419,565	423,357	423,591	423,592	423,592
Demand deposits						50,142
Other liabilities						3,444
Stockholders’ equity						100,091
Total liabilities and equity	$309,578	$419,565	$423,357	$423,591	$423,592	$577,269
Asset/liability GAP, cumulative	$(105,010)	$(137,825)	$(72,940)	$10,188	$94,909
Rate sensitive assets /rate sensitive liabilities, cumulative	0.66	0.67	0.83	1.02	1.22
Target	.80-2.00	.80-1.50	.80-1.50	.80-1.50	.80-1.50

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

Impact of Inflation and Changing Prices

The financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and management believes that changes in market interest rates have a greater impact on its performance than do the effects of inflation in the current environment.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUN AMERICAN BANCORP

Boca Raton, Florida

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sun American Bancorp

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Sun American Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Sun American Bancorp's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sun American Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun American Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun American Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CROWE CHIZEK AND COMPANY LLC

Fort Lauderdale, Florida

March 17, 2008

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash and due from financial institutions	$8,109,917	$7,878,379
Federal funds sold	—	48,537,000
Total cash and cash equivalents	8,109,917	56,415,379
Securities available for sale	5,778,655	5,173,796
Securities held to maturity (fair value 2007 - $50,940,402, 2006 - $ 51,980,571)	50,306,758	52,244,379
Loans, net of allowance for loan losses of $6,503,508 and $3,052,638	439,961,953	350,742,657
Federal Reserve Bank stock	3,180,900	1,749,300
Federal Home Loan Bank stock	4,658,500	1,289,600
Accrued interest receivable	2,698,469	2,409,283
Premises and equipment, net	11,211,441	9,880,563
Goodwill	42,362,255	17,440,156
Intangibles	2,719,538	1,758,082
Other assets	6,884,053	4,780,002
	$577,872,439	$503,883,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$50,098,536	$53,334,086
Interest bearing	330,608,180	349,644,106
Total deposits	380,706,716	402,978,192
Securities sold under agreements to repurchase	14,983,655	1,547,273
Federal Home Loan Bank advances	78,000,000	11,000,000
Notes payable	2,703,155	—
Accrued expenses and other liabilities	3,660,365	3,816,042
Total liabilities	480,053,891	419,341,507

Commitments and contingencies (Note 15)

Minority interest	27,359	27,753
Shareholders’ equity
Common stock, $.025 par value; 20,000,000 shares authorized; 2007 – 10,632,434 shares outstanding; 2006 – 9,270,657 shares outstanding	273,374	231,766
Additional paid-in capital	105,728,957	87,407,548
Accumulated deficit	(6,025,754)	(2,915,439)
Treasury stock, 302,510 shares at cost	(1,990,641)	—
Accumulated other comprehensive loss	(194,747)	(209,938)
Total shareholders’ equity	97,791,189	84,513,937

	$577,872,439	$503,883,197

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Interest and dividend income
Loans, including fees	$34,069,909	$22,821,484	$14,844,430
Securities	3,588,166	1,362,235	947,144
Federal funds sold and other	718,338	915,893	251,437
	38,376,413	25,099,612	16,043,011
Interest expense
Deposits	16,544,432	9,148,681	3,931,409
Advances from FHLB	1,663,936	697,256	770,369
Other	237,142	51,274	37,818
	18,445,510	9,897,211	4,739,596
Net interest income	19,930,903	15,202,401	11,303,415

Provision for loan losses	4,519,966	338,321	475,350
Net interest income after provision for loan losses	15,410,937	14,864,080	10,828,065
Noninterest income
Service charges on deposit accounts	1,991,058	859,411	1,066,704
Net gains (losses) on sales of securities	(11,924)	—	7,930
	1,979,134	859,411	1,074,634
Noninterest expense
Salaries and employee benefits	10,134,466	7,154,241	4,247,490
Occupancy and equipment	5,831,182	3,001,340	1,724,182
Data processing	1,187,340	721,607	497,618
Professional services	1,424,568	699,968	823,080
Insurance	603,868	253,433	215,961
Advertising	132,328	293,430	186,381
Amortization of intangibles	794,443	148,620	167,033
Other	1,971,524	1,506,324	1,120,492
	22,079,719	13,778,963	8,982,237
Income (loss) before income taxes and minority interest	(4,689,648)	1,944,528	2,920,462
Minority interest in net income of subsidiary	(15,293)	(1,524)	(1,662)
Income (loss) before provision for income taxes	(4,704,941)	1,943,004	2,918,800
Income tax benefit	(1,594,626)	(1,236,000)	—
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Basic earnings (loss) per share	$(0.29)	$0.42	$0.60
Diluted earnings (loss) per share	$(0.29)	$0.35	$0.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005

Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities	15,191	(19,137)	(109,442)
Comprehensive income (loss)	$(3,095,124)	$3,159,867	$2,809,358

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2005	$315,000	$84,070	$29,228,588	$—	$(8,800,189)	$(81,359)	$20,746,110
Issuance of 3,925,900 shares of common stock	—	98,147	35,381,481	—	—	—	35,479,628
Redemption of 315 shares of preferred stock	(315,000)	—	—	—	—	—	(315,000)
Dividends paid on preferred shares	—	—	—	—	(14,361)	—	(14,361)
12,478 stock options exercised	—	312	48,461	—	—	—	48,773
99,200 warrants exercised	—	2,480	868,020	—	—	—	870,500
Net income, other comprehensive loss and comprehensive income	—	—	—	—	2,918,800	(109,442)	2,809,358
Balance at December 31, 2005	—	185,009	65,526,550	—	(5,895,750)	(190,801)	59,625,008
Cumulative effect of adoption of SAB No. 108, net of tax	—	—	—	—	(198,693)	—	(198,693)
Issuance of 1,496,577 shares of common stock	—	37,414	18,136,091	—	—	—	18,173,505
2,256 stock options exercised	—	56	13,179	—	—	—	13,235
331,460 warrants exercised	—	8,287	3,123,100	—	—	—	3,131,387
40,000 restricted stock granted	—	1,000	(1,000)	—	—	—	—
Stock-based compensation expense	—	—	609,628	—	—	—	609,628
Net income, other comprehensive loss and comprehensive income	—	—	—	—	3,179,004	(19,137)	3,159,867
Balance at December 31, 2006	—	231,766	87,407,548	—	(2,915,439)	(209,938)	84,513,937
Issuance of 1,630,813 shares of common stock	—	40,770	21,844,556	—	—	—	21,885,326
30,000 warrants exercised	—	300	113,450	—	—	—	113,750
1,760 stock options exercised	—	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	—	500	(500)	—	—	—	—
Payment for fractional shares upon reverse stock split	—	(6)	(3,798)	—	—	—	(3,804)
Value of common stock to be recovered from Beach Bank Liquidating Trust	—	—	(2,993,760)	—	—	—	(2,993,760)
Purchase of 302,510 shares of treasury stock	—	—	—	(1,990,641)	—	—	(1,990,641)
Buyback of warrants	—	—	(1,635,986)	—	—	—	(1,635,986)
Recognition of stock-based compensation expense	—	—	984,535	—	—	—	984,535
Net loss, other comprehensive income and comprehensive loss	—	—	—	—	(3,110,315)	15,191	(3,095,124)
	$—	$273,374	$105,728,957	$(1,990,641)	$(6,025,754)	$(194,747)	$97,791,189

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization on securities	(316,223)	11,638	49,055
Provision for loan and lease losses	4,519,966	338,321	475,350
Depreciation	1,565,847	494,649	479,546
Deferred income taxes	(876,190)	(1,848,000)	—
Stock-based compensation	984,535	609,628	—
(Gain) loss on sale of securities	11,924	—	(7,930)
Minority interest in net income of subsidiary	15,293	1,524	1,662
Increase in other assets, net	(912,329)	(1,273,026)	(731,858)
Increase (decrease) in other liabilities, net	(968,442)	758,368	1,233,364
Net cash provided by operating activities	914,066	2,272,106	4,417,989
Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	352,170	3,618	5,003
Proceeds from sales of available for sale securities	10,741,340	—	243,276
Proceeds from sales of held to maturity securities	784,000	—	—
Purchases of held to maturity securities	(10,004,688)	(14,983,438)	(7,929,470)
Maturities and pay-downs of held to maturity securities	11,435,255	7,576,007	2,509,762
Cash and cash equivalents acquired from Beach Bank	—	17,948,917	—
Cash and cash equivalents acquired from Independent Community Bank	35,156,280	—	—
Cash paid for Independent Community Bank	(18,980,752)	—	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(4,284,800)	(213,000)	(1,427,250)
Decrease (increase) in net loans	8,988,870	(72,721,182)	(57,377,413)
Purchases of premises and equipment, net	(2,662,152)	(7,472,629)	(441,576)
Net cash (used) provided by investing activities	31,525,523	(69,861,707)	(64,417,668)
Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	10,106,371	(275,861)	(2,736,409)
Net change in Federal Home Loan Bank advances	61,000,000	(10,000,000)	13,000,000
Increase in other borrowed money	2,703,155	—	—
Net increase (decrease) in deposits	(150,920,200)	103,616,757	35,034,071
Gross proceeds from issuance of common stock	—	149,000	39,259,000
Common stock issuance costs	(130,652)	(210,617)	(3,779,372)
Proceeds from exercise of warrants	113,750	3,131,387	870,500
Proceeds from exercise of stock options	12,956	13,235	48,773
Payment for fractional shares upon reverse stock split	(3,804)	—	—
Buyback of warrants	(1,635,986)	—	—
Purchases of treasury shares	(1,990,641)	—	—
Repayment of preferred shares	—	—	(315,000)
Preferred share dividends	—	—	(14,361)
Net cash (used) provided by financing activities	(80,745,051)	96,423,901	81,367,202
Net change in cash and cash equivalents	(48,305,462)	28,834,300	21,367,523
Cash and cash equivalents at beginning of year	56,415,379	27,581,079	6,213,556
Cash and cash equivalents at end of year	$8,109,917	$56,415,379	$27,581,079
Supplemental cash flow information:
Interest paid	$18,651,330	$9,326,958	$4,517,636
Income taxes paid	245,000	804,000	—
Fair value of noncash assets acquired	144,735,000	106,538,000	—
Fair value of liabilities assumed	138,776,000	106,853,000	—
Fair value of common stock issued	22,016,000	18,521,000	—

See accompanying notes

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Sun American Bancorp (the “Company”) include the accounts of Sun American Bancorp (the “Parent Company”), its principal subsidiary, Sun American Bank (the “Bank”), and Sun American Financial LLC, a wholly owned subsidiary of the Bank which provides mortgage brokerage services.

The Company, through its subsidiary bank, operates 15 locations in four counties throughout Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and investment securities. Sun American Wealth Management, a division of the Bank, offered a wide range of non-Federal Deposit Insurance Corporation (“FDIC”) insured financial products and services to consumers through arrangements with Uvest Financial Services Group, Inc., a registered securities broker-dealer. The Sun American Wealth Management division was discontinued in January 2008 due to unfavorable market conditions. Sun American Financial, LLC, a wholly owned subsidiary at December 31, 2007, provided residential mortgage services to Bank customers. Similarly, this business was discontinued in January 2008 due to unfavorable market conditions.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions, and repurchase agreements.

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

Interest income includes amortization of purchase premium or discount on a level yield method. Gains and losses on sales are based on the amortized cost of the security sold. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary. Declines in the fair values of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that the fair values have been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Corporation’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan loss.

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

Acquired Loans: The Company generally acquires loans through business combinations rather than individually or in groups or portfolios. An acquired loan which has experienced deterioration of credit quality between origination and the acquisition, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value, which represents the present value of the expected cash flows. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

On a quarterly basis, the Company updates its estimate of cash flows expected to be collected. If the estimated cash flows have decreased, the Company creates a valuation allowance equal to the present value of the decrease in the cash flows and recognizes a loss. If the estimated cash flows have increased, the Company would first reverse any existing non accretable difference for that loan, and would then account for the remainder of the increase as an adjustment to the yield accreted on a prospective basis over the loan’s remaining life.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less costs to sell the property, when acquired, establishing a new cost basis. Subsequent declines in fair value, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Leasehold improvements are depreciated using the straight-line method with useful lives determined by the term of the lease.

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

Other intangible assets consist of core deposit intangible assets arising from bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight line or an accelerated method over their estimated useful lives raging between 7 to 12 years.

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

Securities Sold Under Agreements to Repurchase: Substantially all repurchase agreement liabilities represent amounts advanced by various customers and or correspondent banks. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized during fiscal year 2006 includes compensation cost for new awards granted after the adoption date and for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimates and related service period estimates in accordance with the original provisions of FASB Statement No. 123.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the fiscal years ended December 31, 2007 and 2006, the Company recognized compensation expense related to stock options and restricted stock awards of $985,000 and $610,000, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in 2005.

2005

Net income as reported	$2,918,800
Deduct:
Dividends paid on preferred shares	(14,361)
Stock-based compensation expense determined under fair value based method	(2,197,892)

Pro forma net income	$706,547

Basic earnings per share as reported	$0.60
Diluted earnings per share as reported	$0.52
Pro forma basic earnings per share	$0.15
Pro forma diluted earnings per share	$0.13

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

	2007	2006	2005

Risk-free interest rate	4.78%	4.93%	4.28%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	20%	21%	25%
Dividend yield	0%	0%	0%
Weighted Average fair value of options granted during the year	$4.28	$4.95	$3.83

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss), less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits, reverse stock splits, and dividends through the date of issue of the financial statements.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank required to meet regulatory reserve and clearing requirements was $1,116,000 and $1,782,000 at December 31, 2007 and December 31, 2006, respectively. These balances do not earn interest.

Common Stock Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to its parent holding company or by the holding company to shareholders. No common stock dividends may be paid at this time, as the Bank and its parent holding company have a deficit in retained earnings.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

New Accounting Pronouncements: In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company adopted FIN No. 48 on January 1, 2007 with no effect on the consolidated financial statements or results of operations of the company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No.157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
Mortgage-backed and other	$8,256	$274	$(6)
Corporate	546,454	—	(36,611)
U.S. Government Mortgage Fund	5,223,945	—	(276,055)
	$5,778,655	$274	$(312,672)
2006
Mortgage-backed	$10,890	$264	$(7)
U.S. Government Mortgage Fund	5,162,906	—	(337,094)
	$5,173,796	$264	$(337,101)

The carrying amount, unrealized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007
U.S. Government federal agency	$47,723,728	$681,188	$(25,986)	$48,378,930
Mortgage-backed	2,583,030	25,086	(46,644)	2,561,472
	$50,306,758	$706,274	$(72,630)	$50,940,402
2006
U.S. Government federal agency	$48,359,284	$63,497	$(256,576)	$48,166,205
Corporate	782,069	—	—	782,069
Mortgage-backed	3,103,026	—	(70,729)	3,032,297
	$52,244,379	$63,497	$(327,305)	$51,980,571

Sales of securities were as follows:

	2007	2006	2005

Proceeds from sales of available for sale securities	$10,741,340	$—	$243,276
Gross gains	9,848	—	7,930
Gross losses	(17,770)	—	—
Proceeds from held to maturity securities (1)	784,000	—	—
Gross gains	—	—	—
Gross losses	(4,002)	—	—

———————

(1)

Sale of below investment grade security. The Company’s Asset Liability Management Policy does not permit the holding of below investment grade securities. Management considers this a rare event and within the permissible circumstances promulgated by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Further sales from the held-to-maturity portfolio are not expected.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year-end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$10,428,590	$10,463,602	$—
Due from one to five years	16,701,492	16,964,279	—
Due from five to ten years	10,590,612	10,771,784	—
Due after ten years	10,003,034	10,179,265	—
US Government Mortgage Fund	—	—	5,223,945
Corporate	—	—	546,454
Mortgage-backed	2,583,030	2,561,472	8,256
	$50,306,758	$50,940,402	$5,778,655

As of December 31, 2007 and 2006, held to maturity securities with a carrying amount of $34,135,536 and $8,148,353, respectively, were pledged to secure repurchase agreements and public deposits.

Securities with unrealized losses at year-end 2007, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$—	$—	$3,473,989	$25,986	$3,473,989	$25,986
U.S. Govt Mortgage Fund	—	—	5,223,945	276,055	5,223,945	276,055
Corporate	546,454	36,611	—	—	546,454	36,611
Mortgage-backed	—	—	1,209,399	46,650	1,209,399	46,650
	$546,454	$36,611	$9,907,333	$348,691	$10,453,787	$385,302

Securities with unrealized losses at year-end 2006, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$14,874,257	$98,059	$8,910,355	$158,517	$23,784,612	$256,576
U.S. Govt Mortgage Fund	—	—	5,162,906	337,094	5,162,906	337,094
Mortgage-backed	—	—	1,445,477	70,736	1,445,477	70,736
	$14,874,257	$98,059	$15,518,738	$566,347	$30,392,995	$664,406

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities) and management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change. At year-end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S Government and its agencies, in an amount greater than 10% of shareholders’ equity.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – LOANS

Loans at year-end were as follows:

	2007	2006
Commercial loans	$34,009,927	$34,323,212
Residential real estate loans	69,842,527	93,747,395
Commercial real estate loans	307,187,689	210,505,290
Consumer and home equity	34,954,414	14,059,620
Other	688,616	1,856,866
	446,683,173	354,492,383
Less: allowance for loan losses	(6,503,508)	(3,052,638)
Net deferred loan fees	(217,712)	(697,088)
Loans, net	$439,961,953	$350,742,657

Activity in the allowance for loan losses was as follows.

	2007	2006	2005
Beginning balance	$3,052,638	$2,119,396	$1,678,191
Provision for loan losses	4,519,966	338,321	475,350
Loans charged-off	(2,071,909)	(1,060)	(78,219)
Recoveries	96,213	34,221	113,222
Reclassification of reserve for unfunded commitments to other liabilities	—	—	(69,148)
Acquisition related adjustment	906,600	561,760	—
Ending balance	$6,503,508	$3,052,638	$2,119,396

Impaired loans at year-end were as follows:

	2007	2006
Year-end loans with no allocated allowance for loan losses	$6,698,010	$11,963,044
Year-end loans with allocated allowance for loan losses	5,260,367	—
	$11,958,377	$11,963,044

Amount of the allowance for loan losses allocated	$1,491,893	$—

	2007	2006	2005
Average of impaired loans during the year	$11,499,809	$7,950,503	$2,194,395
Interest income recognized during impairment	597,190	447,824	161,723
Cash-basis interest income recognized	638,100	439,215	161,723

Nonperforming assets at year-end were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$—	$500,000
Nonaccrual loans (1)	6,687,676	452,949
Other real estate owned	587,063	—
Total nonperforming assets	$7,274,739	$952,949

———————

(1)

On January 11, 2008 the Bank sold a $1.7 million condominium construction loan subsequently reducing non-performing assets from $7.3 million to $5.6 million.

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2007	2006

Land	$3,612,350	$3,457,523
Buildings and improvements	—	420,097
Leasehold improvements	7,196,204	5,260,022
Furniture, fixtures and equipment	5,020,815	4,253,061
	15,829,369	13,390,703
Less: Accumulated depreciation	4,617,928	3,510,140

	$11,211,441	$9,880,563

Depreciation expense was $1,565,847, $494,649, and $479,546 in 2007, 2006, and 2005, respectively.

Rent expense was $3,727,274, $2,198,138, and $1,036,304, in 2007, 2006, and 2005, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2008	$3,320,472
2009	3,374,055
2010	2,783,224
2011	2,065,603
2012	2,022,237
Thereafter	7,489,739
$21,055,330

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Acquired Identifiable Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$3,941,610	$(1,295,405)	$2,149,044	$(500,962)
Favorable lease adjustments	110,000	(36,667)	110,000	—
	$4,051,610	(1,332,072)	2,259,044	(500,962)

The core deposit intangibles have originated from four acquisitions, Pan American Bank, Gulf Bank, Beach Bank, and Independent Community Bank in 2001, 2004, 2006, and 2007, respectively. In each case, the fair value of the core deposit intangibles was determined by an independent valuation and is being amortized over their estimated useful lives ranging between 7 to 12 years. Aggregate amortization of core deposit intangibles was $794,443, $148,620, and $167,033 for 2007, 2006, and 2005, respectively. The increase to core deposit intangible during 2007 was attributed to the Independent Community Bank transaction. The amortization of favorable lease adjustments is recorded as a component of occupancy and equipment in the related consolidated statements of operations.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Estimated amortization expense for each of the next five years is as follows:

2008	$800,033
2009	656,238
2010	512,453
2011	368,667
2012	224,874
$2,562,265

Goodwill was $42,362,255 and $17,440,156 at December 31, 2007 and December 31, 2006, respectively. The increase of $24,922,099 was mostly attributable to the Independent Community Bank transaction. There was no change to goodwill in 2005. There was no impairment of goodwill at December 31, 2007 or 2006.

NOTE 6 – DEPOSITS

NOW, savings, and money market account deposits totaled $160,410,982 and $146,621,212 at December 31, 2007 and 2006.

Time deposits of $100,000 or more were $90,638,589 and $123,329,624 at year-end 2007 and 2006. Brokered deposits totaled $24,129,000 and $8,342,000 at December 31, 2007 and December 31, 2006, respectively.

Scheduled maturities of all time deposits for the next five years were as follows.

2008	$166,179,332
2009	1,497,242
2010	2,294,996
2011	73,716
2012	151,912
$170,197,198

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $27,413,007 at year-end 2007.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006

Average daily balance during the year	$2,782,867	$919,129
Average interest rate during the year	4.55%	3.95%
Maximum month-end balance during the year	$14,983,655	$2,278,146
Weighted average interest rate at year-end	4.86%	4.14%

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. These advances carry a fixed rate of interest and were $78,000,000 and $11,000,000 at December 31, 2007 and 2006, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

The details of FHLB borrowings at December 31, 2007 and 2006 were as follows:

2007	2006	Maturity Date	Interest Rate

$12,000,000	$ —	January, 2008	4.54%
12,000,000	—	January, 2008	4.52
7,000,000	—	January, 2008	4.49
5,000,000	—	January, 2008	4.52
17,000,000	—	January, 2008	4.60
5,000,000	—	January, 2008	4.67
12,000,000	—	January, 2008	4.64
5,000,000	—	March, 2008	4.58
—	5,000,000	January, 2007	3.69
—	3,000,000	December, 2007	3.59
1,000,000	1,000,000	March, 2008	5.51
2,000,000	2,000,000	December, 2008	3.87
$78,000,000	$11,000,000

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2007 and 2006.

	2007	2006
Note Payable to correspondent bank, borrowed under a $2,000,000 line of credit due February 2010, plus interest payable quarterly at Prime Rate minus 1.00%,
secured by 99.97% of the outstanding Sun American Bank stock	$1,750,000	$—

Note Payable to correspondent bank, borrowed under a $3,000,000 line of credit due June 2008, plus interest payable quarterly at Prime Rate minus 1.00%, and
cross collaterized and cross defaulted to note above	953,155	—
Total notes payable	$2,703,155	$—

Interest rate	6.25%	—%

On January 7, 2008, the Company replaced the notes above with a new $8,000,000 line of credit from another correspondent bank. The new line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.97% of the outstanding Sun American Bank stock.

The Bank maintains an unsecured line of credit of $10.0 million with Independent Bankers Bank to meet interim liquidity needs. There were no borrowings outstanding under this unsecured line of credit as of December 31, 2007 and December 31, 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006	2005
Current tax (benefit) expense:
Federal	$(613,429)	$525,389	$—
State	(105,007)	86,248	—
	(718,436)	611,637	—
Deferred tax (benefit) expense:
Federal	(748,120)	290,644	140,569
State	(128,070)	49,752	821,180
	(876,190)	340,396	961,749
Change in valuation allowance (1)	—	(2,188,033)	(961,749)
Income tax (benefit) expense	$(1,594,626)	$(1,236,000)	$—

———————

(1)

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognized the remaining portion of its deferred tax assets in 2006 given management’s assessment and expectation of generating sufficient future taxable income. For 2007, the Company determined no valuation allowance was required despite the operating loss for the year. Such conclusions were based on a “more likely than not” threshold after considering positive and negative evidence to determine if a valuation allowance is needed. The positive evidence that management relied upon was: a) operating losses had been steadily reducing between 2002 and 2004, the modest loss reported in 2004 was due to the write off of assets of a discontinued line of business (known as Business Manager), otherwise the Company would have realized an operating profit in 2004, b) the Company reported operating profits in 2005 and 2006 and had in fact been able to utilize $4.9 million of past operating losses to offset taxable income over this period, c) the core size of the bank has grown to a level that is expected to produce profitable results in 2008 and beyond, e) the acquisitions of Beach Bank and Independent Community Bank are forecast to be accretive to earnings from inception, and f) there are no significant net operating loss carryforwards expiring until 2010. Accordingly, no valuation allowance was recorded at December 31, 2007. The loss in 2007 is attributable to the unexpected increase to the provision for loan loss during the fourth quarter of 2007 to cover for losses in the loan portfolio and increases in impaired loans due to the declining value of the underlying collateral securing real estate loans. In 2005 the Company recorded no income taxes. The Company recorded a valuation allowance in an amount equal to its net deferred tax assets.

The details of the net deferred tax asset are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards (expires 2027)	$1,540,353	$1,023,452
Allowance for loan losses	2,068,495	870,001
Nonaccrual loans	34,373	9,705
Unrealized loss on securities available for sale	117,600	126,800
Fair value adjustments from business combinations	—	241,099
Depreciation	50,345	86,103
Deferred loan fees and costs	—	262,314
Stock options	303,378	114,627
Other	164,560	116,569
Deferred tax liabilities:
Intangibles	(486,345)	(376,896)
Fair value adjustments from business combinations	(56,748)	—
Deferred loan fees and costs	(81,922)	—
Accrual to cash basis reporting for tax purposes	(23,424)	(46,847)
Net deferred tax asset	3,630,665	2,426,927
Valuation allowance for deferred tax assets	—	—
Net deferred tax asset after valuation allowance	$3,630,665	$2,426,927

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – INCOME TAXES (Continued)

The Corporation has available federal net operating loss carryforwards approximating the following at December 31, 2007:

Expiring December 31,
2007	$53,630
2008	53,630
2009	—
2010	264,426
2011	288,430
2012	844,454
2018	307,695
2019	590,608
2020	316,904
2027	1,082,062
$3,801,839

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carryforwards expiring in periods prior to 2020 are shown at the limited amount that may be used in any year.

The reconciliation between the federal tax rate and the effective tax rate is as follows:

	2007	2006	2005

Federal statutory rate	(34%)	34%	34%
State taxes	(4%)	4%	4%
Incentive stock options	4%	5%	—
Change in valuation allowance	—	(113%)	(38%)
Other	—	6%	—
Effective tax rate	(34%)	(64%)	0%

NOTE 11 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at year-end 2007 and 2006 were as follows.

	2007	2006

Beginning balance	$6,874,512	$5,861,348
New and renewed loans	100,000	1,087,363
Payments and maturities	(1,688,772)	(74,199)
Ending balance	$5,285,740	$6,874,512

Deposits from principal officers, directors, and their affiliates at year-end 2007 and 2006 were $1,789,435 and $2,344,480.

NOTE 12 – STOCK BASED COMPENSATION

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK BASED COMPENSATION (Continued)

At December 31, 2007, the Amended and Restated Directors’ Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 58,504 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 1.6 million shares with 1.2 million shares allocated to incentive stock options. At December 31, 2007, 736,120 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

A summary of the options for the purchase of common stock of the Company as of December 31, 2007, and changes during the year then ended is presented below.

	2007
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,243,589	$9.88
Granted	328,280	12.73
Exercised	(1,760)	7.36
Forfeited or expired	(87,240)	10.33
Outstanding at end of year	1,482,869	$10.48
Options exercisable at year-end	719,885	$8.62

Weighted average fair value of options granted during year	$4.28

The aggregate intrinsic value for both stock options outstanding and options exercisable at December 31, 2007 was zero. The weighted average remaining contractual term of stock options outstanding and options exercisable at December 31, 2007, was 7.6 years and 6.6 years, respectively.

Proceeds from the exercise of 1,760 and 2,256 stock options amounted to $12,956 and $13,235 in 2007 and 2006, respectively. The total intrinsic value of stock options on the date of exercise was $9,420 in 2007 and $14,096 in 2006.

Stock option compensation expense was $985,000 in 2007 and $610,000 in 2006. The deferred tax benefit on the portion of expense related to nonqualified stock options was $215,000 and $115,000, in 2007 and 2006, respectively.

At December 31, 2007, there was $2.8 million of total unrecognized stock compensation cost granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Awards

The following table presents information on restricted stock outstanding for the period shown:

	2007
	Shares	Average Market Price at Grant

Outstanding at beginning of year	40,000	$13.13
Awarded	20,000	13.08
Vested	(8,000)	13.11
Forfeited	—	—
Outstanding at end of period	52,000	$13.10

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK BASED COMPENSATION (Continued)

At December 31, 2007, there was $559,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 3.8 years.

NOTE 13 – STOCK WARRANTS

As of December 31, 2007, the Company had outstanding warrants to purchase up to 4,363,225 shares of common stock, including Class A, D, E, F, G and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of December 31, 2007 and December 31, 2006, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	December 31, 2007	December 31, 2006
Class A Warrants	0.4	920,125	937,625
Class B Warrants	—	—	23,200
Class C Warrants	—	—	180,000
Class D Warrants	0.4	4,649,074	4,822,100
Class E Warrants	0.4	722,000	1,323,500
Class F Warrants	0.2	6,334,714	8,168,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,399,506	1,614,282
Warrants Outstanding		14,075,419	17,119,421

Class A Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $4.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire on December 31, 2008.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – STOCK WARRANTS (Continued)

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

Other Warrants

An aggregate of 1,399,506 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2008 and 2010.

Tender Offer

On September 25, 2007, the Company commenced tender offers to purchase any and all of the following securities:

•

4,822,100

Series D warrants at $0.25 per warrant

•

196,808

Series D underwriter warrants at $0.11 per warrant

•

1,323,500

Series E warrants at $0.35 per warrant

•

187,086

Series E underwriter warrants at $0.35 per warrant

•

8,168,714

Series F warrants at $0.32 per warrant

•

740,587

Series F underwriter warrants at $0.55 per warrant

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – STOCK WARRANTS (Continued)

The tender offers were originally scheduled to expire at 5:00 p.m. Eastern Time on October 24, 2007. However, the offers were extended to 5:00 p.m. Eastern Time on November 5, 2007. At the expiration of the offer, the following amounts of securities were tendered:

•

173,026

Series D warrants at $0.25 per warrant

•

601,500

Series E warrants at $0.35 per warrant

•

40,416

Series E underwriter warrants at $0.35 per warrant

•

1,834,000

Series F warrants at $0.32 per warrant

•

174,360

Series F underwriter warrants at $0.55 per warrant

The total amount paid to repurchase the warrants was $951,000.  Capitalized costs to execute the tender offer amounted to $167,000. Total spent including the repurchase of C warrants was $1.6 million.

NOTE 14 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007
Total Capital to risk weighted assets	$58,193	12.27%	$37,950	8.0%	$47,437	10.0%
Tier 1 Capital to risk weighted assets	52,254	11.02	18,961	4.0	28,442	6.0
Tier 1 Capital to average assets	52,254	9.75	21,428	4.0	26,786	5.0
2006
Total Capital to risk weighted assets	$61,543	16.33%	$30,156	8.0%	$37,694	10.0%
Tier 1 Capital to risk weighted assets	58,337	15.48	15,078	4.0	22,617	6.0
Tier 1 Capital to average assets	58,337	16.21	14,393	4.0	17,992	5.0

The Company’s capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets	$55,928	11.77%	$37,999	8.0%
Tier 1 Capital to risk weighted assets	49,982	10.52	18,999	4.0
Tier 1 Capital to average assets	49,982	9.33	21,439	4.0

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets	$65,824	17.46%	$30,360	8.0%
Tier 1 Capital to risk weighted assets	62,618	16.61	15,080	4.0
Tier 1 Capital to average assets	62,618	17.41	14,386	4.0

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2007	2006
Commitments to make loans - fixed	$4,494,094	$1,316,781
- variable	36,734,754	60,761,760
Home equity line of credit	22,008,527	8,415,295
Standby letters of credit	1,534,754	3,927,363
	$64,772,129	$74,421,199

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates generally ranging from 5.00% to 14.00% and maturities ranging from one year to three years. Home equity lines of credit are generally fixed for the first five years and then convert to variable rate thereafter.

Employment Agreements: In January 2007, the Company entered into an employment agreement with its President and Chief Executive Officer of the Parent Company and Chairman, President and Chief Executive Officer of the Bank. Under terms of the agreement, the Company agreed to pay a minimum base salary of $350,000 per year, to grant options, to grant restricted shares, and to provide certain other benefits and compensation. The employment agreement also included a provision requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability. The Employment Agreement replaces the former Employment Agreement dated May 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$8,109,917	$8,109,917	$7,878,379	$7,878,379
Federal Funds Sold	—	—	48,537,000	48,537,000
Securities available for sale	5,778,655	5,778,655	5,173,796	5,173,976
Securities held to maturity	50,306,758	50,940,402	52,244,379	51,980,571
Loans, net	439,961,953	440,006,388	350,742,657	350,227,785
Federal Reserve Bank stock	3,180,900	3,180,900	1,749,300	1,749,300
Federal Home Loan Bank stock	4,658,500	4,658,500	1,289,600	1,289,600
Accrued interest receivable	2,698,469	2,698,469	2,409,283	2,409,283
Financial liabilities
Deposits	$380,706,716	$380,962,634	$402,978,192	$404,234,682
Repurchase agreements	14,983,655	14,983,655	1,547,273	1,547,273
Federal Home Loan Bank advances	78,000,000	77,985,064	11,000,000	10,899,894
Other Borrowed Money	2,703,115	2,703,115	—	—
Accrued interest payable	1,127,221	1,127,221	1,333,041	1,333,041

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Sun American Bancorp follows.

CONDENSED BALANCE SHEETS
	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$43,123	$5,365,942
Investment in Bank subsidiary	100,063,210	80,118,464
Other assets	604,173	124,424

Total assets	$100,710,506	$85,608,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$216,162	$1,094,893
Notes payable	2,703,155	—
Shareholders’ equity	97,791,189	84,513,937

Total liabilities and shareholders’ equity	$100,710,506	$85,608,830

CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2007	2006	2005

Equity in net income (loss) of Bank	$(1,893,853)	$4,362,874	$3,537,499
Less:
Interest expense	34,133	—	10,728
Salaries and benefits	186,447	184,811	147,622
Stock-based compensation	984,535	609,628	—
Other expense	497,020	389,431	460,349
Income tax benefit	(485,673)	—	—
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Adjustments:
Equity in undistributed loss (income) of Bank	1,893,853	(4,362,874)	(3,537,499)
Stock option expense	984,535	609,628	—
Change in other assets and other liabilities	(659,670)	(81,677)	9,726
Net cash from operating activities	(891,597)	(655,919)	(608,973)
Cash flows from investing activities
Investment in Bank	(3,500,000)	(700,000)	(32,000,000)
Net cash from investing activities	(3,500,000)	(700,000)	(32,000,000)
Cash flows from financing activities
Increase in note payable	2,703,155	—	2,000,000
Repayment of note payable	—	—	(2,000,000)
Redemption of preferred shares	—	—	(315,000)
Gross proceeds from issuance of common stock	—	149,000	39,259,000
Common stock issuance costs	(130,652)	(210,617)	(3,779,372)
Proceeds from exercise of warrants	113,750	3,131,387	870,500
Proceeds from exercise of stock options	12,956	13,235	48,773
Payment for fractional shares upon reverse stock split	(3,804)	—	—
Buyback of warrants	(1,635,986)	—	—
Purchases of treasury shares	(1,990,641)	—	—
Dividends paid	—	—	(14,361)
Net cash from financing activities	(931,222)	3,083,005	36,069,540
Net change in cash and cash equivalents	(5,322,819)	1,727,086	3,460,567
Beginning cash and cash equivalents	5,365,942	3,638,856	178,289
Ending cash and cash equivalents	$43,123	$5,365,942	$3,638,856

NOTE 18 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2007	2006	2005
Basic earnings (loss) per share
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Less: dividends paid on preferred shares	—	—	(14,361)
Net income (loss) attributable to common shareholders	(3,110,315)	3,179,004	$2,904,439
Weighted average common shares outstanding, basic	10,733,017	7,590,345	4,849,178
Basic earnings (loss) per common share	$(0.29)	$0.42	$0.60
Diluted earnings (loss) per share
Net income (loss)	$(3,110,315)	$3,179,004	$2,918,800
Less: dividends paid on preferred shares	—	—	(14,361)
Net income (loss) attributable to common shareholders	$(3,110,315)	3,179,004	$2,904,439
Weighted average common shares outstanding, diluted	10,733,017	9,031,388	5,441,738
Diluted earnings (loss) per common share	$(0.29)	$0.35	$0.54

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – EARNINGS (LOSS) PER SHARE (Continued)

Stock options and stock warrants to purchase 1.5 million and 4.4 million shares of common stock, respectively, were not considered in computing diluted loss per common share for 2007 because they were anti-dilutive. The dilution of 1,441,043 weighted average shares outstanding in 2006 (592,560 weighted average shares in 2005) was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company. Stock options and stock warrants for 532,640 and 238,723 shares of common stock were not considered in computing diluted earnings per common share for 2006, and stock warrants for 240,000 shares of common stock were not considered in computing diluted earnings per common share for 2005, because they were anti-dilutive.

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$32,317	$(30,746)	$(184,782)
reclassification adjustments for gains (losses) recognized in income	(7,922)	—	7,930
Net unrealized gains (losses)	24,395	(30,746)	(176,852)
Tax effect	(9,200)	11,600	67,400
Other comprehensive income (loss) before minority interest	15,195	(19,146)	(109,452)
Minority interest in other comprehensive (income) loss of subsidiary	(4)	9	10
Other comprehensive income (loss)	$15,191	$(19,137)	$(109,442)

NOTE 20 – ACQUISITIONS

Beach Bank

On May 17, 2006, the Company entered into an Asset Acquisition and Assumption Agreement, which was subsequently amended as of November 17, 2006, pursuant to which the Bank acquired substantially all of the assets, less $1.0 million in cash and certain other assets, and assumed substantially all of the liabilities of Beach Bank. The Company issued 1.5 million shares as the acquisition transaction consideration. The transaction was completed on December 29, 2006.

The acquisition agreement related to Sun American's acquisition transaction with Beach Bank provided that the total dollar value of the shares of Sun American's common stock to be issued and delivered by Sun American, as consideration for the purchase of the assets and the assumption of the obligations from Beach Bank, was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet prepared by Beach Bank. The exact number of shares of Sun American common stock issued in the acquisition transaction was required to be determined based upon the book value of Beach Bank as set forth in the final, audited closing balance sheet, subject to adjustment as described in the agreement. Such final, audited balance sheet of Beach Bank was submitted to Sun American on February 27, 2007 and was subject to review by Sun American. Sun American requested certain adjustments to the final balance sheet of Beach Bank. The adjustments to the final balance sheet requested by Sun American required the consent of the shareholder representative of the Beach Bank Liquidating Trust, Michael Kosnitzky, which was not provided.

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under United States Generally Accepted Accounting Principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of Sun American. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust is in process of seeking clarification and / or modification of the independent accountant’s decision. If the accounting arbitration ruling is upheld, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company will not be

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – ACQUISITIONS (Continued)

required to issue additional shares of common stock in the amount of approximately $700,000 that had previously been accrued for under the original accounting results provided by Beach Bank. The accounting arbitration ruling is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated.

Based upon the accounting arbitration decision, the revised ending Beach Bank tangible equity of $7.1 million times a multiple of 2.35, less adjustments of $1.0 million for excluded assets and $0.2 million for the payment of the directors’ and officers’ liability insurance premium, the net purchase price is now $15.5 million. Including certain direct acquisition costs of $0.6 million, the total purchase price increases to $16.1 million. Of the total intangible assets, $10.3 million was allocated to goodwill, $1.1 million was allocated to core deposit intangible, and $0.1 million to the fair value of branch leases. The goodwill acquired is not tax deductible. No customer relationship intangible was recognized as the Company does not consider it will obtain significant value from its new relationships with the former Beach Bank loan or deposit customers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition and as adjusted for the accounting arbitration decision (in thousands of dollars):

Cash and cash equivalents	$17,949
Securities held to maturity	23,688
Federal Home Loan Bank stock	240
Loans, net	67,966
Fixed assets	888
Goodwill	10,308
Core deposit intangible	1,120
Lease fair value	110
Other	728
Total assets acquired	122,997
Deposits	105,897
Repurchase agreements	802
Other liabilities	154
Total liabilities assumed	106,853
Net assets acquired	$16,144

The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of seven years.

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

	2006		2005
Net interest income	19,671		16,576
Net income	$3,411	(1)	$884	(2)
Basic net income per common share	$0.38		$0.15
Diluted net income per common share	$0.33		$0.13

———————

(1)

Net income as reported for Sun American Bancorp ($3,179), net loss for Beach Bank ($1,032), purchase accounting adjustments, net of tax ($110), and additional recognition of deferred tax assets ($1,154) given that Beach Bank’s net loss in 2005 would defer the realization of some NOL carryforwards to 2006.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – ACQUISITIONS (Continued)

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

The Company acquired certain loans from Beach Bank that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, December 29, 2006	December 31, 2007
	(Dollars in thousands)
Contractually required principal and interest	$2,815	$—
Nonaccretable difference (expected losses and forgone interest)	(59)	—
Cash flows expected to be collected	2,756	—
Accretable yield	(136)	—
Basis in acquired loans	$2,620	$—
Accretable yield, at acquisition		$136
Accretion		(136)
Accretable yield, December 31, 2007		$—

There’s no remaining balance at December 31, 2007 as all of the purchased loans disclosed above have been paid. There was no subsequent deterioration of the purchased loans during 2007.

Independent Community Bank

On March 30, 2007, Independent Community Bank (“ICB”), a Florida commercial banking association, merged with and into Sun American Bank with Sun American Bank being the surviving bank in the merger. The consideration consisted of 1,630,813 shares of the Company’s common stock valued at approximately $22.0 million plus $19.0 million in cash. The total consideration paid represents a multiple of approximately 2.9 times the tangible book value of Independent Community Bank and is consistent with the fair value of comparable merger transactions at the time of acquisition and results in the recognition of goodwill of about $26.8 million. Under the purchase method of accounting, the assets and liabilities of ICB were recorded at their respective fair values as of March 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Core deposit intangible amounts to approximately $1.8 million. The goodwill acquired is not tax deductible. No customer relationship intangible was recognized as the Company does not consider it will obtain significant value from its new relationships with the former Independent Community Bank loan or deposit customers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands of dollars):

Cash and cash equivalents	$35,156
Securities available for sale	11,646
Federal Home Loan Bank stock	516
Loans, net	103,315
Fixed assets	235
Goodwill	26,767
Core deposit intangible	1,792
Other	464
Total assets acquired	179,891
Deposits	128,649
Repurchase agreements	3,330
FHLB advances	6,000
Other liabilities	797
Total liabilities assumed	138,776
Net assets acquired	$41,115

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – ACQUISITIONS (Continued)

The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over an estimated useful life of six years.

The merger with ICB augments our presence in northern Palm Beach County and allows us to enhance our footprint of operations and access new markets.

The following pro forma financial information for 2007 and 2006 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2006. The selected pro forma combined financial information, while helpful in illustrating the financial characteristics of the acquisition under one set of assumptions, does not reflect the impact of possible revenue enhancements, expense efficiencies and other factors that may result as a consequence of the acquisition and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined business would have been had our companies been combined during the period presented.

	2007	2006

Net interest income	21,032	20,299
Net income	$(2,891)	$4,287

Basic net income per common share	$(0.24)	$0.46
Diluted net income per common share	$(0.24)	$0.40

The Company acquired certain loans from ICB that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, March 30, 2007	December 31, 2007
	(Dollars in thousands)
Contractually required principal and interest	$775	$336
Nonaccretable difference (estimated losses and forgone interest) (1)	(310)	(298)
Cash flows expected to be collected	465	38
Accretable yield	(37)	(2)
Basis in acquired loans	$428	$36
Accretable yield, at acquisition		$37
Accretion		(2)

Reclassifications to nonaccretable difference		(12)
Transfer to OREO		(21)
Accretable yield, December 31, 2007		$2

———————

(1)

Represents the estimated loss ($310,000) at acquisition date recorded as an offset to goodwill. Subsequent deterioration on three loans resulted in a $175,000 increase to the provision for loan loss. The nonaccretable difference was reduced by $187,000 upon the transfer of two of those loans to OREO.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (Loss)		Basic	Fully Diluted
2007
First quarter	$8,757,590	$4,901,753	$96,424		$0.00	$0.00
Second quarter	10,219,829	5,452,160	119,345		0.01	0.01
Third quarter	9,875,306	4,878,489	(467,090	)(1)	(0.04)	(0.04)
Fourth quarter	9,523,688	4,698,501	(2,858,994	)(2)	(0.27)	(0.27)

2006
First quarter	$5,444,960	$3,649,976	$272,243		$0.03	$0.03
Second quarter	5,994,640	3,764,391	581,773		0.07	0.07
Third quarter	6,555,992	4,105,772	490,751		0.07	0.05
Fourth quarter	7,104,020	3,682,263	1,834,237	(3)	0.25	0.20
2005
First quarter	$3,206,801	$2,303,281	$601,958		$0.17	$0.15
Second quarter	3,724,247	2,607,836	513,637		0.13	0.13
Third quarter	4,305,492	2,956,108	780,972		0.15	0.13
Fourth quarter	4,827,200	3,436,189	1,022,233		0.15	0.13

———————

(1)

Includes $354,000 million of provision for loan losses ($221,000 after tax) and higher operating expenses for rent, FDIC assessments, and loan workout costs.

(2)

Includes $4.4 million of provision for loan losses ($2.7 million after tax).

(3)

In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognized the remaining portion of our deferred tax assets given its assessment and expectation of generating sufficient future taxable income. The valuation reserve was reduced by $2.2 million but was offset by $1.0 million of tax expense for a net tax provision benefit of $1.2 million. This compares to zero for the fourth quarter of 2005 and full year 2005.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2007.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

Audit Report of the Independent Registered Public Accounting Firm. Crowe Chizek and Company, LLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required to be included in this Item 10 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

The Company’s Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the Company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code.

ITEM 11.

EXECUTIVE COMPENSATION

Information required to be included in this Item 11 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required to be included in this Item 12 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required to be included in this Item 13 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

At December 31, 2007, the Bank extended two lines of credit to business entities affiliated with Director Stephen Perrone, who also serves as a director for the Company, in the aggregate amount of $5.8 million. Accrued interest on these loans amounted to $3,553 at December 31, 2007. The loans are secured by real estate and are believed to be collectible. All loans to officers and directors are made in accordance with Regulation O and the Sarbanes-Oxley Act of 2002, under the same terms available to the general public without preferential treatment.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be included in this Item 14 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007)

4.1

Stock Certificate for Common Stock (2)

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

10.23

Employment Agreement dated March 6, 2008 by and between Michael E. Golden, the Company, and the Bank. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

10.24

Bank $10,000,000 unsecured credit facility dated March 5, 2007.

10.25

Company Promissory Note for a $2,000,000 revolving line of credit dated February 25, 2007.

10.26

Company Promissory Note for a $3,000,000 revolving line of credit dated October 15, 2007.

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

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March 17, 2008
Michael E. Golden

Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	March 17, 2008
Robert L. Nichols

Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March 17, 2008
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March 17, 2008
Michael E. Golden

/s/ NELSON FAMADAS	Director and Vice Chairman	March 17, 2008
Nelson Famadas	of the Board

/s/ LEONARD F. MARINELLO	Director	March 17, 2008
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	March 17, 2008
Stephen L. Perrone

/s/ ALBERTO VALLE	Director	March 17, 2008
Alberto Valle

/s/ MICHAEL F. ROSINUS	Director	March 17, 2008
Michael F. Rosinus