Form 10-Q
period 2008-03-31
Sun American Bancorp
filed 2008-05-09
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2008:

10,349,336 shares of Common Stock

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$9,872,762	$8,109,917
Federal funds sold	7,976,000	—
Total cash and cash equivalents	17,848,762	8,109,917
Securities available for sale	5,653,119	5,778,655
Securities held to maturity (fair value 2008 - $69,973,635, 2007 - $ 50,940,402)	68,394,810	50,306,758
Loans, net of allowance for loan losses of $5,150,559 and $6,503,508	456,282,710	439,961,953
Federal Reserve Bank stock	3,180,900	3,180,900
Federal Home Loan Bank stock	4,820,600	4,658,500
Accrued interest receivable	2,371,152	2,698,469
Premises and equipment, net	10,907,752	11,211,441
Goodwill	42,420,347	42,362,255
Intangibles	2,492,057	2,719,538
Other assets	7,346,285	6,884,053
	$621,718,494	$577,872,439
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$54,290,026	$50,098,536
Interest bearing	344,425,053	330,608,180
Total deposits	398,715,079	380,706,716
Securities sold under agreements to repurchase	34,168,146	14,983,655
Federal Home Loan Bank advances	84,000,000	78,000,000
Notes payable	4,128,871	2,703,155
Accrued expenses and other liabilities	3,756,538	3,660,365
Total liabilities	524,768,634	480,053,891

Minority interest	27,435	27,359
Shareholders’ equity
Common stock, $.025 par value; 20,000,000 shares authorized; 10,369,036 shares outstanding at March 31, 2008, 10,632,434 shares outstanding at December 31, 2007	273,374	273,374
Additional paid-in capital	106,015,053	105,728,957
Accumulated deficit	(6,020,389)	(6,025,754)
Treasury stock, 565,908 shares at March 31, 2008, 302,510 shares at December 31, 2007	(3,072,454)	(1,990,641)
Accumulated other comprehensive loss	(273,159)	(194,747)
Total shareholders’ equity	96,922,425	97,791,189

	$621,718,494	$577,872,439

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$8,196,907	$7,621,630
Securities	941,181	773,012
Federal funds sold and other	62,806	362,948
	9,200,894	8,757,590
Interest expense:
Deposits	3,612,994	3,710,288
Federal Home Loan Bank advances	704,204	121,506
Other	126,923	24,043
	4,444,121	3,855,837

Net interest income before provision for loan losses	4,756,773	4,901,753
Provision for loan losses	(48,400)	—

Net interest income after provision for loan losses	4,805,173	4,901,753

Non-interest income:
Service charges on deposit accounts	416,111	355,926
Other income	153,015	127,242
	569,126	483,168

Non-interest expenses:
Salaries and employee benefits	2,458,759	2,480,822
Occupancy and equipment	1,360,755	1,200,112
Data and item processing	227,888	365,170
Professional fees	239,684	303,709
Insurance	157,450	141,375
Advertising	34,084	17,616
Amortization of intangible assets	218,314	104,882
Other	575,156	538,662
	5,272,090	5,152,348

Income before income taxes and minority interest	102,209	232,573

Minority interest in net income of subsidiary	(97)	(13,453)

Income before provision for income taxes	102,112	219,120
Income tax expense	96,747	122,696
Net income	$5,365	$96,424

Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01
Weighted average number of common shares, basic	10,462,434	9,259,365
Weighted average number of common shares, diluted	10,538,272	10,627,455

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$1,647,519	$(635,939)

Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	482	540
Maturities and pay-downs of held to maturity securities	16,798,986	1,123,465
Purchases of held to maturity securities	(34,696,515)	—
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(162,100)	(1,635,100)
Decrease (Increase) in net loans	(17,323,137)	9,935,286
Cash equivalents acquired from Independent Community Bank	—	35,156,280
Cash paid for Independent Community Bank	—	(18,433,791)
Purchase of premises and equipment	(57,334)	(960,905)
Net cash (used) provided by investing activities	(35,439,618)	25,185,775

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	19,184,491	(124,075)
Net change in Federal Home Loan Bank advances	6,000,000	21,000,000
Net increase (decrease) in deposits	18,008,363	(76,825,956)
Increase in notes payable	1,425,716	—
Proceeds from exercise of warrants	—	20,000
Proceeds from exercise of stock options	—	12,956
Common stock issuance costs	—	(44,400)
Purchases of treasury shares	(1,081,813)	—
Repurchase of warrants costs	(5,813)	—
Net cash provided (used) by financing activities	43,530,944	(55,961,475)

Net change in cash and cash and equivalents	9,738,845	(31,411,639)

Cash and cash equivalents at beginning of period	8,109,917	56,415,379

Cash and cash equivalents at end of period	$17,848,762	$25,003,740

Supplemental cash flow information:
Interest paid	$4,340,779	$3,908,687
Transfer of loans to real estate owned	$1,050,780	$—
Fair value of noncash assets acquired	$—	$144,450,000
Fair value of liabilities assumed	$—	$138,776,000
Fair value of common stock issued	$—	$22,016,000

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	231,766	87,407,548	—	(2,915,439)	(209,938)	84,513,937
Issuance of 1,630,813 shares of common stock	40,770	21,930,840	—	—	—	21,971,610
2,000 warrants exercised	50	19,950	—	—	—	20,000
1,760 stock options exercised	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	500	(500)	—	—	—	—
Recognition of stock-based compensation expense	—	254,558	—	—	—	254,558
Net income, unrealized gain on securities available for sale, net of tax, and total comprehensive income	—	—	—	96,424	19,024	115,448
Balance at March 31, 2007	$273,130	$109,625,308	$—	$(2,819,015)	$(190,914)	$106,888,509

Balance at January 1, 2008	$273,374	$105,728,957	$(1,990,641)	$(6,025,754)	$(194,747)	$97,791,189
Buyback of warrants costs	—	(5,813)	—	—	—	(5,813)
Purchase of 263,398 shares of treasury stock	—	—	(1,081,813)	—	—	(1,081,813)
Recognition of stock-based compensation expense	—	291,909	—	—	—	291,909
Net income, unrealized loss on securities available for sale, net of tax, and total comprehensive loss	—	—	—	5,365	(78,412)	(73,047)
Balance at March 31, 2008	$273,374	$106,015,053	$(3,072,454)	$(6,020,389)	$(273,159)	$96,922,425

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Critical Accounting Policies

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2007, (the goodwill impairment testing date) the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of the reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) that owns 99.9% of the outstanding capital stock of the Bank. Inter-company balances and transactions have been eliminated in consolidation. The financial statements and notes to the financial statements have been adjusted to reflect a 1-for-2.5 reverse stock split that took effect in May 2007 for all periods presented.

The Company is organized under the laws of the State of Delaware, while the Bank is a Florida State Chartered Commercial Bank that is a member of the Federal Reserve System whose deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Bank is regulated by the Florida Office of Financial Regulation and the Federal Reserve Board.

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants with exercise prices that are less than fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue shares for stock option exercises and restricted stock from available treasury shares. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

At March 31, 2008, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 59,504 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 1.6 million shares with 1.2 million shares allocated to incentive stock options. At March 31, 2008, 291,440 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on stock options outstanding for the periods shown.

	Year to date March 31, 2008		Full Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,482,869	$8.62	1,243,589	$9.88
Granted	470,800	3.60	328,280	12.73
Exercised	—	—	(1,760)	7.36
Forfeited or expired	(27,120)	9.14	(87,240)	10.33
Outstanding at end of period	1,926,549	$8.82	1,482,869	$10.48
Options exercisable at end of period	901,441	$9.22	719,885	$8.62

The aggregate intrinsic value for stock options outstanding and options exercisable at March 31, 2008, was $187,000 and zero, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at March 31, 2008, was 7.9 years and 6.7 years, respectively.

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

Black-Scholes assumptions	Three Months Ended March 31, 2008	Year Ended December 31, 2007

Risk-free interest rate	3.90%	4.78%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	55%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	$3.60	$4.28

Stock option compensation expense was $292,000 for the three months ended March 31, 2008 compared to $255,000 for the same period in 2007. The deferred tax benefit on the portion of expense related to nonqualified stock options was $57,000 and $53,000, for the three months ended in 2008 and 2007, respectively.

As of March 31, 2008, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date March 31, 2008
	Shares	Average Market Price at Grant

Outstanding at beginning of year	52,000	$13.10
Vested	(12,000)	13.10
Outstanding at end of period	40,000	$13.10

As of March 31, 2008, there was $519,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 3.3 years.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the three month period ended March 31, 2008 and 2007, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Note 3 - New Accounting Pronouncements

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

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2008.

In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February, 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

Note 4 - Fair Value

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value are summarized below:

		Fair Value Measurements at March 31, 2008 using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$5,653,119	$5,183,252	$ 469,867	$ —

Impaired loans	$7,659,548	$ —	$7,659,548	$ —

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.9 million, with a valuation allowance of $203,000. Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.

Note 5 - Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Three months ended March 31,
	2008	2007

Balance, beginning of year	$6,503,508	$3,052,638
Total charge-offs	(1,309,130)	—
Recoveries	4,581	3,062
Effect of Acquisition	—	906,600
Provision for loan losses	(48,400)	—
Allowance balance at end of period	$5,150,559	$3,962,300

Gross loans	$461,433,269	$448,394,366

Impaired loans were as follows:

	March 31, 2008	December 31, 2007

Loans with no allocated allowance for loan losses	$6,840,998	$6,698,010
Loans with allocated allowance for loan losses	1,021,673	5,260,367
Impaired loans at end of period	$7,862,671	$11,958,377
Amount of the allowance for loan losses allocated	$203,123	$1,491,893

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007

Over 90 days past due and still accruing	$373,308	$—
Nonaccrual loans	6,831,269	6,687,676
Other real estate owned	394,093	587,063
Total nonperforming assets	$7,598,670	$7,274,739

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming assets at March 31, 2008 were 1.22% of total assets, a decrease from the corresponding December 31, 2007 ratio of 1.26%. Nonperforming assets at March 31, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 6 - Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2008 and December 31, 2007 were as follows:

March 31, 2008	December 31, 2007	Maturity Date	Interest Rate
$4,000,000	$—	April, 2008	2.97%
12,000,000	—	April, 2008	2.79
12,000,000	—	April, 2008	2.63
13,000,000	—	April, 2008	2.63
6,000,000	—	April, 2008	2.65
7,000,000	—	April, 2008	2.56
17,000,000	—	April, 2008	2.48
5,000,000	—	April, 2008	2.48
1,000,000	—	April, 2008	2.45
2,000,000	2,000,000	December, 2008	3.87
5,000,000	—	March, 2010	2.46
—	12,000,000	January, 2008	4.54
—	12,000,000	January, 2008	4.52
—	7,000,000	January, 2008	4.49
—	5,000,000	January, 2008	4.52
—	17,000,000	January, 2008	4.60
—	5,000,000	January, 2008	4.67
—	12,000,000	January, 2008	4.64
—	5,000,000	January, 2008	4.58
—	1,000,000	March, 2008	5.51
$84,000,000	$78,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Notes Payable

The following is a summary of notes payable as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Note Payable to Independent Bankers Bank, borrowed under a $2,000,000 line of credit due February 2010, plus interest payable quarterly at Prime Rate minus 1%,
Secured by 99.97% of the outstanding Sun American Bank stock	$—	$1,750,000

Note Payable to Independent Bankers Bank, borrowed under a $3,000,000 line of credit due June 2008, plus interest payable quarterly at Prime Rate minus 1%,
and cross collaterized and cross defaulted to note above	—	953,155

Note Payable to Silverton Bank, borrowed under a $8,000,000 line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%,
Secured by 99.97% of the outstanding Sun American Bank stock	4,128,871	—

Total notes payable	$4,128,871	$2,703,155

Interest rate	4.25%	6.25%

On January 7, 2008, the Company replaced the two notes due to Independent Bankers Bank with a new $8,000,000 line of credit from Silverton Bank. The new line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.9% of the outstanding Sun American Bank stock.

The Bank maintains an unsecured line of credit of $20.0 million with Silverton Bank to meet interim liquidity needs. There were no borrowings outstanding under this unsecured line of credit as of March 31, 2008.

Note 8 - Capital Adequacy

The Company’s and the Bank’s capital ratios at March 31, 2008 and December 31, 2007 are listed below.

Capital Ratios	March 31, 2008	December 31, 2007	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	10.91%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	9.84%	10.52%	>4%	>6%
Tier 1 leverage capital	9.18%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	11.61%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	10.54%	11.02%	>4%	>6%
Tier 1 leverage capital	9.82%	9.75%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at March 31, 2008.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Basic and Diluted Earnings per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Three months ended March 31,
	2008	2007
Basic earnings per share:
Net income attributable to common shareholders	$5,365	$96,424

Weighted average shares outstanding, basic	10,462,434	9,259,365
Weighted average shares outstanding, diluted	10,538,272	10,627,455
Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01

The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options and warrants.

Stock options and stock warrants to purchase 1,639,649 and 4,339,465 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended March 31, 2008, and stock options and stock warrants to purchase 887,140 and 238,723 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the three months ended March 31, 2007, because they were antidilutive.

Note 10 - Warrants

As of March 31, 2008, the Company had outstanding warrants to purchase 4,363,225 shares of common stock, including Class A, D, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of March 31, 2008 and December 31, 2007, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	March 31, 2008	December 31, 2007
Class A Warrants	0.4	920,125	920,125
Class B Warrants	—	—	—
Class C Warrants	—	—	—
Class D Warrants	0.4	4,649,074	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,399,506	1,399,506
Warrants Outstanding		14,075,419	14,075,419

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Class F Warrants

Each warrant entitles the holder to purchase 0.2 of a share of common stock at an exercise price of $2.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class F warrants will expire no later than February 2011.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis presents a review of the consolidated operating results of Sun American Bancorp (the “Company”) and its bank subsidiary, Sun American Bank (the “Bank”), for the three months ended March 31, 2008 and 2007, respectively, and the financial condition of the Company at March 31, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a decline in general economic conditions, and the possibility of recession could adversely affect our business, and (xii) lack of dividends, dilution and anti-takeover provisions in our Certificate of Incorporation and By-laws. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade, Palm Beach, and Martin counties where the Company currently operates fourteen full service banking offices. A full service branch in Miami-Dade County was closed on March 31, 2008. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and more recently the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company has pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial and consumer loan products and by competitively pricing deposit products.

As of March 31, 2008, the Company had total assets of $621.7 million, net loans of $456.3 million, deposits of $398.7 million and stockholders’ equity of $96.9 million.

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

EXECUTIVE OVERVIEW

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. The Company’s financial results for the first quarter of 2008 when compared to the first quarter of 2007 reflect the impact of margin compression, higher occupancy costs for branches not included in 2007, and expenses related to non-performing loans and Other Real Estate Owned (“OREO”) expenses. The Company is reporting non-performing assets of $7.6 million in the first quarter of 2008 versus $7.3 million at December 31, 2007, and $2.3 million at March 31, 2007. The Company’s non-performing assets remained stable through the first quarter of 2008 compared to the fourth quarter of 2007. The Company did manage to reduce certain non-performing assets in the first quarter but added others. Management believes this will be the pattern for the remainder of the year. The Company is working aggressively to resolve issues related to clients who are, or who may in future, experience loan performance issues. Initiatives include work outs, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they amplify. We want to work with our borrowers to provide solutions that work in the best interests of both the borrower and the Company. However, we recognize that during this period of real estate challenges, these types of problems are not resolved quickly and more than likely they will continue throughout 2008.

The allowance for loan losses at March 31, 2008 was $5.2 million and represented 1.12% of total loans. Management will continue to monitor the adequacy of our loan loss provisions in conjunction with the current economic conditions in South Florida.

The Bank maintained a strong capital position during the quarter with Tier 1 Capital of $53 million at March 31, 2008. The Bank's Tier 1 Leverage ratio was 9.82%, or 96% above the Federal regulatory definition of a 'Well Capitalized Bank'.

We continue to undertake a number of initiatives to improve the performance of the Company which include the development of new business. The pipeline of new loans has grown significantly which should lead to funding and facilitate increased loan revenues in the medium term.  We also closed a redundant branch in Miami that will lead to headcount and rent expense savings with no loss of market share.

Finally, our stock buy back program continues as we re-purchased 263,000 shares of common stock at prices below our tangible book value per share in the first quarter of 2008.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2008, the Bank had $84,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 6 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at March 31, 2008, consisted of $17.8 million in cash and cash equivalents and $5.7 million in available-for-sale investments, for a total of $23.5 million, compared to a total of $13.9 million at year-end 2007.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Silverton Bank of Atlanta, Georgia. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $20.0 million. There were no borrowings under this line of credit at March 31, 2008. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $8.0 million with Silverton Bank. The Company has drawn $4.1 million against this line of credit as of March 31, 2008 principally to fund its stock buyback program. See note 7 to the Company’s Consolidated Financial Statements for additional information regarding this line of credit.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2008 TO MARCH 31, 2008

FINANCIAL CONDITION

Total assets increased by $43.8 million, or 8%, to $621.7 million at March 31, 2008 from $577.9 million at December 31, 2007. The increase was primarily due to increases in federal funds sold, securities held to maturity, and loans during the period.

Federal funds sold at March 31, 2008 were $8.0 million compared to zero at December 31, 2007. Federal funds sold are available liquidity waiting to be deployed into higher yielding assets or to paydown maturing liabilities.

Securities held to maturity increased by $18.1 million to $68.4 million at March 31, 2008 from $50.3 million at December 31, 2007. The increase was primarily due to the execution of a leveraged investment strategy that added $29.7 million of government sponsored enterprises securities. This was partially offset by $16.8 million of securities called or matured.  Other securities purchases were approximately $5.0 million.

Net loans receivable increased by $16.3 million, or 4%, to $456.3 million at March 31, 2008, from $440.0 million at December 31, 2007. The increase was due to organic growth of the Bank’s loan portfolio during the first quarter of 2008.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $5.2 million at March 31, 2008, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

At December 31, 2007, the allowance for loan losses was $6.5 million. During the three months ended March 31, 2008, the Company recorded a small recovery to the provision for loan loss of $48,000. Net charge-offs amounted to $1.3 million.  Collectively, these items result in a $5.2 million allowance for loan losses at March 31, 2008. The charge-offs were primarily related to two loans financing the development and construction of residential property. While these loans were well collateralized when they were made, the market value of the underlying collateral has declined significantly.

The Bank’s impaired assets were $7.9 million at March 31, 2008, or 1.70% of total gross loans, compared to $12.0 million at December 31, 2007, or 2.69% of total gross loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company’s nonperforming assets are as follows:

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and OREO. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

Non-accrual loans:
Commercial	$217	$217
Commercial real estate	6,578	6,313
Residential real estate	37	158
Accrual loans past due 90 days or more:
Commercial real estate	373	—
OREO	394	587
Total nonperforming assets	$7,599	$7,275

Total nonperforming assets have increased during the three months ended March 31, 2008 from December 31, 2007 by $324,000. The total of $7.6 million at March 31, 2008, consists of ten loans in various stages of resolution and two foreclosed property for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. The total of $7.3 million at December 31, 2007, consisted of ten loans and three foreclosed properties. The Company sold $3.0 million of non-performing assets consisting of one loan and three foreclosed properties at a net loss of approximately $10,000. New non-performing assets during the first quarter of 2008 amounted to $3.3 million consisting of 3 properties.

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit were $73.2 million and $63.3 million and standby letters of credit were $1.5 million and $1.5 million at March 31, 2008, and December 31, 2007, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and many require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit is essentially the same as that involved in extending loan commitments. The amount of collateral obtained is based on management’s credit evaluation of the customer.

LIABILITIES

Liabilities increased $44.7 million, or 9%, to $524.8 million at March 31, 2008 from $480.1 million at December 31, 2007 primarily due to increase in deposits, securities sold under agreements to repurchase, FHLB advances, and notes payable.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $398.7 million at March 31, 2008 from $380.7 million at December 31, 2007. The increase of 5% during the first three months of 2008 is due to normal business development.

The Bank continues to further develop its niche in the small and medium size businesses, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, Palm Beach County, and Martin County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

The following is a summary of the distribution of deposits:

Deposits	March 31, 2008	December 31, 2007
	(In thousands)

NOW accounts	$70,355	$76,030
Money market accounts	57,636	59,711
Savings accounts	27,085	24,670
Certificates of deposit under $100,000	88,542	79,559
Certificates of deposit $100,000 and more	100,807	90,638
Total interest-bearing deposits	344,425	330,608
Non-interest bearing deposits	54,290	50,099
Total deposits	$398,715	$380,707

Brokered deposits are included in the certificate of deposit under $100,000 category. Brokered deposits were $28,099,000 and $24,129,000 at March 31, 2008 and December 31, 2007, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at March 31, 2008 were $34.2 million compared to $15.0 million at December 31, 2007, an increase of $19.2 million or 128%.  These repurchase agreements are secured by securities held by the bank.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $84.0 million at March 31, 2008, compared to $78.0 million at December 31, 2007. The increase of $6.0 million was primarily due to the Bank borrowing on a short term basis in order to fund asset growth.  See Financial Statement Footnote No.6.

NOTES PAYABLE

Notes payable at March 31, 2008 were $4.1 million compared to $2.7 million at December 31, 2007, an increase of $1.4 million or 53%.  The increase in notes payable was mostly used to fund the ongoing stock buyback program.

CAPITAL

The Company’s total stockholders’ equity was $96.9 million at March 31, 2008, a decrease of $869,000, or 1%, from $97.8 million at December 31, 2007. This decrease was mostly due to the repurchase of 263,398 common shares by the Company during the period.

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

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to risk-weighted assets as well as maintain minimum leverage ratios (set forth in the table below). Member banks operating at or near the minimum ratio levels are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong organizations with a composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio may require an additional 100 to 200 basis points.

The Company and the Bank’s capital ratios at March 31, 2008 and December 31, 2007 are listed below:

Capital Ratios	March 31, 2008	December 31, 2007	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	10.91%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	9.84%	10.52%	>4%	>6%
Tier 1 leverage capital	9.18%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	11.61%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	10.54%	11.02%	>4%	>6%
Tier 1 leverage capital	9.82%	9.75%	>4%	>5%

Based upon these ratios, the Company and the Bank are considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The Company reported net income of $5,000 for the three months ended March 31, 2008 compared to net income of $96,000 for the three months ended March 31, 2007.  The reduced results for the three months ended March 31, 2008 are attributed mostly to margin compression, higher occupancy costs for branches not included in 2007, and expenses related to non-performing loans and OREO. Basic and diluted earnings per share were $0.00 and $0.00, respectively, for the three months ended March 31, 2008. Basic and diluted earnings per share were $0.01 and $0.01, respectively, for the three months ended March 31, 2007.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2008 was $4.8 million compared to $4.9 million for the three months ended March 31, 2007, a decrease of $145,000, or 3%. Interest earning assets and interest bearing liabilities increased from the previous year due to the merger with Independent Community Bank and organic growth during the past year. However, a decline in loan yields exceeded the decline in the overall cost of funds resulting in net interest margin compression.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three month period ended March 31,
	2008			2007
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)

(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$61,577	$941	6.13%	$60,674	$776	5.19%
Federal funds sold and other	7,775	63	3.24	28,153	360	5.18
Loans:
Commercial loans (2)	31,900	602	7.57	32,010	725	9.19
Commercial mortgage loans (2)	301,276	5,632	7.50	205,538	4,542	8.96
Consumer loans (2)	4,879	90	7.36	3,635	84	9.41
Residential mortgage loans (2)	71,811	1,341	7.49	90,067	2,018	9.08
Home equity and other loans (2)	31,217	532	6.84	13,712	253	7.47
Total loans	441,083	8,197	7.45	344,961	7,622	8.96
Total interest earning assets	510,435	9,201	7.23	433,788	8,758	8.19
Non-interest earning assets	74,150			38,925
Total	$584,585			$472,713
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$74,520	570	3.07	$110,613	1,187	4.35
Money Market accounts	58,079	555	3.83	19,235	132	2.78
Savings accounts	25,193	228	3.63	8,559	66	3.14
Certificates of deposit	185,729	2,260	4.88	172,440	2,325	5.47
Total interest-bearing deposits	343,521	3,613	4.22	310,846	3,710	4.84
Federal funds purchased and securities sold under repurchase agreement	7,351	75	4.10	1,971	24	4.95
Federal Home Loan Bank advances	76,824	704	3.68	10,962	122	4.50
Notes payable	3,463	52	5.99	—	—	—
Total interest bearing liabilities	431,159	4,444	4.13	323,779	3,856	4.83
Non-interest bearing liabilities	56,027			64,096
Stockholders' equity	97,399			84,838
Total	$584,585			$472,713
Net Interest income and yield on net interest-earning assets		$4,757	3.74%		$4,902	4.58%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes Fee Income on Loans.

Income from interest earning deposits, securities and mortgage-backed related securities (available-for-sale and held-to-maturity), federal funds sold and Federal Reserve Bank stock decreased by $132,000, or 12%, to $1.0 million for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007, due primarily to a 68 basis point decrease in yield from 2007 and by a decrease of $19.5 million, or 22%, in average volume of investments and federal funds sold.

Interest and fees on loans increased by $575,000, or 8%, in the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase in loan income resulted from an increase in total average loan balances outstanding of $96.1 million from $345.0 million for the three months ended March 31, 2007 to $441.1 million at March 31, 2008. The increase in the average balance of loans was primarily due to increasing loan origination and the loan portfolio acquired from Independent Community Bank in March 2007.  However, these volume increases were offset by lower interest yields of about 151 basis points when comparing the three months ended March 31, 2008 versus the three months ended March 31, 2007. The yield on all interest-earning assets was 7.23% for the three months ended March 31, 2008, a 96 basis point decrease from 8.19% for the three months ended March 31, 2007.

Total interest expense increased $588,000, or 15% to $4.4 million for the three months ended March 31, 2008 as compared to $3.8 million for the three months ended March 31, 2007. The increase in interest expense was primarily the result of an increase in average interest bearing deposit account balances of $107.4 million, or 33%, to $431.2 million for the three months ended March 31, 2008 from $323.8 million for the same period in 2007. The increase in total interest expense was primarily attributed to the increase in the volume of deposits and FHLB advances, partially offset by a lower cost of funds of approximately 70 basis points on a year over year basis.

NON-INTEREST INCOME

Total non-interest income increased $86,000, or 18%, to $569,000 for the three months ended March 31, 2008 from $483,000 for the three months ended March 31, 2007. The increase in service charges on deposit accounts and fees for other services to customers were primarily due to the additional accounts that were acquired as a result of the merger with Independent Community Bank.

NON-INTEREST EXPENSE

Total non-interest expense increased by $120,000, or 2%, to $5.3 million for the three months ended March 31, 2008 period from $5.2 million for the three months ended March 31, 2007.

The largest component of non-interest expense was salaries and employee benefits which remained the same at $2.5 million for both periods. Salaries and benefits did increase in 2008 due to the merger with Independent Community Bank but these were more than offset by cost reduction initiatives undertaken during the second half of 2007. As of March 31, 2008, the number of full time equivalent employees was 117 compared to 113 as of March 31, 2007.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $1.4 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007. This increase is due to the cost of one new branch and the cost for the one branch acquired in the Independent Community Bank merger.

Other expenses remained the same at $1.5 million for both periods. Amortization of intangibles increased by $113,000 due to the increased intangible asset acquired in the Independent Community Bank transaction and other expenses included about $72,000 of OREO expenses in the first quarter of 2008 compared to zero in 2007. These incremental expenses were offset by decreases in data and item processing and Professional fees which were lower in 2008 because 2007 included non-recurring items for conversion costs for the Beach Bank acquisition of $147,000 and a charge of $77,000 to settle a litigation claim.

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

Provision for loan loss was a recovery of $48,000 in 2008. The comparative provision for loan loss for the three months ended March 31, 2007 was zero. The 2008 negative provision was derived despite the increase in the loan portfolio as the portion of our loan loss provision that is determined by historic loss performance has improved and more than offset the provision required for the net increase in loans. The historical loss performance factor includes an analysis of loss and recovery experience in the various portfolio segments over the last three fiscal years. Charge-offs are indeed higher during the last three years but constitute a smaller percentage over a much larger loan portfolio resulting from organic growth and two acquisitions over that same period.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

Income tax expense was $97,000 for the three months ended March 31, 2008, compared to $123,000 for the same period in 2007.  The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes due to non-deductible incentive stock option expense of $142,000 and $113,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

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

The Company is engaged in arbitration and legal proceedings with Beach Bank in connection with the asset acquisition agreement closing balance sheet. The acquisition agreement related to Sun American’s acquisition transaction with Beach Bank provided that the total dollar value of the shares of Sun American’s common stock to be issued and delivered by Sun American, as consideration for the purchase of the assets and the assumption of the obligations from Beach Bank, was determined by multiplying 2.35 times the book value of Beach Bank calculated based upon the final audited closing balance sheet prepared by Beach Bank. The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under United States GAAP in accordance with the terms provided for in the asset acquisition agreement. On February 1, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor the Company. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. On March 14, 2008, the Beach Bank Liquidating Trust filed a motion to vacate the arbitration award with the 11th Judicial Circuit of Florida. A hearing on the motion is pending.

On July 16, 2007 the financial public relations firm of Wolfe Axelrod Weinberger Associates, LLC (“Wolfe Axelrod”) filed a claim in arbitration against the Company. The claim alleged that the Company entered into an agreement on August 1, 2004 to retain Wolfe Axelrod as its investor relations counsel for a period of one year. It was alleged that the agreement would automatically renew for a full year unless cancelled in writing 30 days before the 12 months had ended. The Company asserted that it terminated the agreement orally and in writing due to the failure of performance by Wolfe Axelrod. In addition, Wolfe Axelrod alleged that it was instrumental in raising $1.8 million of capital for the Company and that it is entitled to a 5% finder’s fee. The Company denied this claim in its entirety. On March 20, 2008, the parties settled and executed a written agreement whereby Wolfe Axelrod would perform services for an additional five months and the Company would pay a total of $40,000 for the services.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

January 2008	33,198	$4.35	33,198	966,802
February 2008	224,900	$4.07	258,098	741,902
March 2008	5,300	$4.01	263,398	736,602

On January 7, 2008, the Company announced a new stock repurchase program permitting the Company to repurchase up to 1,000,000 of its shares of common stock until January 7, 2009. In conjunction with the approval of this common stock repurchase program, the Company's 2007 repurchase program was cancelled. The shares will be purchased from time to time in open market transactions or in privately negotiated transactions at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

10.1

Employment Agreement dated March 6, 2008 by and between Michael E. Golden, Sun American Bancorp, and Sun American Bank. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

May 9, 2008	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

No.

Description

10.1

Employment Agreement dated March 6, 2008 by and between Michael E. Golden, Sun American Bancorp, and Sun American Bank. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007).

11.0

Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1

Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002