Form 10-Q
period 2008-06-30
Sun American Bancorp
filed 2008-08-11
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008:

10,234,820 shares of Common Stock, par value $0.025 per share.

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$10,180,447	$8,109,917
Federal funds sold	5,288,000	—
Total cash and cash equivalents	15,468,447	8,109,917
Securities available for sale	5,395,665	5,778,655
Securities held to maturity (fair value 2008 - $71,096,454, 2007 - $50,940,402)	71,526,598	50,306,758
Loans, net of allowance for loan losses of $9,036,265 and $6,503,508	485,388,777	439,961,953
Federal Reserve Bank stock	3,002,700	3,180,900
Federal Home Loan Bank stock	2,840,600	4,658,500
Accrued interest receivable	2,816,071	2,698,469
Premises and equipment, net	10,606,887	11,211,441
Goodwill	42,257,804	42,362,255
Intangibles	2,288,984	2,719,538
Other assets	7,197,389	6,884,053
	$648,789,922	$577,872,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$55,317,911	$50,098,536
Interest bearing	410,810,237	330,608,180
Total deposits	466,128,148	380,706,716
Securities sold under agreements to repurchase	37,629,012	14,983,655
Federal Home Loan Bank advances	40,000,000	78,000,000
Notes payable	7,528,871	2,703,155
Accrued expenses and other liabilities	3,380,980	3,660,365
Total liabilities	554,667,011	480,053,891

Minority interest	26,855	27,359
Stockholders’ equity
Common stock, $.025 par value; 20,000,000 shares authorized; 10,934,944 issued and 10,234,820 shares outstanding at June 30, 2008, 10,934,944 issued and 10,632,434 shares outstanding at December 31, 2007	273,374	273,374
Additional paid-in capital	106,308,326	105,728,957
Accumulated deficit	(8,485,932)	(6,025,754)
Treasury stock, 700,124 shares at June 30, 2008, 302,510 shares at December 31, 2007	(3,565,855)	(1,990,641)
Accumulated other comprehensive loss	(433,857)	(194,747)
Total stockholders’ equity	94,096,056	97,791,189
	$648,789,922	$577,872,439

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$16,062,084	$16,801,749
Securities	2,061,849	1,706,709
Federal funds sold and other	98,741	468,962
	18,222,674	18,977,420
Interest expense:
Deposits	6,810,371	7,891,865
Federal Home Loan Bank advances	1,159,090	650,319
Other	466,275	81,323
	8,435,736	8,623,507

Net interest income before provision for loan losses	9,786,938	10,353,913
Provision for loan losses	3,999,204	(198,000)

Net interest income after provision for loan losses	5,787,734	10,551,913

Non-interest income:
Service charges on deposit accounts	834,655	810,006
Other income	161,142	163,742
Net losses on sales of securities	—	(937)
	995,797	972,811

Non-interest expenses:
Salaries and employee benefits	4,889,743	5,138,860
Occupancy and equipment	2,710,833	2,847,719
Data and item processing	486,218	647,905
Professional fees	494,271	597,368
Insurance	304,240	265,082
Advertising	60,048	53,543
Amortization of intangible assets	412,220	334,736
Other	1,191,514	1,124,828
	10,549,087	11,010,041

Income (loss) before income taxes and minority interest	(3,765,556)	514,683

Minority interest in net loss (income) of subsidiary	444	(13,535)

Income (loss) before provision for (benefit from) income taxes	(3,765,112)	501,148
Provision for (benefit from) income taxes	(1,304,934)	285,379
Net (loss) income	$(2,460,178)	$215,769

Basic net (loss) income per share	$(0.24)	$0.02
Diluted net (loss) income per share	$(0.24)	$0.02
Weighted average shares outstanding, basic	10,369,412	10,073,259
Weighted average shares outstanding, diluted	10,369,412	11,201,860

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$7,865,177	$9,180,119
Securities	1,120,668	933,697
Federal funds sold and other	35,935	106,013
	9,021,780	10,219,829
Interest expense:
Deposits	3,197,377	4,181,576
Federal Home Loan Bank advances	454,886	528,813
Other	339,352	57,280
	3,991,615	4,767,669

Net interest income before provision for loan losses	5,030,165	5,452,160
Provision for loan losses	4,047,604	(198,000)

Net interest income after provision for loan losses	982,561	5,650,160

Non-interest income:
Service charges on deposit accounts	418,544	454,079
Other income	8,127	36,500
Net losses on sales of securities	—	(937)
	426,671	489,642

Non-interest expenses:
Salaries and employee benefits	2,430,984	2,658,038
Occupancy and equipment	1,350,078	1,647,607
Data and item processing	258,330	282,735
Professional fees	254,587	293,658
Insurance	146,790	123,707
Advertising	25,964	35,927
Amortization of intangible assets	193,906	229,854
Other	616,358	586,166
	5,276,997	5,857,692

Income (loss) before income taxes and minority interest	(3,867,765)	282,110

Minority interest in net loss (income) of subsidiary	541	(82)

Income (loss) before provision for (benefit from) income taxes	(3,867,224)	282,028
Provision for (benefit from) income taxes	(1,401,681)	162,683
Net (loss) income	$(2,465,543)	$119,345

Basic net (loss) income per share	$(0.24)	$0.01
Diluted net (loss) income per share	$(0.24)	$0.01
Weighted average shares outstanding, basic	10,276,390	10,878,210
Weighted average shares outstanding, diluted	10,276,390	11,794,318

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$2,940,979	$(1,665,044)

Cash flows from investing activities:
Sales of available for sale securities	—	661,935
Sales of held to maturity securities	—	788,002
Maturities and pay-downs of available for sale securities	889	181,280
Maturities and pay-downs of held to maturity securities	23,755,559	1,278,516
Purchases of held to maturity securities	(44,692,360)	—
Net sales (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	1,996,100	(2,109,750)
(Increase) decrease in net loans	(49,840,558)	29,820,427
Cash equivalents acquired from Independent Community Bank	—	35,156,280
Cash paid for Independent Community Bank	—	(18,980,752)
Purchase of premises and equipment	(113,557)	(1,966,943)
Net cash (used) provided by investing activities	(68,893,927)	44,828,995

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	22,645,357	(729,637)
Net (decrease) increase in Federal Home Loan Bank advances	(38,000,000)	15,000,000
Net increase (decrease) in deposits	85,421,432	(83,466,855)
Increase in notes payable	4,825,716	—
Proceeds from exercise of warrants	—	95,000
Proceeds from exercise of stock options	—	12,956
Common stock issuance costs	—	(44,400)
Purchases of treasury shares	(1,575,214)	(132,532)
Buyback of Class C Warrants	—	(517,500)
Payment for fractional shares upon reverse stock split	—	(3,804)
Repurchase of warrants costs	(5,813)	—
Net cash provided (used) by financing activities	73,311,478	(69,786,772)

Net change in cash and cash and equivalents	7,358,530	(26,622,821)

Cash and cash equivalents at beginning of period	8,109,917	56,415,379

Cash and cash equivalents at end of period	$15,468,447	$29,792,558

Supplemental cash flow information:
Interest paid	$8,278,386	$8,302,042
Income taxes paid	$—	$85,000
Transfer of loans to real estate owned	$414,530	$—
Fair value of noncash assets acquired	$—	$144,450,000
Fair value of liabilities assumed	$—	$138,776,000
Fair value of common stock issued	$—	$22,016,000

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2007	231,766	87,407,548	(2,915,439)	—	(209,938)	84,513,937
Issuance of 1,630,813 shares of common stock	40,770	21,930,808	—	—	—	21,971,578
10,000 warrants exercised	250	94,750	—	—	—	95,000
1,760 stock options exercised	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	500	(500)	—	—	—	—
Recognition of stock-based compensation expense	—	511,894	—	—	—	511,894
Payment for fractional shares upon reverse stock split	(6)	(3,798)	—	—	—	(3,804)
Treasury stock, 11,159 Shares	—	—	—	(132,532)	—	(132,532)
Buyback of Class C Warrants	—	(517,500)	—	—	—	(517,500)
Net income, unrealized gain on securities available for sale, net of tax, and total comprehensive income	—	—	215,769	—	(117,171)	98,598
Balance at June 30, 2007	$273,324	$109,436,114	$(2,699,670)	$(132,532)	$(327,109)	$106,550,127

Balance at January 1, 2008	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Buyback of warrants costs	—	(5,813)	—	—	—	(5,813)
Purchase of 397,614 shares of treasury stock	—	—	—	(1,575,214)	—	(1,575,214)
Recognition of stock-based compensation expense	—	585,182	—	—	—	585,182
Net loss, unrealized loss on securities available for sale, net of tax, and total comprehensive loss	—	—	(2,460,178)	—	(239,110)	(2,699,288)
Balance at June 30, 2008	$273,374	$106,308,326	$(8,485,932)	$(3,565,855)	$(433,857)	$94,096,056

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Income Taxes: The Company files a consolidated federal income tax return with its subsidiary Sun American Bank. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance, if needed, reduces deferred tax amounts to the amount expected to be realized.

Nature of Operations and Principles of Consolidation

The consolidated financial statements include the Company and its subsidiary, Sun American Bank (the “Bank”). The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants with exercise prices that are less than fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue shares for stock option exercises and restricted stock from available treasury shares to the extent available. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

At June 30, 2008, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 113,304 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1.5 million shares allocated to incentive stock options. At June 30, 2008, 720,040 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date June 30, 2008		Full Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,482,869	$8.62	1,243,589	$9.88
Granted	470,800	3.60	328,280	12.73
Exercised	—	—	(1,760)	7.36
Forfeited or expired	(109,520)	9.93	(87,240)	10.33
Outstanding at end of period	1,844,149	$8.76	1,482,869	$10.48
Options exercisable at end of period	838,661	$9.18	719,885	$8.62

The aggregate intrinsic value for stock options outstanding and options exercisable at June 30, 2008, was zero. The weighted average remaining contractual term of stock options outstanding and options exercisable at June 30, 2008, was 7.7 years and 6.4 years, respectively.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Black-Scholes assumptions	Six Months Ended June 30, 2008	Year Ended December 31, 2007

Risk-free interest rate	3.90%	4.78%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	55%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	$3.60	$4.28

Stock option compensation expense was $572,000 for the six months ended June 30, 2008 compared to $512,000 for the same period in 2007. The deferred tax benefit on the portion of expense related to nonqualified stock options was $113,000 and $106,000, for the six months ended in June 30, 2008 and June 30, 2007, respectively.

As of June 30, 2008, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Six Months Ended June 30, 2008
	Shares	Average Market Price at Grant

Outstanding at beginning of year	52,000	$13.10
Vested	(12,000)	13.10
Outstanding at end of period	40,000	$13.10

As of June 30, 2008, there was $480,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 3.1 years.

Note 2 - Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the six month periods ended June 30, 2008 and June 30, 2007, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Note 3 - New Accounting Pronouncements

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no material effect on the Company’s financial statements.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Assets measured at fair value are summarized below:

		Fair Value Measurements at June 30, 2008 using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$ 5,395,665	$4,918,749	$ 476,916	—

Impaired loans	$32,004,329	—	$32,004,329	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $32.0 million, with a valuation allowance of $3.9 million. Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.

Note 5 - Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Six months ended June 30,
	2008	2007

Balance, beginning of year	$6,503,508	$3,052,638
Total charge-offs	(1,627,775)	(52,371)
Recoveries	161,328	44,289
Effect of acquisition	—	906,600
Provision for loan losses	3,999,204	(198,000)
Allowance balance at end of period	$9,036,265	$3,753,156

Gross loans	$494,425,042	$428,498,081

	Three months ended June 30,
	2008	2007

Balance, beginning of period	$5,150,559	$3,962,300
Total charge-offs	(318,645)	(52,371)
Recoveries	156,747	41,227
Provision for loan losses	4,047,604	(198,000)
Allowance balance at end of period	$9,036,265	$3,753,156

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired loans were as follows:

	June 30,	December 31,
	2008	2007

Loans with no allocated allowance for loan losses	$14,209,012	$6,698,010
Loans with allocated allowance for loan losses	17,795,317	5,260,367
Impaired loans at end of period	$32,004,329	$11,958,377
Amount of the allowance for loan losses allocated	$3,918,041	$1,491,893

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007

Over 90 days past due and still accruing	$139,284	$—
Nonaccrual loans	16,178,346	6,687,676
Other real estate owned	414,530	587,063
Total nonperforming assets	$16,732,160	$7,274,739

Nonperforming assets at June 30, 2008 were 2.58% of total assets, an increase from the corresponding December 31, 2007 ratio of 1.26%. Nonperforming assets at June 30, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 6 - Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2008 and December 31, 2007 were as follows:

June 30, 2008	December 31, 2007	Maturity Date	Interest Rate
$16,000,000	$—	July, 2008	2.36%
5,000,000	—	July, 2008	2.50
2,000,000	2,000,000	December, 2008	3.87
5,000,000	—	April, 2010	3.27
5,000,000	—	March, 2010	2.46
7,000,000	—	June, 2011	3.91
—	12,000,000	January, 2008	4.54
—	12,000,000	January, 2008	4.52
—	7,000,000	January, 2008	4.49
—	5,000,000	January, 2008	4.52
—	17,000,000	January, 2008	4.60
—	5,000,000	January, 2008	4.67
—	12,000,000	January, 2008	4.64
—	5,000,000	January, 2008	4.58
—	1,000,000	March, 2008	5.51
$40,000,000	$78,000,000

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Note 7 – Notes Payable

The following is a summary of notes payable as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Note Payable to Independent Bankers Bank, borrowed under a $2,000,000 line of credit due February 2010, plus interest payable quarterly at Prime Rate minus 1%,
secured by 99.97% of the outstanding Sun American Bank stock	$—	$1,750,000

Note Payable to Independent Bankers Bank, borrowed under a $3,000,000 line of credit due June 2008, plus interest payable quarterly at Prime Rate minus 1%,
and cross collaterized and cross defaulted to note above	—	953,155

Note Payable to Silverton Bank, borrowed under a $8,000,000 line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%,
secured by 99.97% of the outstanding Sun American Bank stock	7,528,871	—

Total notes payable	$7,528,871	$2,703,155

Interest rate	4.00%	6.25%

On January 7, 2008, the Company replaced the two notes due to Independent Bankers Bank with a new $8,000,000 line of credit from Silverton Bank. The new line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.97% of the outstanding Sun American Bank stock.

The Bank maintains an unsecured line of credit of $20.0 million with Silverton Bank to meet interim liquidity needs. There were no borrowings outstanding under this unsecured line of credit as of June 30, 2008.

Note 8 - Capital Adequacy

The Company’s and the Bank’s capital ratios at June 30, 2008 and December 31, 2007 are listed below.

Capital Ratios	June 30, 2008	December 31, 2007	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	9.67%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	8.46%	10.52%	>4%	>6%
Tier 1 leverage capital	7.66%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.99%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	9.74%	11.02%	>4%	>6%
Tier 1 leverage capital	8.87%	9.75%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at June 30, 2008.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Basic and Diluted Net Income (Loss) per Share

The following tables summarize the computation of basic and diluted earnings per share attributable to holders of common stock.

Basic and Diluted	Six months ended June 30,
	2008	2007

Net (loss) income	$(2,460,178)	$215,769

Weighted average shares outstanding, basic	10,369,412	10,073,259
Weighted average shares outstanding, diluted	10,369,412	11,201,860
Basic net (loss) income per share	$(0.24)	$0.02
Diluted net (loss) income per share	$(0.24)	$0.02

The difference between basic and diluted weighted average shares outstanding is the dilutive impact of unexercised in-the-money stock options and warrants.

Stock options and stock warrants to purchase 1,844,149 and 4,363,225 shares of common stock, respectively, were not considered in computing diluted net (loss) income per share for the six months ended June 30, 2008, and stock options and stock warrants to purchase 911,068 and 238,723 shares of common stock, respectively, were not considered in computing diluted net (loss) income per share for the six months ended June 30, 2007, because they were antidilutive.

Basic and Diluted	Three months ended June 30,
	2008	2007

Net (loss) income	$(2,465,543)	$119,345

Weighted average shares outstanding, basic	10,276,390	10,878,210
Weighted average shares outstanding, diluted	10,276,390	11,794,318
Basic net (loss) income per share	$(0.24)	$0.01
Diluted net (loss) income per share	$(0.24)	$0.01

Stock options and stock warrants to purchase 1,844,149 and 4,363,225 shares of common stock, respectively, were not considered in computing diluted net (loss) income per share for the three months ended June 30, 2008, and stock options and stock warrants to purchase 911,068 and 238,723 shares of common stock, respectively, were not considered in computing diluted net (loss) income per share for the three months ended June 30, 2007, because they were antidilutive.

Note 10 - Warrants

As of June 30, 2008, the Company had outstanding warrants to purchase 4,363,225 shares of common stock, including Class A, D, E, F, G warrants and other warrants.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the warrants to purchase shares of common stock of the Company as of June 30, 2008 and December 31, 2007, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	June 30, 2008	December 31, 2007
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	4,649,074	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,399,506	1,399,506
Warrants Outstanding		14,075,419	14,075,419

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis presents a review of the consolidated operating results of Sun American Bancorp (the “Company”) and its bank subsidiary, Sun American Bank (the “Bank”), for the six months ended June 30, 2008 and June 30, 2007, respectively, and the financial condition of the Company at June 30, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

As of June 30, 2008, the Company had total assets of $648.8 million, net loans of $485.4 million, deposits of $466.1 million and stockholders’ equity of $94.1 million.

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

EXECUTIVE OVERVIEW

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. The Company’s financial results for the first six months of 2008 when compared to the first six months of 2007 reflect the impact of higher provisions for loan losses and margin compression, but partially offset by lower non-interest expenses. The Company is reporting non-performing assets of $16.7 million at June 30, 2008 versus $7.3 million at December 31, 2007, and $7.9 million at June 30, 2007. The Company did manage to reduce certain non-performing assets of approximately $3.3 million during the first half of 2008 but added others. The Company is working aggressively to resolve issues related to clients who are, or who may in the future, experience loan performance issues. Initiatives include work outs, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they amplify. The Company wants to work with its borrowers to provide solutions that work in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly and more than likely they will continue throughout 2008.

The allowance for loan losses at June 30, 2008 was $9.0 million and represented 1.83% of total loans. Management will continue to monitor the adequacy of our loan loss provisions in conjunction with the current economic conditions in South Florida and believes that increasing the reserve allowance to the current level was the most prudent and conservative position for the Company to take at this time.

The Bank is in a “Well Capitalized” position at June 30, 2008, with Tier 1 Capital of $51.6 million and a corresponding ratio of Tier 1 capital to risk weighted assets of 9.74%. The Bank's Tier 1 Leverage ratio was 8.87%, and the total capital ratio was 10.99%. Capital preservation is a primary focus for the Bank during this period and we intend to remain well capitalized.

We continue to undertake a number of initiatives to improve the performance of the Company which include the development of new business. We have shown that we are able to grow the Bank’s loan portfolio and the deposit base in a very significant manner during the first half of the year. In addition, during the first half of the year we reduced our operating costs by 4.2%.

LIQUIDITY AND CAPITAL RESOURCES

Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida continues to develop and faces intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market and NOW accounts can quickly adjust the level of deposits. In the first six months of 2008, deposits increased $85.4 million or 22% from the end of 2007.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2008, the Bank had $40 million of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

See note 6 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at June 30, 2008, consisted of $15.4 million in cash and cash equivalents and $5.4 million in available-for-sale investments, for a total of $20.8 million, compared to a total of $13.9 million at year-end 2007.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Silverton Bank of Atlanta, Georgia. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $20.0 million. There were no borrowings under this line of credit at June 30, 2008. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $8.0 million with Silverton Bank. The Company has drawn $7.5 million against this line of credit as of June 30, 2008 principally to fund its stock repurchase program and infuse capital into the Bank. See note 7 to the Company’s Consolidated Financial Statements for additional information regarding this line of credit.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2008 TO JUNE 30, 2008

FINANCIAL CONDITION

Total assets increased by $70.9 million, or 12%, to $648.8 million at June 30, 2008 from $577.9 million at December 31, 2007. The increase was primarily due to increases in net loans, securities held to maturity, and federal funds sold.

Net loans receivable increased by $45.4 million, or 10%, to $485.4 million at June 30, 2008, from $440.0 million at December 31, 2007. The increase was due to organic growth of the Bank’s loan portfolio during the first half of 2008.

Securities held to maturity increased by $21.2 million to $71.5 million at June 30, 2008 from $50.3 million at December 31, 2007. The increase was primarily due to the execution of a leveraged investment strategy that added $29.7 million of government sponsored enterprises securities. This was partially offset by $23.8 million of securities called or matured. Other securities purchases were approximately $15.0 million.

Federal funds sold at June 30, 2008 were $5.3 million compared to zero at December 31, 2007. Federal funds sold are available liquidity waiting to be deployed into higher yielding assets or to paydown maturing liabilities.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $9.0 million at June 30, 2008, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

At December 31, 2007, the allowance for loan losses was $6.5 million. During the six months ended June 30, 2008, the Company recorded $4.0 million of provision for loan losses. Net charge-offs amounted to $1.5 million. Collectively, these items result in a $9.0 million allowance for loan losses at June 30, 2008. The charge-offs were primarily related to loans financing the development and construction of residential property and home equity lines of credit. While these loans were well collateralized when they were made, the market value of the underlying collateral had declined significantly.

The Bank’s impaired assets were $32.0 million at June 30, 2008, or 6.5% of total gross loans, compared to $12.0 million at December 31, 2007, or 2.7% of total gross loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company’s nonperforming assets are as follows:

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and OREO. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

Non-accrual loans:
Commercial	$416	$217
Commercial real estate	15,283	6,313
Residential real estate	480	158
Accrual loans past due 90 days or more:
Residential real estate	139	—
OREO	414	587
Total nonperforming assets	$16,732	$7,275

Total nonperforming assets have increased during the six months ended June 30, 2008 from December 31, 2007 by $9.5 million. The total of $16.7 million at June 30, 2008, consists of 22 loans in various stages of resolution and two foreclosed property for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. The total of $7.3 million at December 31, 2007, consisted of ten loans and three foreclosed properties. The Company sold $3.3 million of non-performing assets consisting of one loan and four foreclosed properties at a net loss of approximately $19,000. New non-performing assets during the first half of 2008 amounted to $12.8 million.

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit were $86.0 million and $63.3 million and standby letters of credit were $1.4 million and $1.5 million at June 30, 2008, and December 31, 2007, respectively.

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

LIABILITIES

Liabilities increased $74.6 million, or 16%, to $554.7 million at June 30, 2008 from $480.1 million at December 31, 2007 primarily due to an increase in deposits, securities sold under agreements to repurchase, and notes payable, partially offset by a decrease in advances due to the Federal Home Loan Bank of Atlanta.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $466.1 million at June 30, 2008 from $380.7 million at December 31, 2007. The increase of 22% during the first six months of 2008 is due to a focused business development effort to support earning asset growth.

The Bank continues to further develop its niche in the small and medium size businesses, condo associations, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, Palm Beach County, and Martin County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

The following is a summary of the distribution of deposits:

Deposits	June 30, 2008	December 31, 2007
	(In thousands)
NOW accounts	$55,020	$76,030
Money market accounts	47,888	59,711
Savings accounts	28,593	24,670
Certificates of deposit under $100,000	172,528	79,559
Certificates of deposit $100,000 and more	106,781	90,638
Total interest-bearing deposits	410,810	330,608
Non-interest bearing deposits	55,318	50,099
Total deposits	$466,128	$380,707

Declines in money market and NOW accounts reflect management's strategy not to compete with higher rate paying competitors. The Bank was able to more than offset this decline as well as supporting asset growth during the period by raising core certificate of deposit balances which were more cost effective than non-maturity deposits. Brokered deposits are included in the certificate of deposit under $100,000 category. Brokered deposits were $24.6 million and $24.1 million at June 30, 2008 and December 31, 2007, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at June 30, 2008 were $37.6 million compared to $15.0 million at December 31, 2007, an increase of $22.6 million or 151%. These repurchase agreements are secured by securities held by the bank. The increase was primarily due to the execution of a $30 million leveraged investment strategy.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $40.0 million at June 30, 2008, compared to $78.0 million at December 31, 2007. See Financial Statement Footnote No.6.

NOTES PAYABLE

Notes payable at June 30, 2008 were $7.5 million compared to $2.7 million at December 31, 2007, an increase of $4.8 million or 179%. The increase in notes payable was mostly used to fund the stock repurchase program and to infuse capital into the bank.

CAPITAL

The Company’s total stockholders’ equity was $94.1 million at June 30, 2008, a decrease of $3.7 million, or 4%, from $97.8 million at December 31, 2007. This decrease was mostly due to the net loss of $2.5 million during the first half of 2008 and to repurchases of common shares by the Company of approximately $1.6 million.

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

The Company and the Bank’s capital ratios at June 30, 2008 and December 31, 2007 are listed below:

Capital Ratios	June 30, 2008	December 31, 2007	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	9.67%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	8.41%	10.52%	>4%	>6%
Tier 1 leverage capital	7.66%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.99%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	9.74%	11.02%	>4%	>6%
Tier 1 leverage capital	8.87%	9.75%	>4%	>5%

Based upon these ratios, the Bank is considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

The Company reported a net loss of $2.5 million for the six months ended June 30, 2008 compared to net income of $216,000 for the six months ended June 30, 2007. The reduced results for the six months ended June 30, 2008 are attributed mostly to higher provision for loan losses and margin compression, partially offset by lower non-

interest expenses. Basic and diluted net loss per share was $0.24 for the six months ended June 30, 2008. Basic and diluted net income per share were $0.02 for the six months ended June 30, 2007.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2008 was $9.8 million compared to $10.4 million for the six months ended June 30, 2007, a decrease of $567,000, or 5%. Interest earning assets and interest bearing liabilities increased from the previous year due to organic growth during the past year. However, a decline in loan yields exceeded the decline in the overall cost of funds resulting in net interest margin compression.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the six months ended June 30,
	2008			2007
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$70,975	$2,062	5.83%	$66,535	$1,707	5.17%
Federal funds sold and other	7,542	99	2.63	18,276	469	5.17
Loans:
Commercial loans (2)	33,054	1,118	6.78	33,661	1,530	9.17
Commercial mortgage loans (2)	307,893	10,944	7.13	246,996	10,695	8.73
Consumer loans (2)	5,222	198	7.60	4,601	199	8.73
Residential mortgage loans (2)	78,312	2,772	7.10	85,224	3,667	8.68
Home equity and other loans (2)	31,154	1,030	6.63	19,509	711	7.35
Total loans	455,635	16,062	7.07	389,991	16,802	8.69
Total interest earning assets	534,152	18,223	6.84	474,802	18,978	8.06
Non-interest earning assets	73,579			59,875
Total	$607,731			$534,677
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$68,532	886	2.59	$95,538	1,939	4.09
Money Market accounts	54,351	890	3.29	49,335	1,026	4.19
Savings accounts	26,931	417	3.10	12,157	193	3.20
Certificates of deposit	203,550	4,617	4.55	183,547	4,734	5.20
Total interest-bearing deposits	353,364	6,810	3.87	340,577	7,892	4.67
Federal funds purchased and securities sold under repurchase agreement	22,716	368	3.25	3,794	81	4.32
Federal Home Loan Bank advances	74,516	1,159	3.12	25,891	651	5.07
Notes payable	3,897	99	5.07	—	—	—
Total interest bearing liabilities	454,493	8,436	3.72	370,262	8,624	4.70
Non-interest bearing liabilities	56,235			68,655
Stockholders' equity	97,003			95,760
Total	$607,731			$534,677
Net Interest income and yield on net interest-earning assets		$9,787	3.67%		$10,354	4.40%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Includes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from available-for-sale and held-to-maturity securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock increased by $355,000, or 21%, to $2.1 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007, due primarily to a 66 basis point increase in yield from 2007 and by an increase of $4.4 million, or 7%, in average volume of investments. The increase in yield is partially due to accelerated accretion of discount on called securities.

Income from federal funds sold and interest earning deposits decreased by $370,000, or 79%, to $99,000 for the six months ended June 30, 2008 from $469,000 for the six months ended June 30, 2007, due primarily to a 254 basis point decrease in overnight rates compared to the same period in 2007 and by a decrease of $10.7 million, or 59%, in average federal funds sold.

Interest and fees on loans decreased by $740,000, or 4%, in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease in loan income was due to lower interest yields of about 162 basis points when comparing the six months ended June 30, 2008 versus the six months ended June 30, 2007, but partially offset by more loan income derived from an increase in total average loan balances outstanding of $65.6 million from $390.0 million for the six months ended June 30, 2007 to $455.6 million at June 30, 2008. The increase in the average balance of loans was primarily due to increasing loan origination. The yield on all interest-earning assets was 6.84% for the six months ended June 30, 2008, a 122 basis point decrease from 8.06% for the six months ended June 30, 2007.

Total interest expense decreased $188,000, or 2% to $8.4 million for the six months ended June 30, 2008 as compared to $8.6 million for the six months ended June 30, 2007. The decrease in interest expense was primarily the result of a lower cost of funds of approximately 98 basis points on a year over year basis, partially offset by more interest expense generated by an increase in average interest bearing liabilities of $84.2 million, or 23%, to $454.5 million for the six months ended June 30, 2008 from $370.3 million for the same period in 2007. The increase in total interest bearing liabilities was achieved in order to fund earning assets growth.

NON-INTEREST INCOME

Total non-interest income increased $23,000, or 2%, to $996,000 for the six months ended June 30, 2008 from $973,000 for the six months ended June 30, 2007. The increase in service charges on deposit accounts was primarily due to the additional accounts that were acquired in March 2007 as a result of the merger with Independent Community Bank.

NON-INTEREST EXPENSE

Total non-interest expense decreased by $461,000, or 4%, to $10.5 million for the six months ended June 30, 2008 period from $11.0 million for the six months ended June 30, 2007.

The largest component of non-interest expense was salaries and employee benefits which amounted to $4.9 million for the six months ended June 30, 2008, compared to $5.1 million for the same period in 2007. The decrease is partly due to certain employees of both Beach Bank and Independent Community Bank that were employed for part of 2007 to support the systems integration of the Bank but were not subsequently retained. In addition, other cost reduction initiatives undertaken during the second half of 2007 helped to reduce salary and benefits expense. As of June 30, 2008, the number of full time equivalent employees was 127 compared to 142 as of June 30, 2007.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $2.7 million for the six months ended June 30, 2008 compared to $2.8 million for the six months ended June 30, 2007. The decrease is due to a one-time charge of $292,000 for obsolete fixed assets taken during the second quarter of 2007. This was partially offset by the cost for the one branch acquired in the Independent Community Bank merger.

Other expenses decreased $75,000 to $2.9 million for the six months ended June 30, 2008, as compared to $3.0 million for the six months ended June 30, 2007. Data and item processing and professional fees were lower in 2008 because 2007 included non-recurring items for conversion costs for both the Beach Bank and Independent Community Bank acquisition of $199,000 and a charge of $77,000 to settle a litigation claim. Insurance expense increased by $39,000 for the six months ended June 30, 2008 mostly due to higher FDIC assessments. Amortization of intangibles increased by $77,000 due to the increased intangible asset acquired in the Independent Community

Bank transaction and other expenses included about $145,000 of OREO expenses in the first half of 2008 compared to $47,000 in 2007.

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

Provision for loan loss was $4.0 million for the six months ended June 30, 2008, compared to a recovery of $198,000 for the same period in 2007. The increase in provision for loan losses is in response to rising non-performing assets associated with collateral dependent commercial real estate loans.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

The income tax benefit was $1.3 million for the six months ended June 30, 2008, compared to $285,000 of tax expense for the same period in 2007. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income/loss before income taxes due to non-deductible incentive stock option expense of $272,000 and $229,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The Company reported a net loss of $2.5 million for the three months ended June 30, 2008 compared to net income of $119,000 for the three months ended June 30, 2007. Basic and diluted net loss per share was $0.24 for the three months ended June 30, 2008. Basic and diluted net income per share was $0.01 for the three months ended June 30, 2007.

The change in the results of operations from the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due to higher provision for loan losses and margin compression, partially offset by lower non-interest expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended June 30, 2008 was $5.0 million compared to $5.5 million for the three months ended June 30, 2007, a decrease of $422,000, or 8%. Income from loans (including fees), interest earning deposits, available-for-sale and held-to-maturity securities, federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock decreased by $1.2 million, or 12%, to $9.0 million for the three months ended June 30, 2008 from $10.2 million for the three months ended June 30, 2007, mostly due to a decline in overall loan yields.

Total interest expense decreased $776,000, or 16%, to $4.0 million for the three months ended June 30, 2008 as compared to $4.8 million for the three months ended June 30, 2007. The decrease in interest expense was primarily the result of a lower cost of funds on a year over year basis, partially offset by more interest expense generated by an increase in average interest bearing liabilities.

NON-INTEREST INCOME

Total non-interest income decreased $63,000, or 13%, to $427,000 for the three months ended June 30, 2008 from $490,000 for the three months ended June 30, 2007. This decrease was due to lower fees derived from non sufficient funds (NSF) and uncollected funds service charges and the discontinuation of wealth management services.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended June 30, 2008 decreased by $581,000, or 10%, to $5.3 million from $5.9 million for the three months ended June 30, 2007.

Salaries and employee benefits were $2.4 million for the three months ended June 30, 2008 compared to $2.7 million for the three months ended June 30, 2007, for a decrease of $227,000 or 9%. The decrease is partly due to certain employees of Independent Community Bank that were employed for part of 2007 to support the systems integration of the Bank but were not subsequently retained. In addition, other cost reduction initiatives undertaken during the second half of 2007 helped to reduce salary and benefits expense. As of June 30, 2008, the number of full time equivalent employees was 127 compared to 142 as of June 30, 2007.

Occupancy and equipment expenses were $1.4 million for the three months ended June 30, 2008 compared to $1.6 million for the three months ended June 30, 2007. The decrease is due to a one-time charge of $292,000 for obsolete fixed assets taken during the second quarter of 2007.

Other expenses decreased by $56,000 to $1.5 million for the three months ended June 30, 2008, as compared to $1.6 million for the three months ended June 30, 2007. Data and item processing was lower in 2008 because 2007 included a non-recurring item for conversion costs for the Independent Community Bank acquisition of $52,000. Professional fees reflect lower costs in 2008 for audit and Sarbanes-Oxley services. Insurance expense increased by $23,000 for the three months ended June 30, 2008 mostly due to higher FDIC assessments. Other expenses included about $73,000 of OREO expenses in the second quarter of 2008 compared to $47,000 in the second quarter of 2007.

PROVISION FOR LOAN LOSSES

Provision for loan loss was $4.0 million for the three months ended June 30, 2008, compared to a recovery of $198,000 for the same period in 2007. The increase in provision for loan losses is in response to rising non-performing assets associated with collateral dependent commercial real estate loans.

PROVISION FOR INCOME TAXES

The income tax benefit was $1.4 million for the three months ended June 30, 2008, compared to $163,000 of tax expense for the same period in 2007. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income/loss before income taxes due to non-deductible incentive stock option expense of $130,000 and $116,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

April 2008	10,110	$4.48	273,508	726,492
May 2008	109,260	$3.49	382,768	617,232
June 2008	12,606	$2.97	395,374	604,626

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

The 2008 Annual Stockholders Meeting (the “Annual Meeting”) was held on June 18, 2008. The first item for consideration was the re-election of directors. Directors Michael E. Golden, James F. Partridge, and Alberto Valle were re-elected to serve as Class III directors of the Company each to serve for a term of three years until the Company’s 2011 annual meeting of stockholders by the following votes:

	For	Withheld
Michael E. Golden	7,192,877	1,109,553
James F. Partridge	7,161,622	1,140,808
Alberto Valle	7,161,622	1,140,808

The second item for consideration was a proposal to approve an amendment to our Amended and Restated 2005 Stock Option and Stock Incentive Plan to (i) increase the aggregate number of shares reserved for issuance under the plan from 1,600,000 to 2,000,000, and (ii) increase from 1,200,000 to 1,500,000 the number of shares reserved under the plan for grants of incentive stock options. The proposal passed with 65% of the votes cast in favor.

For	Against	Abstain
3,463,289	1,749,902	78,755

The third item for consideration was to ratify the Board of Directors’ decision to engage Carr, Riggs & Ingram, LLC as independent registered public accountants of the Company for the 2008 fiscal year. The results of the shareholder voting were as follows:

For	Against	Abstain
7,350,715	924,475	27,238

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

Exhibit No.	Description
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

August 11, 2008	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 11, 2008	By:	/s/ ROBERT NICHOLS
Robert Nichols Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002