Form 10-Q
period 2008-09-30
Sun American Bancorp
filed 2008-11-07
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2008:

10,230,466 shares of Common Stock, par value $0.025 per share.

Table of Contents

Part I. Financial Information

Item 1.       Financial Statements (unaudited)

3

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND
DECEMBER 31, 2007

3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007

4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

29

Item 4.       Controls and Procedures

31

Part II. Other Information

Item 1.       Legal Proceedings

32

Item 1A.    Risk Factors

32

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.       Defaults Upon Senior Securities

33

Item 4.       Submission of Matters to a Vote of Security Holders

33

Item 5.       Other Information

34

Item 6.       Exhibits

36

SIGNATURES

37

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from financial institutions	$8,846,635	$8,109,917
Federal funds sold	10,975,000	—
Total cash and cash equivalents	19,821,635	8,109,917
Securities available for sale	210,399	5,778,655
Securities held to maturity (fair value 2008 - $75,772,304, 2007 - $50,940,402)	76,034,238	50,306,758
Loans, net of allowance for loan losses of $7,603,311 and $6,503,508	488,470,212	439,961,953
Federal Reserve Bank stock	3,018,150	3,180,900
Federal Home Loan Bank stock	3,740,600	4,658,500
Accrued interest receivable	2,546,951	2,698,469
Premises and equipment, net	10,330,583	11,211,441
Goodwill	42,270,885	42,362,255
Intangibles	2,085,911	2,719,538
Other assets	7,298,487	6,884,053
	$655,828,051	$577,872,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$52,259,750	$50,098,536
Interest bearing	404,436,925	330,608,180
Total deposits	456,696,675	380,706,716
Securities sold under agreements to repurchase	34,841,687	14,983,655
Federal Home Loan Bank advances	60,000,000	78,000,000
Notes payable	7,528,871	2,703,155
Accrued expenses and other liabilities	3,491,224	3,660,365
Total liabilities	562,558,457	480,053,891

Minority interest	26,566	27,359
Stockholders’ equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized: Series A - 93,750 subscribed but not issued at September 30, 2008 None issued and outstanding at December 31, 2007	375,000	—
Common stock, $.025 par value; 20,000,000 shares authorized; 10,934,944 issued and 10,230,466 shares outstanding at September 30, 2008, 10,934,944 issued and 10,632,434 shares outstanding at December 31, 2007	273,374	273,374
Additional paid-in capital	106,576,319	105,728,957
Accumulated deficit	(9,808,825)	(6,025,754)
Treasury stock, 704,478 shares at September 30, 2008, 302,510 shares at December 31, 2007	(3,574,046)	(1,990,641)
Accumulated other comprehensive loss	(598,794)	(194,747)
Total stockholders’ equity	93,243,028	97,791,189
	$655,828,051	$577,872,439

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$23,913,370	$25,498,880
Securities	3,189,767	2,642,216
Federal funds sold and other	109,826	711,630
	27,212,963	28,852,726
Interest expense:
Deposits	10,223,451	12,647,249
Federal Home Loan Bank advances	1,521,421	854,206
Other	857,146	118,869
	12,602,018	13,620,324

Net interest income before provision for loan losses	14,610,945	15,232,402
Provision for loan losses	6,199,439	155,694

Net interest income after provision for loan losses	8,411,506	15,076,708

Non-interest income:
Service charges on deposit accounts	1,236,931	1,229,347
Other income	164,226	239,768
Net losses on sales of securities	—	(11,540)
	1,401,157	1,457,575

Non-interest expenses:
Salaries and employee benefits	7,242,598	7,840,514
Occupancy and equipment	4,052,099	4,300,746
Data and item processing	666,841	919,278
Professional fees	755,147	979,218
Insurance	443,795	426,654
Advertising	92,025	75,161
Amortization of intangible assets	606,127	564,591
Other	1,689,420	1,585,064
	15,548,052	16,691,226

Loss before income taxes and minority interest	(5,735,390)	(156,943)

Minority interest in net loss of subsidiary	690	(15,975)

Loss before (benefit from) provision for income taxes	(5,734,700)	(172,918)
(Benefit from) provision for income taxes	(1,951,628)	78,403
Net loss	$(3,783,071)	$(251,321)

Basic net loss per share	$(0.37)	$(0.02)
Diluted net loss per share	$(0.37)	$(0.02)
Weighted average shares outstanding, basic	10,310,616	10,754,472
Weighted average shares outstanding, diluted	10,310,616	10,754,472

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$7,851,286	$8,697,131
Securities	1,127,918	935,507
Federal funds sold and other	11,085	242,668
	8,990,289	9,875,306
Interest expense:
Deposits	3,413,080	4,755,384
Federal Home Loan Bank advances	362,331	203,887
Other	390,871	37,546
	4,166,282	4,996,817

Net interest income before provision for loan losses	4,824,007	4,878,489
Provision for loan losses	2,200,235	353,694

Net interest income after provision for loan losses	2,623,772	4,524,795

Non-interest income:
Service charges on deposit accounts	402,276	419,341
Other income	3,084	76,026
Net losses on sales of securities	—	(10,603)
	405,360	484,764

Non-interest expenses:
Salaries and employee benefits	2,352,855	2,701,654
Occupancy and equipment	1,341,266	1,453,027
Data and item processing	180,623	271,373
Professional fees	260,876	339,846
Insurance	139,555	161,572
Advertising	31,977	21,618
Amortization of intangible assets	193,907	229,855
Other	497,906	502,240
	4,998,965	5,681,185

Loss before income taxes and minority interest	(1,969,833)	(671,626)

Minority interest in net loss of subsidiary	247	(2,440)

Loss before benefit from income taxes	(1,969,586)	(674,066)
Benefit from income taxes	(646,694)	(206,976)
Net loss	$(1,322,892)	$(467,090)

Basic net loss per share	$(0.13)	$(0.04)
Diluted net loss per share	$(0.13)	$(0.04)
Weighted average shares outstanding, basic	10,194,303	10,855,621
Weighted average shares outstanding, diluted	10,194,303	10,855,621

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,393,919	$620,978

Cash flows from investing activities:
Sales of available for sale securities	—	5,341,581
Sales of held to maturity securities	—	788,002
Maturities and pay-downs of available for sale securities	1,378	327,711
Maturities and pay-downs of held to maturity securities	25,220,216	3,411,812
Purchases of held to maturity securities	(45,692,360)	(10,004,688)
Net sales (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	1,080,650	(2,109,750)
(Increase) decrease in net loans	(51,569,466)	18,889,244
Cash equivalents acquired from Independent Community Bank	—	35,156,280
Cash paid for Independent Community Bank	—	(18,980,752)
Purchase of premises and equipment	(182,108)	(2,468,663)
Net cash (used) provided by investing activities	(71,141,690)	30,350,777

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	19,858,032	(997,648)
Net (decrease) increase in Federal Home Loan Bank advances	(18,000,000)	15,000,000
Net increase (decrease) in deposits	75,989,959	(89,229,255)
Increase in notes payable	4,825,716	—
Proceeds from preferred stock subscriptions	375,000	—
Proceeds from exercise of warrants	—	113,750
Proceeds from exercise of stock options	—	12,956
Common stock issuance costs	—	(112,818)
Purchases of treasury shares	(1,583,405)	(631,575)
Buyback of Class C Warrants	—	(517,500)
Payment for fractional shares upon reverse stock split	—	(3,804)
Repurchase of warrants costs	(5,813)	—
Net cash provided (used) by financing activities	81,459,489	(76,365,894)

Net change in cash and cash and equivalents	11,711,718	(45,394,139)

Cash and cash equivalents at beginning of period	8,109,917	56,415,379

Cash and cash equivalents at end of period	$19,821,635	$11,021,240

Supplemental cash flow information:
Interest paid	$12,354,187	$13,143,649
Income taxes paid	$—	$245,000
Transfer of loans to real estate owned	$767,405	$—
Fair value of noncash assets acquired	$—	$145,841,000
Fair value of liabilities assumed	$—	$138,776,000
Fair value of common stock issued	$—	$22,016,000

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008 and 2007

	Subscribed but not issued Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2007	$—	$231,766	$87,407,548	$(2,915,439)	$—	$(209,938)	$84,513,937
Issuance of 1,630,813 shares of common stock	—	40,770	21,862,390	—	—	—	21,903,160
30,000 warrants exercised	—	300	113,450	—	—	—	113,750
1,760 stock options exercised	—	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	—	500	(500)	—	—	—	—
Recognition of stock-based compensation expense	—	—	765,836	—	—	—	765,836
Payment for fractional shares upon reverse stock split	—	(6)	(3,798)	—	—	—	(3,804)
Treasury stock, 72,570 shares	—	—	—	—	(631,575)	—	(631,575)
Buyback of Class C warrants	—	—	(517,500)	—	—	—	(517,500)
Net loss, unrealized gain on securities available for sale, net of tax, and total comprehensive loss	—	—	—	(251,321)	—	(54,009)	(305,330)
Balance at September 30, 2007	$—	$273,324	$109,640,338	$(3,166,760)	$(631,575)	$(263,947)	$105,851,430

Balance at January 1, 2008	$—	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Subscription for 93,750 shares of preferred stock	375,000	—	—	—	—	—	375,000
Buyback of warrants costs	—	—	(5,813)	—	—	—	(5,813)
Purchase of 401,968 shares of treasury stock	—	—	—	—	(1,583,405)	—	(1,583,405)
Recognition of stock-based compensation expense	—	—	853,175	—	—	—	853,175
Net loss, unrealized loss on securities available for sale, net of tax, and total comprehensive loss	—	—	—	(3,783,071)	—	(404,047)	(4,187,118)
Balance at September 30, 2008	$375,000	$273,374	$106,576,319	$(9,808,825)	$(3,574,046)	$(598,794)	$93,243,028

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Throughout this document, references to “the Company” mean Sun American Bancorp or to Sun American Bancorp and its subsidiary Sun American Bank. References to “the Bank” mean Sun American Bank only.

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2007 (the goodwill impairment testing date), the fair value of its reporting unit was greater than its carrying value; therefore, goodwill was not impaired. If the fair value of the reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to determine the fair value of all assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1 - Critical Accounting Policies - Continued

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants with exercise prices that are less than fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue shares for stock option exercises and restricted stock from available treasury shares to the extent available. Options vest in equal installments over a five-year period. At September 30, 2008, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 88,600 shares remained available for issuance at September 30, 2008. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 131,304 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1.5 million shares allocated to incentive stock options. At September 30, 2008, 617,440 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date September 30, 2008		Full Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,482,869	$8.62	1,243,589	$9.88
Granted	595,800	3.29	328,280	12.73
Exercised	—	—	(1,760)	7.36
Forfeited or expired	(154,549)	9.97	(87,240)	10.33
Outstanding at end of period	1,924,120	$8.30	1,482,869	$10.48
Options exercisable at end of period	818,592	$9.14	719,885	$8.62

The aggregate intrinsic value for stock options outstanding and options exercisable at September 30, 2008, was zero. The weighted average remaining contractual term of stock options outstanding and options exercisable at September 30, 2008, was 7.6 years and 6.2 years, respectively.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1 - Critical Accounting Policies – Continued

Stock Compensation - Continued

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the historical volatility of the Company’s common stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Black-Scholes assumptions	Nine Months Ended September 30, 2008	Year Ended December 31, 2007

Risk-free interest rate	3.90%	4.78%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	55%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	$1.98	$4.28

Stock option compensation expense was $840,000 for the nine months ended September 30, 2008 compared to $766,000 for the same period in 2007.

As of September 30, 2008, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Nine Months Ended September 30, 2008
	Shares	Average Market Price at Grant

Outstanding at beginning of year	52,000	$13.10
Vested	(12,000)	13.10
Outstanding at end of period	40,000	$13.10

As of September 30, 2008, there was $441,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 2 - Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included and all such adjustments have occurred through normal business operations. Operating results for the nine month periods ended September 30, 2008 and September 30, 2007, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2008.

In September 2006, SFAS No. 157, “Fair Value Measurements (“SFAS 157”),” was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, “Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”),” was issued. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In December 2007, Business Combinations (“SFAS 141(R)”) was issued. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) was issued. SFAS 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Assets measured at fair value are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$210,399	—	$210,399	—

Impaired loans	$40,825,839	—	$40,825,839	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $41.0 million, with a valuation allowance of $2.1 million. Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment.

Note 5 - Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Nine months ended September 30,
	2008	2007

Balance, beginning of year	$6,503,508	$3,052,638
Total charge-offs	(5,261,502)	(56,156)
Recoveries	161,866	86,100
Effect of acquisition	—	906,600
Provision for loan losses	6,199,439	155,694
Allowance balance at end of period	$7,603,311	$4,144,876

Gross loans	$496,073,523	$439,157,790

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 5 - Analysis of Allowance for Loan Losses - Continued

	Three months ended September 30,
	2008	2007

Balance, beginning of period	$9,036,265	$3,753,156
Total charge-offs	(3,633,727)	(3,785)
Recoveries	538	41,811
Provision for loan losses	2,200,235	353,694
Allowance balance at end of period	$7,603,311	$4,144,876

Impaired loans were as follows:

	September 30,	December 31,
	2008	2007

Loans with no allocated allowance for loan losses	$31,580,424	$6,698,010
Loans with allocated allowance for loan losses	9,245,415	5,260,367
Impaired loans at end of period	$40,825,839	$11,958,377
Amount of the allowance for loan losses allocated	$2,083,809	$1,491,893

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Nonperforming loans generally represent loans on which the payment of principal and / or interest has been discontinued. Impaired loans represent loans for which the supporting collateral values have declined to levels deemed insufficient to provide a reliable source of repayment.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007

Over 90 days past due and still accruing	$139,284	$—
Nonaccrual loans	18,519,975	6,687,676
Other real estate owned	414,530	587,063
Repossessions	352,875	—
Total nonperforming assets	$19,426,664	$7,274,739

Nonperforming assets at September 30, 2008 were 2.96% of total assets, an increase from the corresponding December 31, 2007 ratio of 1.26%. Nonperforming assets at September 30, 2008 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 6 - Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2008 and December 31, 2007 were as follows:

September 30, 2008	December 31, 2007	Maturity Date	Interest Rate
2,000,000	2,000,000	December, 2008	3.87
10,000,000	—	September, 2009	3.27
16,000,000	—	January, 2010	3.20
5,000,000	—	January, 2010	3.18
10,000,000	—	March, 2010	3.69
5,000,000	—	March, 2010	2.46
5,000,000	—	April, 2010	3.27
7,000,000	—	June, 2011	3.91
—	12,000,000	January, 2008	4.54
—	12,000,000	January, 2008	4.52
—	7,000,000	January, 2008	4.49
—	5,000,000	January, 2008	4.52
—	17,000,000	January, 2008	4.60
—	5,000,000	January, 2008	4.67
—	12,000,000	January, 2008	4.64
—	5,000,000	January, 2008	4.58
—	1,000,000	March, 2008	5.51
$60,000,000	$78,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Note 7 – Notes Payable

The following is a summary of notes payable as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Note Payable to Independent Bankers Bank, borrowed under a $2,000,000 line of credit due February 2010, plus interest payable quarterly at Prime Rate minus 1%,
secured by 99.97% of the outstanding Sun American Bank stock	$—	$1,750,000

Note Payable to Independent Bankers Bank, borrowed under a $3,000,000 line of credit due June 2008, plus interest payable quarterly at Prime Rate minus 1%,
and cross collateralized and cross defaulted to note above	—	953,155

Note Payable to Silverton Bank, borrowed under a $8,000,000 line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%,
secured by 99.97% of the outstanding Sun American Bank stock	7,528,871	—

Total notes payable	$7,528,871	$2,703,155

Interest rate	4.00%	6.25%

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 7 – Notes Payable - Continued

On January 7, 2008, the Company replaced the two notes due to Independent Bankers Bank with a new $8,000,000 line of credit from Silverton Bank. The new line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.97% of the outstanding Sun American Bank stock.

The Bank maintains an unsecured line of credit of $20.0 million with Silverton Bank to meet interim liquidity needs. There were no borrowings outstanding under this unsecured line of credit as of September 30, 2008.

On September 25, 2008, the Company received a notice of default with right to cure from Silverton Bank, notifying the Company that it was out of compliance with three loan covenants contained in the loan agreement as follows:

1.

Non-performing assets shall not exceed 2.25% of gross loans. The Company was at 3.91% at September 30, 2008.

2.

The Company shall maintain a debt service coverage of at least 1.25%. The Company had a loss in the nine month period ended September 30, 2008.

3.

The Company shall maintain regulatory approval to pay dividends from the Bank to Sun American Bancorp. The Company does not meet the State regulatory requirements to pay dividends because it has an accumulated deficit.

In accordance with the loan agreement, the non-compliance with the loan covenants represents an event of default. Silverton Bank has given the Company a sixty day period to cure these defaults. The Company is actively working to cure the events of default. In the event that the defaults remain uncured, Silverton Bank shall have remedies available to them including calling for repayment of the loan.

Note 8 - Capital and  Capital Adequacy

The Company’s and the Bank’s capital ratios at September 30, 2008 and December 31, 2007 are listed below.

Capital Ratios	September 30, 2008	December 31, 2007	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	9.38%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	8.13%	10.52%	>4%	>6%
Tier 1 leverage capital	7.38%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.68%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	9.42%	11.02%	>4%	>6%
Tier 1 leverage capital	8.55%	9.75%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at September 30, 2008.

In September 2008 the Company initiated a private placement offering for 1,250,000 Units of Series A Non-Cumulative Perpetual Preferred Stock and Class H Common Stock Purchase Warrants at $4.00 per Unit. During September 2008, the Company received subscriptions and proceeds to purchase 93,750 Units. The Units were issued on October 7, 2008.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 9 - Basic and Diluted Net Loss per Share

The following tables summarize the computation of basic and diluted loss per share attributable to holders of common stock.

Basic and Diluted	Nine months ended September 30,
	2008	2007

Net loss	$(3,783,071)	$(251,321)

Weighted average shares outstanding, basic	10,310,616	10,754,472
Weighted average shares outstanding, diluted	10,310,616	10,754,472
Basic net loss per share	$(0.37)	$(0.02)
Diluted net loss per share	$(0.37)	$(0.02)

The difference between basic and diluted weighted average shares outstanding is the dilutive impact of unexercised in-the-money stock options and warrants.

Stock options and stock warrants to purchase 1.9 million and 4.5 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the nine months ended September 30, 2008, and stock options and stock warrants to purchase 1.5 million and 5.1 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the nine months ended September 30, 2007, because they were antidilutive.

Basic and Diluted	Three months ended September 30,
	2008	2007

Net loss	$(1,322,892)	$(467,090)

Weighted average shares outstanding, basic	10,194,303	10,855,621
Weighted average shares outstanding, diluted	10,194,303	10,855,621
Basic net loss per share	$(0.13)	$(0.04)
Diluted net loss per share	$(0.13)	$(0.04)

Stock options and stock warrants to purchase 1.9 million and 4.5 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended September 30, 2008, and stock options and stock warrants to purchase 1.5 million and 5.1 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended September 30, 2007, because they were antidilutive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 10 - Warrants

As of September 30, 2008, the Company had outstanding 14.1 million warrants to purchase 4.5 million shares of common stock, including Class A, D, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of September 30, 2008 and December 31, 2007, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	September 30, 2008	December 31, 2007
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	4,649,074	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Other Warrants	0.4	1,399,506	1,399,506
Warrants Outstanding		14,075,419	14,075,419

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of the consolidated operating results of the Company and the Bank for the nine months ended September 30, 2008 and September 30, 2007, respectively, and the financial condition of the Company at September 30, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risk that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a decline in general economic conditions, and the possibility of recession could adversely affect our business, and (xii) lack of dividends, dilution and anti-takeover provisions in our Certificate of Incorporation and By-laws; and (xiii) the Company’s ability to re-establish compliance with specific loan covenants under its loan agreement with Silverton Bank N.A. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

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

As of September 30, 2008, the Company had total assets of $655.8 million, net loans of $488.5 million, deposits of $456.7 million and stockholders’ equity of $93.2 million.

The Company intends to continue to expand its business through internal growth. If opportunities arise that are deemed beneficial to the Company involving mergers and acquisitions, they will be considered. The Company intends to grow internally by adding to the loan portfolio and bringing in new deposits. The Company intends to take steps to improve its capital base to a “well capitalized” level.

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

EXECUTIVE OVERVIEW

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. The Company’s financial results for the first nine months of 2008 when compared to the first nine months of 2007 reflect the impact of higher provisions for loan losses and margin compression, but are partially offset by lower non-interest expenses. The Company is reporting non-performing assets of $19.4 million at September 30, 2008 versus $7.3 million at December 31, 2007, and $9.5 million at September 30, 2007. The Company is working aggressively to resolve issues related to clients who are, or who may in the future, experience loan performance issues. Initiatives include work outs, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they amplify. The Company works with its borrowers to provide solutions that are in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly and more than likely they will continue throughout 2008.

The allowance for loan losses at September 30, 2008 was $7.6 million, after booking chargeoffs of $5.3 million during the year. This represented 1.53% of total loans. Management will continue to monitor the adequacy of our loan loss provisions in conjunction with the current economic conditions in South Florida and believes that increasing the reserve allowance to the current level was the most prudent and conservative position for the Company to take at this time.

The Bank is in a “Well Capitalized” position at September 30, 2008, with Tier 1 Capital of $50.5 million and a corresponding ratio of Tier 1 capital to risk weighted assets of 9.42%. The Bank's Tier 1 Leverage ratio was 8.55%, and the total capital ratio was 10.68%. Capital preservation is a primary focus for the Bank during this period and it is our intention for the Bank to remain well capitalized.

We continue to undertake a number of initiatives to improve the performance of the Company which include the development of new business. We have shown that we are able to grow the Bank’s loan portfolio and the deposit base in a significant manner during the first nine months of the year. In addition, during the first nine months of the year we reduced our operating costs by $1.2 million or 7% compared to the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through its asset/liability management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations all of which are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida continues to develop and faces intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market and NOW accounts can quickly adjust the level of deposits. In the first nine months of 2008, deposits increased $76 million or 20% from the end of 2007.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2008, the Bank had $60 million of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 6 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at September 30, 2008, consisted of $19.8 million in cash and cash equivalents and $200,000 in available-for-sale investments, for a total of $20.0 million, compared to a total of $13.9 million at year-end 2007.

If additional liquidity is needed, the Bank has established a correspondent banking relationship with Silverton Bank of Atlanta, Georgia. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $20.0 million. There were no borrowings under this line of credit at September 30, 2008. Interest is calculated on any outstanding balance at the prevailing market federal funds rate. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank. Similarly, the Company maintains a separate secured line-of-credit of $8.0 million with Silverton Bank. The Company has drawn $7.5 million against this line of credit as of September 30, 2008 principally to fund its stock repurchase program and infuse capital into the Bank. See note 7 to the Company’s Consolidated Financial Statements for additional information regarding this line of credit.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 19, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.

The Company has not experienced any significant disruption of its liquidity availability to date. The Company currently has a number of contingent sources of liquidity that it may draw upon should it be required.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2008 TO SEPTEMBER 30, 2008

FINANCIAL CONDITION

Total assets increased by $77.9 million, or 13%, to $655.8 million at September 30, 2008 from $577.9 million at December 31, 2007. The increase was primarily due to increases in net loans, securities held to maturity, and federal funds sold.

Net loans receivable increased by $48.5 million, or 10%, to $488.5 million at September 30, 2008, from $440.0 million at December 31, 2007. The increase was due to organic growth of the Bank’s loan portfolio during the first nine months of 2008.

Securities held to maturity increased by $25.7 million to $76 million at September 30, 2008 from $50.3 million at December 31, 2007. The increase was primarily due to the execution of a leveraged investment strategy that added $29.7 million of government sponsored enterprises securities. This was partially offset by securities called or matured and by new securities purchases.

Federal funds sold at September 30, 2008 were $11 million compared to zero at December 31, 2007. Federal funds sold represent available liquidity waiting to be deployed into higher yielding assets or to pay down maturing liabilities.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $7.6 million at September 30, 2008, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The Bank has a detailed system of procedures to ensure comprehensive analysis of all factors pertinent to the evaluation of the adequacy of its loan loss allowance. The evaluation process includes analyzing general conditions in the local economy and historical loan losses as well as components within the portfolio itself to include: portfolio composition, concentrations, off-balance sheet risks, delinquencies and non-accrual loans, impaired assets, nonperforming assets and gross and net loan balances. In computing the adequacy of the loan loss allowance, management employs the following methodology:

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

At December 31, 2007, the allowance for loan losses was $6.5 million. During the nine months ended September 30, 2008, the Company recorded $6.2 million of provisions for loan losses. Net charge-offs amounted to $5.1 million. After net charge-offs, the allowance for loan losses at September 30, 2008 was $7.6 million. The charge-offs were primarily related to loans financing the development and construction of residential property and home equity lines of credit. While these loans were well collateralized when they were made, the market value of the underlying collateral had declined significantly.

The Bank’s impaired assets were $40.8 million at September 30, 2008, or 8.2% of total gross loans, compared to $12.0 million at December 31, 2007, or 2.7% of total gross loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2008 and December 31, 2007.

The Company’s nonperforming assets are as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)

Non-accrual loans:
Commercial	$—	$217
Commercial real estate	18,520	6,313
Residential real estate	—	158
Accrual loans past due 90 days or more:
Residential real estate	139	—

OREO	415	587
Repossession	353	—
Total nonperforming assets	$19,427	$7,275

Total nonperforming assets have increased during the nine months ended September 30, 2008 from December 31, 2007 by $12.1 million. The total of $19.4 million at September 30, 2008, consists of 24 loans in various stages of resolution, two foreclosed properties and one repossession for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. The total of $7.3 million at December 31, 2007, consisted of ten loans and three foreclosed properties. The Company sold $6.8 million of non-performing assets consisting of three loans and four foreclosed properties at a net loss of approximately $347,000. New non-performing assets during the first nine months of 2008 amounted to $18.9 million.

COMMITMENTS TO EXTEND CREDIT

Commitments to extend credit were $80.8 million and $63.3 million and standby letters of credit were $1.0 million and $1.5 million at September 30, 2008, and December 31, 2007, respectively.

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

LIABILITIES

Liabilities increased $82.5 million, or 17%, to $562.6 million at September 30, 2008 from $480.1 million at December 31, 2007 primarily due to an increase in deposits, securities sold under agreements to repurchase, and notes payable, partially offset by a decrease in advances due to the FHLB.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $456.7 million at September 30, 2008 from $380.7 million at December 31, 2007. The increase of 20% during the first nine months of 2008 is due to a focused business development effort to support earning asset growth.

The Bank continues to further develop its niche serving the small and medium size businesses, condominium associations, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, Palm Beach County, and Martin County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

The following is a summary of the distribution of deposits:

Deposits	September 30, 2008	December 31, 2007
	(In thousands)
NOW accounts	$39,313	$76,030
Money market accounts	36,026	59,711
Savings accounts	33,650	24,670
Certificates of deposit under $100,000	150,088	79,559
Certificates of deposit $100,000 and more	145,360	90,638
Total interest-bearing deposits	404,437	330,608
Non-interest bearing deposits	52,260	50,099
Total deposits	$456,697	$380,707

Declines in money market and NOW accounts reflect management's strategy not to compete with higher rate paying competitors. The Bank was able to more than offset this decline as well as supporting asset growth during the period by raising core certificate of deposit balances which were more cost effective than non-maturity deposits. Brokered deposits are included in the certificate of deposit under $100,000 category. Brokered deposits were $23.6 million and $24.1 million at September 30, 2008 and December 31, 2007, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at September 30, 2008 were $34.8 million compared to $15.0 million at December 31, 2007, an increase of $19.8 million or 132%. These repurchase agreements are secured by securities held by the bank. The increase was primarily due to the execution of a $30 million leveraged investment strategy.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $60.0 million at September 30, 2008, compared to $78.0 million at December 31, 2007. See Note # 6 to Consolidated Financial Statements.

NOTES PAYABLE

Notes payable at September 30, 2008 were $7.5 million compared to $2.7 million at December 31, 2007, an increase of $4.8 million or 179%. The increase in notes payable was mostly used to fund the stock repurchase program and to infuse capital into the Bank.

CAPITAL

The Company’s total stockholders’ equity was $93.2 million at September 30, 2008, a decrease of $4.6 million, or 4.8%, from $97.8 million at December 31, 2007. This decrease was mostly due to the net loss of $3.8 million during the first nine months of 2008 and to repurchases of common shares by the Company of approximately $1.6 million. The decrease was partially offset by the proceeds received from subscriptions to purchase 93,750 units comprised of Series A Preferred Stock in the third quarter of 2008 for $375,000.

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

The Company and the Bank’s capital ratios at September 30, 2008 and December 31, 2007 are listed below:

Capital Ratios	September 30, 2008	December 31, 2007	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	9.38%	11.77%	>8%	>10%
Tier 1 risk-weighted capital	8.13%	10.52%	>4%	>6%
Tier 1 leverage capital	7.38%	9.33%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.68%	12.27%	>8%	>10%
Tier 1 risk-weighted capital	9.42%	11.02%	>4%	>6%
Tier 1 leverage capital	8.55%	9.75%	>4%	>5%

Based upon these ratios, the Bank is considered to be well capitalized. The Company continues to evaluate the interest rate exposure, control systems, earnings, asset quality, and liquidity through various monitoring systems to maintain an acceptable level of risk.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

The Company reported a net loss of $3.8 million for the nine months ended September 30, 2008 compared to a net loss of $251,000 for the nine months ended September 30, 2007. The reduced results for the nine months ended September 30, 2008 are attributed mostly to higher provision for loan losses and margin compression, partially offset by lower non-interest expenses. Basic and diluted net loss per share was $0.37 for the nine months ended September 30, 2008. Basic and diluted net loss per share was $0.02 for the nine months ended September 30, 2007.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2008 was $14.6 million compared to $15.2 million for the nine months ended September 30, 2007, a decrease of $622,000, or 4%. Interest earning assets and interest bearing liabilities increased from the previous year due to organic growth during the past year. However, a decline in loan yields exceeded the decline in the overall cost of funds resulting in net interest margin compression.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine months ended September 30,
	2008			2007
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$74,827	$3,190	5.68%	$68,433	$2,642	5.16%
Federal funds sold and other	5,763	110	2.54	18,287	711	5.20
Loans:
Commercial loans (2)	35,320	1,711	6.45	33,594	2,325	9.25
Commercial mortgage loans (2)	302,221	16,331	7.20	259,411	16,696	8.60
Consumer loans (2)	4,869	260	7.10	4,654	297	8.54
Residential mortgage loans (2)	79,757	4,090	6.83	78,941	5,021	8.50
Home equity and other loans (2)	31,313	1,521	6.47	22,160	1,160	7.00
Total loans	453,480	23,913	7.02	398,760	25,499	8.55
Total interest earning assets	534,070	27,213	6.79	485,480	28,852	7.95
Non-interest earning assets	84,704			65,530
Total	$618,774			$551,010
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$61,151	1,100	2.40	$90,273	2,733	4.05
Money Market accounts	49,885	1,144	3.06	62,242	2,088	4.49
Savings accounts	28,733	641	2.97	14,869	398	3.58
Certificates of deposit	229,686	7,339	4.26	189,480	7,428	5.24
Total interest-bearing deposits	369,455	10,224	3.69	356,864	12,647	4.74
Federal funds purchased and securities sold under repurchase agreement	27,944	680	3.24	3,886	119	4.09
Federal Home Loan Bank advances	64,748	1,521	4.60	22,737	854	5.02
Notes payable	5,116	177	3.13	—	—	—
Total interest bearing liabilities	467,263	12,602	3.59	383,487	13,620	4.75
Non-interest bearing liabilities	55,615			68,277
Stockholders' equity	95,896			99,246
Total	$618,774			$551,010
Net Interest income and yield on net interest-earning assets		$14,611	3.64%		$15,232	4.19%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Excludes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from available-for-sale and held-to-maturity securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock increased by $548,000, or 21%, to $3.2 million for the nine months ended September 30, 2008 from $2.6 million for the nine months ended September 30, 2007, due primarily to a 52 basis point increase in yield from 2007 and by an increase of $6.3 million, or 9%, in average volume of investments.

Income from federal funds sold and interest earning deposits decreased by $601,000, or 85%, to $110,000 for the nine months ended September 30, 2008 from $711,000 for the nine months ended September 30, 2007, due primarily to a 266 basis point decrease in overnight rates compared to the same period in 2007 and by a decrease of $12.5 million, or 69%, in average federal funds sold.

Interest and fees on loans decreased by $1.6 million, or 6%, in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in loan income was due to lower interest yields of about 153 basis points when comparing the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 and due to reversal of interest income on non-accrual loans of $320,000 in 2008. This decrease was partially offset by more loan income derived from an increase in total average loan balances outstanding of $54.7 million from $398.8 million for the nine months ended September 30, 2007 to $453.5 million at September 30, 2008. The increase in the average balance of loans was primarily due to increasing loan origination.

The yield on all interest-earning assets was 6.79% for the nine months ended September 30, 2008, a 116 basis point decrease from 7.95% for the nine months ended September 30, 2007.

Total interest expense decreased $1.0 million, or 7% to $12.6 million for the nine months ended September 30, 2008 as compared to $13.6 million for the nine months ended September 30, 2007. The decrease in interest expense was primarily the result of a lower cost of funds of approximately 116 basis points on a year over year basis, partially offset by more interest expense generated by an increase in average interest bearing liabilities of $83.8 million, or 22%, to $467.3 million for the nine months ended September 30, 2008 from $383.5 million for the same period in 2007. The increase in total interest bearing liabilities was achieved in order to fund earning assets growth.

NON-INTEREST INCOME

Total non-interest income decreased $56,000, or 4%, to $1.4 million for the nine months ended September 30, 2008 from $1.5 million for the nine months ended September 30, 2007. The modest decrease in fees in 2008 was due to select forgiveness of fees to clients to facilitate client retention due to the competition in our market place.

NON-INTEREST EXPENSE

Total non-interest expense decreased by $1.1 million, or 7%, to $15.6 million for the nine months ended September 30, 2008 from $16.7 million for the nine months ended September 30, 2007.

The largest component of non-interest expense was salaries and employee benefits which amounted to $7.2 million for the nine months ended September 30, 2008, compared to $7.8 million for the same period in 2007. The decrease is partly due to higher staff levels in 2007 due to merger transition activities in that year. In addition, other cost reduction initiatives undertaken during the past twelve months helped to reduce salary and benefits expense. As of September 30, 2008, the number of full time equivalent employees was 112 compared to 129 as of September 30, 2007.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $4.1 million for the nine months ended September 30, 2008 compared to $4.3 million for the nine months ended September 30, 2007. The decrease is due to a one-time charge of $292,000 for obsolete fixed assets taken during the second quarter of 2007.

Other expenses decreased $297,000 to $4.2 million for the nine months ended September 30, 2008, as compared to $4.5 million for the nine months ended September 30, 2007. Data and item processing costs were $253,000 lower in 2008 because we re-negotiated our contracts for lower rates in 2008 and 2007 included non-recurring items for conversion costs for acquisition activity. Professional fees decreased by $224,000 in 2008 compared to 2007 for numerous reasons. Legal fees decreased due to less acquisition activity in 2008. Also 2007 included a charge of $77,000 to settle a litigation claim. Other expenses increased collectively $100,000 in 2008 over the first nine months of 2007 due to normal business activities.

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

Provision for loan loss was $6.2 million for the nine months ended September 30, 2008, compared to $156,000 for the same period in 2007. The increase in provision for loan losses is in response to rising non-performing assets associated with collateral dependent commercial real estate loans.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

The income tax benefit was $2.0 million for the nine months ended September 30, 2008, compared to $78,000 of tax expense for the same period in 2007. The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income/loss before income taxes due to non-deductible incentive stock option expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

The Company reported a net loss of $1.3 million for the three months ended September 30, 2008 compared to a net loss of $467,000 for the three months ended September 30, 2007. Basic and diluted net loss per share was $0.13 for the three months ended September 30, 2008. Basic and diluted net loss per share was $0.04 for the three months ended September 30, 2007.

The change in the results of operations from the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to higher provision for loan losses and margin compression, partially offset by lower non-interest expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended September 30, 2008 was $4.8 million compared to $4.9 million for the three months ended September 30, 2007, a decrease of $100,000, or 1%. Income from loans (including fees), available-for-sale and held-to-maturity securities, federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock decreased by $885,000, or 9%, to $9.0 million for the three months ended September 30, 2008 from $9.9 million for the three months ended September 30, 2007, mostly due to a decline in overall loan yields due to the declining interest rate environment in the past year.

Total interest expense decreased $831,000, or 17%, to $4.2 million for the three months ended September 30, 2008 as compared to $5.0 million for the three months ended September 30, 2007. The decrease in interest expense was primarily the result of a lower cost of funds on a year over year basis and partially offset by more interest expense generated by an increase in average interest bearing liabilities.

NON-INTEREST INCOME

Total non-interest income decreased $79,000, or 16%, to $405,000 for the three months ended September 30, 2008 from $485,000 for the three months ended September 30, 2007. This decrease was due to lower fees derived from non sufficient funds (NSF) and uncollected funds service charges and the discontinuation of wealth management services.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended September 30, 2008 decreased by $682,000, or 12%, to $5.0 million from $5.7 million for the three months ended September 30, 2007.

Salaries and employee benefits were $2.4 million for the three months ended September 30, 2008 compared to $2.7 million for the three months ended September 30, 2007, for a decrease of $349,000 or 13%. The decrease is partly due to certain employees of Independent Community Bank that were employed for part of 2007 to support the systems integration of the Bank but were not subsequently retained. In addition, other cost reduction initiatives undertaken during the past twelve months helped to reduce salary and benefits expense. As of September 30, 2008, the number of full time equivalent employees was 112 compared to 129 as of September 30, 2007.

Occupancy and equipment expenses were $1.4 million for the three months ended September 30, 2008 compared to $1.5 million for the three months ended September 30, 2007. The decrease is primarily due to higher maintenance costs in 2007.

Other expenses decreased by $221,000 to $1.3 million for the three months ended September 30, 2008, as compared to $1.5 million for the three months ended September 30, 2007. Data and item processing was lower in 2008 because of re-negotiation of a contract at reduced rates in 2008. Professional fees reflect lower costs in 2008 for audit and Sarbanes-Oxley services. Insurance expense decreased by $22,000 for the three months ended September 30, 2008 mostly due to reversing an over accrual of FDIC assessments.

PROVISION FOR LOAN LOSSES

Provision for loan loss was $2.2 million for the three months ended September 30, 2008, compared to $354,000 for the same period in 2007. The increase in provision for loan losses is in response to rising levels of non-performing assets associated with collateral dependent commercial real estate loans where collateral values had declined.

PROVISION FOR INCOME TAXES

The income tax benefit was $647,000 for the three months ended September 30, 2008, compared to $207,000 for the same period in 2007 due to a higher reported operating loss. The benefit from income taxes differs from the amount derived from applying the statutory income tax rate to income/loss before income taxes due to non-deductible incentive stock option expense for the three months ended September 30, 2008 and September 30, 2007, respectively.

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

The asset and liability committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and monitors its interest rate sensitivity GAP. An asset or liability is considered to be interest rate-sensitive if it will be re-priced or mature within the time period analyzed, usually one year or less. The interest rate sensitivity GAP is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time periods. During a period of rising interest rates, a positive GAP would tend to result in an increase in net interest income; and a negative GAP would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to adversely affect net interest income. The Bank has been maintaining a significant negative GAP position in anticipation of lower interest rates which would allow it to re-price interest-bearing liabilities at a faster rate than re-pricing assets giving it the opportunity to improve net interest income.

If the re-pricing of the Bank’s assets and liabilities were equally flexible and moved concurrently, the impact of any increases or decreases in interest rates on net interest income would be minimal. However, as commercial banking companies generally have a significant quantity of their earning assets in Rate-Over-Prime, rate-adjusted-day-of-change earning assets, GAP management is critical, as very few, if any, rate-sensitive liabilities (deposit accounts) adjust at such a rapid frequency.

The Bank’s asset and liability committee evaluates the Bank’s GAP position, and stratifies these results according to how often the repayment of particular assets and liabilities are impacted by changes in interest rates. Additionally, income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates; thus, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Additionally, certain types of earning assets (variable rate mortgage loans, for example) may have interest caps, which may limit the level of rate increases, even though general market interest rates increase. GAP management is further complicated by asset (loan) prepayment and/or early withdrawal of liabilities (deposits). In volatile interest rate markets, the level of assets and liabilities assumed by the Bank may not have accounted for the deviation that has occurred in the unpredictable interest rate environment.

Therefore, management’s and the asset and liability committee’s strategy is to modify its interest rate risk position in response to the real and perceived market rate environment, in order to protect the Bank’s net interest margin across varying interest rate environments. They review, on at least a monthly basis, the maturity and re-pricing of assets and liabilities for the various time periods considered.

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

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs occurred initially with mortgage-backed securities but spread to credit default swaps and other derivative securities.

In response to the economic turmoil, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 19, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. As part of the Emergency Economic Stabilization Act of 2008 the federal deposit insurance coverage limit was raised from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President's signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

On October 14, 2008, the Federal Deposit Insurance Corporation (FDIC) announced a new program called the Temporary Liquidity Guarantee Program designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

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

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

There have been no material developments in the previously reported legal proceedings during the period covered by this report.

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

Item 1A.

Risk Factors

The following are additional risk factors for the Company, to be read in conjunction with Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007.

There can be no assurances that the recently enacted Emergency Economic Stabilization Act of 2008 will help stabilize the financial system in the United States.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 19, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced in the industry. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of securities and financial market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

We have been notified by our lender Silverton Bank, N.A. (“Silverton”) that we are out of compliance with certain financial performance covenants contained in our Loan and Stock Pledge Agreement with Silverton and accordingly that we are in default under the agreement which means that if we are unable to cure the default, Silverton may declare our financial obligations to be immediately due and payable among other remedies.

We have a loan agreement with Silverton providing for borrowings up to $8.0 million, with an interest rate set at prime rate minus 1.00%. The loan agreement is secured through the pledge to Silverton of 99.9% of the issued and outstanding shares of capital stock owned or later acquired by the Company in the Bank.  The line of credit contains various restrictive covenants relating to our Tier 1 capital leverage ratio, our Tier 1 risk based capital ratio, the Bank’s percentage of non-performing assets of gross loans plus OREO, payment of dividends of the Company, among others.  As of September 30, 2008, the Company owed Silverton approximately $7.5 million under the loan agreement.  During August 2008, management became aware that the Company was no longer in compliance with certain covenants contained in the loan agreement. On September 25, 2008, the Company received a notice of default from Silverton, notifying the Company that the loan was out of compliance as of June 30, 2008 with three of the negative covenants contained in loan agreement as follows: (i) the Bank’s non-performing assets are required to be less than 2.25% of the gross loans plus OREO, reducing to 1.25% by December 31, 2008, and further reducing to 1.00% by March 31, 2009 and thereafter until maturity, while the Company’s non-performing assets were 3.91% at September 30, 2008; (ii) Debt Service Coverage on a rolling 4 quarter basis must greater than or equal to 1.25x with the first test at June 30, 2008; the Company’s Debt Service Coverage is required to be calculated as the maximum dividend that may be paid by the Bank to the Company permissible under any applicable federal regulatory constraints, and which also allows the Company to maintain Tier 1 Leverage and Tier 1 Risk Based Capital ratings of “Well Capitalized” (as defined by federal regulators), while the Company had a loss in the nine month period ended September 30, 2008; and (iii) the Company is required to maintain regulatory approval to pay dividends from the Bank to the Company, however the Bank is prohibited from paying dividends to the Company under Florida law due to a cumulative deficit position.  The notice of default provided that the non-compliance with the loan covenants represented an event of default. Silverton stated that the Company has a 60-day period to cure these defaults. The Company is seeking to cure the events of default although there can be no assurances nor is it likely that the Company will cure the default within the 60-day cure period. The Company is not certain if additional debt or equity financing would be available to the Company on acceptable business terms. If the Company is unable to cure the defaults, Silverton may invoke remedies available to it including calling for repayment of the loan. (For additional information see Item 5).

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made during the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

September 2008	4,354	$1.88	401,968	598,032

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On January 16, 2008, the Company entered into a Loan and Stock Pledge Agreement with Silverton Bank, N.A. (“Silverton”) providing for borrowings from Silverton of up to a principal amount of $8.0 million (the “Loan Agreement”).  On that date, the Company executed a promissory note in the principal amount of $8.0 million in favor of Silverton (the “Note”) which loan was secured through the pledge to Silverton of 99.9% of the issued and outstanding shares of capital stock owned or later acquired by the Company in the Bank (the “Stock”).

The Company covenants under the Loan Agreement that so long as the Note is outstanding or the Loan Agreement is in effect:

•

the Company’s Tier 1 Capital Leverage Ratio will be "Adequately Capitalized", and measured quarterly.

•

the Company’s Tier 1 Risk Based Capital Ratio will be "Adequately Capitalized", and measured quarterly.

•

the Bank’s Tier 1 Capital Leverage Ratio will be maintained as “Well Capitalized", and measured quarterly.

•

the Bank’s Tier 1 Risk Based Capital Ratio will be 'Well Capitalized", and measured quarterly.

•

the Bank’s Non-Performing Assets (defined as loans 90+ days past due, loans in non-accrual status. restructured loans and OREO) will be less than 2.25% of gross loans plus OREO, reducing to 1.25% by December 31, 2008, and further reducing to 1.00% by March 31, 2009 and thereafter until maturity.

•

the Company will notify Silverton immediately of all significant changes in executive management.

•

no dividend will be paid by the Company if the Loan is in default or if the dividend would create a default without prior approval.

•

the Company will not, directly or indirectly, become a guarantor of any obligation of, or an endorser of, or otherwise assume or become liable upon any notes, obligations, or other indebtedness of any other person (other than a subsidiary) except in connection with the depositing of checks in the normal and ordinary course of business.

•

the Company will not create, incur, assume or suffer to exist any indebtedness or liabilities (other than this facility) for borrowed money, any indebtedness evidenced by notes, debentures or similar obligations or any conditional sales or title retention agreements or capitalized leases, which in any single case, or in aggregate, exceed Two Hundred Fifty Thousand and 00/100 Dollars ($250,000.00), without the prior written consent of Silverton.

•

the Company will not permit any subsidiary to issue, sell or otherwise dispose or part with control of any shares of any class of its stock (other than directors' qualifying shares) except to Silverton or a wholly-owned subsidiary of the Company.

•

the Company will not sell or otherwise dispose or part with control of any of the stock or any other securities or indebtedness of any subsidiary, and the Company will not pledge or otherwise transfer or grant a security interest in any of the capital stock or other securities or of its subsidiary.

•

the Company will not outside the ordinary course of business, and will not permit the Bank to, pledge any assets to any other person without the prior written consent of Silverton; and

•

the Company and the Bank must not be in a situation requiring a material formal enforcement action by its regulators as it relates to the financial condition of the Company and/or the subsidiary.

The Loan Agreement provides a "Default" will exist if any of the following occurs, including without limitation:

•

failure of the Company to punctually make any payment of any amount payable, whether principal or interest or other amount, on any of the liabilities, whether at maturity, or at a date fixed for any prepayment or partial prepayment, or by acceleration, or otherwise.

•

any statement, representation, or warranty of the Company made in any of the financing documents or at any time furnished by or on behalf of the Company to Silverton is false or misleading in any material respect as of the date made.

•

failure of the Company to punctually and fully to comply with certain covenants of Loan Agreement or (ii) any of the other covenants set forth in the Loan Agreement if such failure under this clause (ii) is not remedied within sixty (60) days after notice from Silverton to the Company.

•

the occurrence of a default under any other agreement to which the Companyr and Silverton are parties or under any other instrument executed by the Company in favor of Silverton.

•

the Company or any subsidiary is in default (or an event has occurred which, with the giving of notice or passage of time, or both, will cause the Company or a subsidiary to be in default) on indebtedness to another person, and the amount of such indebtedness exceeds Twenty Five Thousand and 00/100 Dollars ($25,000.00) or the acceleration of the maturity of such indebtedness would have a material adverse effect upon the Company or such subsidiary.

•

any other material adverse change occurs in the Company’s financial condition or means or ability to pay the liabilities.

•

the Company ceases to own 99.9% of the issued and outstanding capital stock of the Bank.

•

the Company or Bank are placed under any regulatory enforcement action.

Upon the occurrence of a Default under the loan documents, Silverton is entitled, without limitation, to exercise the following rights; provided however, the Company will have sixty (60) days to cure non-monetary defaults upon written notice:

•

declare any of the liabilities due and payable, whereupon they immediately will become due and payable;

•

receive all amounts payable in respect of the collateral otherwise payable to the Company; settle all accounts, claims, and controversies relating to the collateral; transfer all or any part of the collateral into the Company’s or any nominee's name; and execute all agreements and other instruments; bring, defend and abandon all actions and other proceedings; and take all actions in relation to the collateral as Silverton in its sole discretion may determine;

•

enforce the payment of the Stock and exercise all of the rights, powers and remedies of the Company thereunder, including the exercise of all voting rights and other ownership or consensual rights of the Stock;

•

sell, assign and deliver, or grant options to purchase, all or any part of or interest in the collateral;

•

appoint and dismiss managers or other agents for any of the purposes mentioned , all as the Company in its sole discretion may determine; and

•

generally, take all such other action as Silverton in its sole discretion may determine as incidental or conducive to any of the matters or powers provided in the Loan Agreement.

The Note provides if a Default occurs and as long as a Default continues, all outstanding obligations will bear interest at the interest rate of 18% per year (the “Default Rate”). The Default Rate will also apply from acceleration until the obligations or any judgment thereon is paid in full.

The foregoing descriptions of the Loan Agreement and Note are only summaries, and do not purport to be complete and are qualified in their entirety by reference to the copies of the Loan Agreement and Note filed herewith as Exhibits 10.1 and 10.2 and which are incorporated herein by reference.

During August 2008, management became aware that the Company was no longer in compliance with certain covenants contained in the Loan Agreement. On September 25, 2008, the Company received a notice of default from Silverton, notifying the Company that the Company was out of compliance as of June 30, 2008 with three of the negative covenants contained in Loan Agreement.  The notice provided the following:

•

The Bank’s non-performing assets are required to be less than 2.25% of the gross loans plus OREO, reducing to 1.25% by December 31, 2008, and further reducing to 1.00% by March 31, 2009 and thereafter until maturity. The Company’s non-performing assets were 3.91% at September 30, 2008.

•

Debt Service Coverage on a rolling 4 quarter basis must greater than or equal to 1.25x with the first test at June 30, 2008. Debt Service Coverage shall be calculated as the maximum dividend that may be paid by Bank to the Company permissible under any applicable federal regulatory constraints, and which also allows the Company to maintain Tier 1 Leverage and Tier 1 Risk Based Capital ratings of “Well Capitalized” (as defined by federal regulators).  The Company had a loss in the nine month period ended September 30, 2008.

•

The Company is required to maintain regulatory approval to pay dividends from the Bank to the Company. The Bank is prohibited from paying dividends to the Company under Florida law due to a cumulative deficit position.

The notice provided that the non-compliance with the loan covenants represented an event of default. Silverton stated in the notice of default that the Company has a 60-day period to cure these defaults.  There can be no assurances that the Company will cure the default within the 60-day cure period.  If the Company does not cure the default within 60 sixty days of receipt of the notice, the Company will work to resolve the default issues with Silverton.

Item 6.

Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

Exhibit No.	Description
10.1	Loan and Stock Pledge Agreement by and between Sun American Bancorp and Silverton Bank, N.A. dated January 16, 2008
10.2	Promissory Note executed by Sun American Bancorp in favor of Silverton Bank, N.A., dated January 16, 2008
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN AMERICAN BANCORP

By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden
President and Chief Executive Officer

Date: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan and Stock Pledge Agreement by and between Sun American Bancorp and Silverton Bank, N.A. dated January 16, 2008
10.2	Promissory Note executed by Sun American Bancorp in favor of Silverton Bank, N.A., dated January 16, 2008
11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 9 to consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Principal Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	Section 1350 Principal Executive Officer’s and Principal Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002