Form 10-K
period 2008-12-31
Sun American Bancorp
filed 2009-03-30
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer   ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $27,634,014.

The number of shares outstanding of each of the registrant’s classes of common equity as of the latest practicable date: 10,230,466 shares of $0.025 par value common stock on March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for its annual stockholders meeting to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SUN AMERICAN BANCORP

TABLE OF CONTENTS

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

17

Item 1B.

Unresolved Staff Comments

25

Item 2.

Properties

26

Item 3.

Legal Proceedings

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities

28

Item 6.

Selected Financial Data

30

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

31

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

58

Item 8.

Financial Statements and Supplementary Data

61

Item 9.

Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

95

Item 9A.

Controls and Procedures

95

Item 9B.

Other Information

95

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

96

Item 11.

Executive Compensation

96

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Shareholder Matters

96

Item 13.

Certain Relationships and Related Transactions, and Director Independence

96

Item 14.

Principal Accountant Fees and Services

96

PART IV

Item 15.

Exhibits and Financial Statement Schedules

97

Signatures

100

FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K (the”Annual Report”), or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional oral or written forward-looking statements may be made by the Sun American Bancorp (the “Company”), from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risks that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a continuing decline in general economic conditions, and the economic recession could adversely affect our business; (xii) lack of dividends, dilution and anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws; and (xiii) the Company’s ability to remain in compliance with specific loan covenants under its Modification to Loan and Stock Pledge Agreement with Silverton Bank N.A. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

PART I

ITEM 1.

BUSINESS

Throughout this Annual Report, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp or to Sun American Bancorp and its subsidiary, Sun American Bank. Reference to “the Company” refers to Sun American Bancorp and its subsidiary, Sun American Bank. References to “the Bank” refer to Sun American Bank.

General

History

The Company is a single bank holding company headquartered in Boca Raton, Florida and organized under the laws of the State of Delaware. Sun American Bancorp was originally incorporated in 1992 under the name of PCM Acquisition Group, Inc., for the sole purpose of acquiring Florida First International which was renamed Southern Security Bank Corporation. In 2000, while under a cease and desist order from Federal bank regulators, Southern Security Bank was reorganized and infused with new capital by a group of investors. In 2001, Southern Security Bank Corporation acquired the assets and assumed deposits and certain liabilities of PanAmerican Bank. As part of the transaction, Southern Security Bank adopted the name PanAmerican Bank and the Company was renamed PanAmerican Bancorp. In 2004, PanAmerican Bancorp acquired the assets and assumed deposits and certain liabilities of Gulf Bank. In May 2004 the Company’s common stock began trading on the American Stock Exchange under the ticker symbol “PNB”. On January 12, 2006, the Company changed its name from PanAmerican Bancorp to Sun American Bancorp. In addition, the trading symbol for the Company’s common stock was changed from “PNB” to “SBK.” On January 20, 2006, we also changed the name of our bank subsidiary from PanAmerican Bank to Sun American Bank.

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

Certain Events in 2008

In January 2008, the Company approved a common share repurchase program to purchase up to one million shares of the Company’s common stock in open market transactions. During 2008 the Company purchased 401,968 shares of its common stock at an average price per share of $5.07.

In March 2008, the Bank closed its Coral Way Branch and redistributed the majority of client deposits to neighboring Bank branches.

At year end in 2008 the Company completed its annual evaluation of its goodwill and intangible assets for impairment and, in the current market environment, determined that the fair value of the Company was less than its net equity. Accordingly, a $44.2 million goodwill and intangible asset impairment charge was recorded at year end.

As at December 31 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes to continue to recognize future tax loss benefits. Accordingly, the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million charge to earnings.

The Company maintains a line of credit with its correspondent bank, Silverton Bank N.A. (“Silverton”) pursuant to a Loan and Stock Pledge Agreement, dated January 16, 2008. On September 25, 2008, the Company received a notice of default with right to cure from Silverton, notifying the Company that it was out of compliance with certain loan covenants contained in the loan agreement. The non-compliance with the loan covenants represented an event of default.

On March 9, 2009, the Company entered into a written modification (“Modified Loan Agreement”) to its existing loan and stock pledge agreement (“Original Loan Agreement”) with Silverton and a written modification (the “Modification Promissory Note” or, the “Note” and, together with the Modified Loan Agreement, the “Modified Documents”) of its promissory note due January 16, 2010 (the “Maturity Date”), in favor of Silverton, originally executed on January 16, 2008 (the “Original Note”). The Modified Documents are retroactively effective January 16, 2009. The Company and Silverton agreed to certain revised affirmative covenants in the Modified Loan Agreement, including without limitation, reduced time frames and increased frequency for the production of financial disclosures and covenant compliance certificates to Silverton. The parties additionally agreed under the Modified Loan Agreement to certain revised negative covenants contained in the Original Loan Agreement, including, without limitation, covenants related to the Company’s required capitalization ratios, a covenant relating to the payment of the Company’s dividends, and a covenant affirming that the Company will not require a material enforcement action by its regulators, subject to certain exceptions.

The terms of the Original Note provided for borrowings of funds up to a principal amount of $8.0 million on a revolving basis and such terms were modified to eliminate the revolving feature that had previously permitted the Company to borrow, repay and re-borrow funds, up to a maximum aggregate amount outstanding at any one time equal to the principal amount of the Original Note. Additionally, the Modification Promissory Note reduced the principal amount of the note to the current amount outstanding under the Original Note of $7,528,870.98.  No new borrowings are permitted under the terms of the Modification Promissory Note.

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. During 2008, the banking industry in general, and Florida banks in particular, experienced significant declines in the value of real estate collateral held to support funds provided to its borrowers. The Company’s financial results for 2008 when compared to 2007 reflect the impact of higher provisions for loan losses and margin compression. The Company reported non-performing assets of $29.8 million at December 31, 2008 versus $7.3 million at December 31, 2007. The Company is working aggressively to resolve issues related to borrowers who are experiencing, or who may in the future experience, loan performance issues. Initiatives include work outs, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they grow. The Company works with its borrowers to provide solutions that are in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly, and it is likely that they will continue well into 2009.

The Bank is in a “Well Capitalized” position at December 31, 2008, with Tier 1 Capital of $49.8 million and a corresponding ratio of Tier 1 capital to risk weighted assets of 9.73%. The Bank's Tier 1 Leverage ratio was 8.18%, and the total capital ratio was 10.98%. Capital preservation is a primary focus for the Bank during this period and it is our intention for the Bank to remain well capitalized.

On January 26, 2009, the Company and the Bank entered into a Written Agreement with the Board of Governors of the Federal Reserve System and the State of Florida Office of Financial Regulation to maintain the financial soundness of the Bank. The agreement commits the Company and the Bank to strengthen credit risk practices and to prepare acceptable future capital and earnings plans.

At December 31, 2008, the Bank operated fourteen branches in South Florida.

Sun American Bank

The Company owns 99.9% of the issued and outstanding common stock of the Bank. All of the financial service operations of the Bank are considered by management to be aggregated in one reportable operating segment.

The Bank is chartered by the State of Florida and engages in general commercial banking providing a wide range of loan and deposit services. Its deposit accounts are insured by the Federal Deposit Insurance Corporation up to applicable limits, and it is a member of the Federal Reserve System and the Federal Home Loan Bank. The Bank’s primary market areas are Miami-Dade, Broward, Palm Beach, and Martin Counties in Florida. The Bank operates five branches in Miami –Dade County, two branches in Broward County, six branches in Palm Beach County and one Branch in Martin County. All locations are full-service branches.

Deposit services for personal and business customers include a variety of checking accounts which include interest-earning, low-cost checking, and senior checking. Savings, money market accounts, and certificates of deposit with a wide variety of terms and rates are also offered. Consumers have access to ATMs, safe deposit boxes, direct deposit and on-line banking services. Lockbox services are available to provide expanded services to business customers. Management does not believe that the deposits or the business of the Bank in general are seasonal in nature. Deposit levels may, however, vary with local and national economic conditions and may also vary based upon the interest rate paid to clients.

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

Financial Highlights

The Company has experienced growth in recent years through acquisitions and internal generation of new business. Management has focused on growing the loan portfolio by concentrating on the origination of high-quality real estate loans, and by competitively pricing deposit products in order to maintain an acceptable interest rate spread. Rates of growth have declined in 2008 in response to deteriorating economic conditions in our market place. Management has also closely monitored operating expenses in an effort to continuously reduce operating costs. Highlights are noted below:

Balance Sheet:

•

Total assets have grown from $577.9 million at December 31, 2007 to $590.0 million at December 31, 2008, an increase of 2 percent.

•

Loans, net have grown from $440.0 million at December 31, 2007 to $466.0 million at December 31, 2008, an increase of 6 percent.

•

Total deposits have grown from $380.7 million at December 31, 2007 to $443.5 million at December 31, 2008, an increase of 16 percent.

•

Shareholders’ equity has declined from $97.8 million at December 31, 2007 to $41.8 million at December 31, 2008, a decrease of 57 percent. This $56.0 million decline was primarily due to the write-off of $44.2 million of goodwill and other intangible assets, and due to the reserve of $8.5 million of deferred tax assets.

•

Tangible book value per share decreased from $4.96 per share at December 31, 2007 to $4.04 per share at December 31, 2008, a decrease of 19 percent.

Statement of Operations:

•

Net interest income decreased from $19.9 million in 2007 to $18.3 million in 2008, a decrease of 8 percent.

•

Non-interest income grew from $2.0 million in 2007 to $2.8 million in 2008, an increase of 40 percent.

•

Provision for loan losses grew from $4.5 million in 2007 to $9.5 million in 2008, an increase of 109 percent.

•

Operating expenses (excluding the write-off of goodwill) decreased from $22.1 million in 2007 to $19.3 million in 2008, a decrease of 13 percent.

•

Net loss of $3.1 million in 2007 increased to a net loss of $55.5 million in 2008 primarily due to the write-off of goodwill and other intangible assets, and deferred tax assets reserve in the amounts of $44.2 million and $8.5 million respectively.

Growth Strategy

The Company experienced significant growth, both by originating loans and through acquisitions, in recent years. Growth was intentionally slowed in 2008 in response to the deteriorating economic environment in the Bank’s marketplace. In the near term the Bank has no plans for expansion. Preservation of capital and pursuit of new capital are priorities. In the medium to longer term, once market conditions return to normal, the Bank intends to continue to expand its business through internal growth. If opportunities arise that are deemed beneficial to the company involving mergers and acquisitions, they will be considered. The Bank intends to grow internally by adding to the loan portfolio and bringing in new deposits. The Bank will place a priority on obtaining new core client deposits.

The Company also intends to grow its capital base on a continuing basis as it is part of the Company’s business strategy of achieving and maintaining a “well capitalized” position. The Company intends to pursue this business strategy while managing asset quality.

Operating Strategy

Manage asset quality. The Bank experienced a significant decline in loan asset quality in 2008 due to deteriorating real estate values which represents the collateral against which loans were originally dispersed. The Bank has created a Special Assets department and staffed it with experienced lenders in order to work with borrowers to resolve loan issues. Initiatives include workouts, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they grow. Despite significant efforts by Bank staff, non-performing loans increased throughout 2008 as borrowers experienced financial difficulty in loan repayments or in procuring additional collateral to support the value of their loans.

In general, the Bank seeks to maintain high asset quality through a program that includes sound underwriting, diversification of collateral and prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, the Bank uses incentives to maintain high asset quality, by connecting a portion of its loan officers’ compensation to the quality of the loans they originate and evaluate the loan quality by the post-closing performance of the loan. In 2008, the Bank conducted weekly updates to monitor the valuation of its loan portfolio assets and the timeliness of borrower payments. Emphasis has been placed on early detection of deterioration in the quality of loan assets to enable a timely resolution of underlying issues when identified.

Increase the Company’s capital base to support asset quality issues and to support business growth. In the near term, preservation of capital is a priority for the Company and the Bank. Client loan repayment issues have accelerated during 2008 and this has required the Bank to book higher than expected loan loss reserves which have contributed to a decline in capital levels. The Company is actively seeking new capital investment to allow the Bank to remain well capitalized and to support asset quality requirements and new business growth.

Focus on originating new loans. In the short term, the Bank has reduced the pace of loan growth because the value of the underlying collateral is uncertain and has trended to a decline in value. The Bank remains cautious in an effort to minimize its exposure to asset quality issues. In general, the Bank’s lending activities focus primarily on providing local businesses with commercial business loans and loans secured by real estate. Typically, the Bank seeks commercial lending relationships with customers borrowing up to $10.0 million. The Bank’s legal lending limit for secured and unsecured loans was $12.5 million and $7.5 million, respectively, as of December 31, 2008. In addition, the Bank shares participation in loans with other banks for loans generated that exceed its or the other bank’s legal lending limit.

Focus on the acquisition of low cost, stable core deposits to support loan growth. In 2008 we have mandated our branch network staff to proactively seek business and personal relationships in our community and to match the client’s needs with our wide range of deposit products. We continue to add new enhancements to our suite of deposit products to make the deposit client’s experience more convenient and easy to access. Our goal is to facilitate the overall client service needs.

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

Market Area

The Company’s primary market areas for loan and deposit growth are Miami-Dade, Broward, Palm Beach and Martin counties in Southeast Florida where the Company now operates fourteen full-service branches. This metropolitan area has a large and diverse population. Southeast Florida traditionally has strong tourism, housing demand, and taxable sales. Tourism and housing demand benefit from the influx of visitors and residents migrating from the northern states, Canada, other Florida counties, Latin America, the Caribbean, and Europe. The Company has also experienced a growing demand for commercial loans throughout the Company’s market areas.

The diverse South Florida region includes a large population of retirees. In addition, many of the Bank’s customers, due to their Hispanic backgrounds, speak Spanish. In Miami-Dade County, the Bank has five full service banking offices, two of which were acquired from Beach Bank in an asset purchase consummated in 2006. In Broward County, the Bank has two full service branches, one located in the city of Fort Lauderdale and the other in the city of Hollywood. In Palm Beach County, the Bank has six full service branches located in the cities of Boca Raton (2), Delray Beach, Boynton Beach, Palm Beach Gardens, and Tequesta.  Our Martin County full service branch is located in the city of Stuart.

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

In 2008 the competition for low cost deposits and high quality loans has been very intense and in order to compete, the Bank has made pricing concessions in some cases that have contributed to compression of the Bank’s net interest margin.

The Company maintains a strong community orientation by, among other things, supporting active participation of its employees in local business, charitable, civic, school and religious activities.

Supervision and Regulation

The Company and the Bank are highly regulated entities, which are governed by various federal, state and governmental authorities. As explained more fully below, federal and Florida banking laws and regulations govern all areas of our operations, including reserves, loans, capital, payment of dividends, establishment and closing of branches, the granting of credit under equal and fair conditions, and the disclosure of the cost and terms of such credit. As our primary federal regulator, the Board of Governors of the Federal Reserve System, referred to as the Federal Reserve Board in this Annual Report, has authority to initiate civil and administrative actions and take other measures against the Bank and its institution-affiliated parties, which include its officers, directors, employees, 10%-or-greater shareholders and (under certain circumstances) its professionals, for any violation of law or any action that constitutes an unsafe or unsound banking practice. Such enforcement actions include the issuance of cease and desist orders, written agreements, civil money penalties, and the removal of and prohibition against its institution-affiliated parties from actively participating in the conduct of its affairs.

As a result of our most recent regulatory examination, the Company and the Bank  entered into a Written Agreement with the Board of Governors of the Federal Reserve System and the State of Florida, Office of Financial Regulation to maintain the financial soundness of the Bank effective January 26, 2009. The agreement commits the Bank to strengthen credit risk practices and requires the Bank to prepare acceptable future capital and earnings plans as well as providing periodic reporting to the regulators to monitor progress.

Bank Holding Company Regulation and Supervision

We are a single-bank holding company, registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, referred to as the BHC Act in this Annual Report. As such, the Company and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act, and the regulations of the Federal Reserve Bank. We are required to file periodic reports with the Federal Reserve Bank and such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may conduct examinations of us. Under Federal Reserve Bank regulations and other Federal Reserve Bank authority, we are required to serve as a source of financial and managerial strength to the Bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Bank’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve Bank to be an unsafe and unsound banking practice or a violation of the Federal Reserve Bank’s regulations or both.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999, referred to as the GLB Act in this Annual Report, significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Depression-era Glass-Steagall Act that restricted banks and securities firms from affiliating with one another. It also revised the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits qualifying bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Bank.

Management does not believe that the GLB Act has, or will have, an immediate positive or negative material effect on our operations. In addition, we have not elected to become a financial holding company for purposes of the GLB Act and, therefore, cannot engage in the expanded range of activities afforded to financial holding companies. However, the GLB Act may have the result of increasing the amount of competition that the Bank faces from larger financial service companies, many of which have substantially more financial resources than the Bank, which may now offer banking services in addition to insurance and brokerage services.

Bank Regulation and Supervision

As a Federal Reserve Bank member state bank, the principal federal regulator of the Bank is the Federal Reserve Bank and, therefore, the Bank is subject to the regulations and administrative practices of the Federal Reserve Bank. In addition, as a state bank chartered by the State of Florida, the Bank is subject to the Florida Banking Code, which is administered by the Office of Financial Regulation as well as the rules and regulations of the Office of Financial Regulation. The deposit obligations of the Bank are insured by the FDIC in the maximum individual amounts of $250,000 each until December 31, 2009 at which time, absent additional Congressional or FDIC intervention, the limits will drop to $100,000 each. Under the FDIC Temporary Liquidity Guarantee Program, non-interest bearing deposits are generally insured without limits until December 31, 2009. The Florida Office of Financial Regulation supervises and regulates all areas of the Bank’s operations, including, without limitation, its loans, mortgages, issuance of securities, annual shareholders meeting, capital adequacy requirements, payment of dividends and the establishment or termination of branches. As a state-chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to limitations expressed therein, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of companies and to undertake other various banking services on behalf of its customers.

As a state-chartered member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the Federal Reserve Bank. The Federal Reserve Bank requires state-chartered member banks to comply with risk-based capital standards and to maintain a minimum leverage ratio. As of December 31, 2008, the Bank was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

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

A committee consisting of the Bank’s officers and directors determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Our investment policies generally limit investments to U.S. Government and U.S. Government agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, credit quality, yield, settlement date and maturity of the investment, the Bank’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposit maturities and anticipated loan amortization and prepayments). The effect that the proposed investment would have on the Bank’s credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

Lending Activities

Community Reinvestment Act; Fair Lending. The Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities, referred to as the CRA in this Annual Report. The CRA generally requires the federal banking agencies to examine the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications such as mergers, acquisitions and applications to open a branch or facility. At the Bank’s most recent examination during 2008, the Federal Reserve Bank rated Sun American Bank “Satisfactory” in complying with its CRA obligations.

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

Allowance for Loan Losses. Management believes it has established the existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. However, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request us to increase significantly the allowance for loan losses. Additionally, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.  See the discussion in “Risk Factors” entitled “Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our financial condition and operating results and may negatively impact the value of our common stock.”

Deposit Activities and Other Sources of Funds

Deposit Insurance Assessments. Deposit accounts with the Bank are insured by the FDIC, up to a maximum of $250,000 per separately insured depositor until December 31, 2009. The limits will reduce to a maximum of $100,000 per separately insured depositor after that date unless the FDIC were to act to maintain the higher coverage limits. Non-interest bearing accounts are generally insured without limit until December 31, 2009. Certain retirement accounts, including traditional and Roth individual retirement accounts, are insured up to a maximum of $250,000. The FDIC maintains a risk-based deposit insurance assessment system by which institutions are assigned to one of four categories based on their capitalization and other supervisory information. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates for member institutions are determined semi-annually by the FDIC. On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on U.S. insured depository institutions effective June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

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

The Federal Deposit Insurance Reform Act of 2005, referred to as the Reform Act in this Annual Report, was enacted on February 8, 2006 as a part of the Deficit Reduction Act of 2005. Effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund. The Reform Act: (i) increases deposit insurance coverage for retirement accounts to $250,000; (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011); (iii) requires the FDIC to assess annual deposit insurance premiums on all banks and savings institutions; (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due; (v) imposes a cap on the level of the Deposit Insurance Fund and provides for dividends or rebates when the fund grows beyond specified levels; (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution’s historical basis to be determined by a formula that looks back to the institution’s assessment base in 1996 and adds premiums paid since that time); and (vii) authorizes revisions to the current risk-based system for assessing premiums, including setting the fixed designated reserve ratio requirement within a range between 1.15% and 1.5% of insured deposits.

The increase in insurance coverage for retirement accounts was effective as of April 1, 2006. The one-time insurance assessment credit to banks and savings institutions was effective as of November 17, 2006. As of January 1, 2007, the fixed designated reserve ratio for the Deposit Insurance Fund was set at 1.25%. In addition, as of January 1, 2007, the cap imposed on the Deposit Insurance Fund level and the payment of dividends when the fund grows beyond specified levels becomes effective. The FDIC is required to adopt final rules for the rest of the provisions no later than 270 days after enactment.

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

As a result of the FDIC’s final rule in connection with the Deposit Insurance Fund cap and the dividend and rebate determination, the FDIC will determine annually whether the reserve ratio at the end of the prior year equals or exceeds 1.35% of estimated insured deposits or exceeds 1.5%, thereby triggering a dividend requirement. The FDIC will pay eligible institutions a dividend of 50% of the amount in the Deposit Insurance Fund when the reserve ratio is above 1.35%. When the reserve ratio exceeds 1.5%, the FDIC is generally required to pay eligible institutions a dividend of 100% of the amount in the Deposit Insurance Fund. The Bank expects to face an increase in deposit insurance premium expenses in 2009.

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

Borrowings. The Bank has the ability to borrow from correspondent banks to supplement its supply of funds available and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged. The Bank has established a correspondent banking relationship with Silverton Bank N.A. of Atlanta, Georgia. This relationship provides the Bank with the ability to borrow from an unsecured line-of-credit to supplement liquidity up to the amount of $20.0 million. There were no borrowings under this line of credit at December 31, 2008 and December 31, 2007. Interest is calculated on any outstanding balance based upon the prevailing market federal funds rate. The Bank also has the ability to pledge investments from the portfolio under a repurchase agreement with this correspondent bank to increase this borrowing facility. Similarly, the Company maintains a separate secured line-of-credit of $8.0 million with Silverton Bank. The Company has drawn $7.5 million against this line of credit as of December 31, 2008 principally to fund its stock repurchase program and infuse capital into the Bank. See note 9 to the Company’s Consolidated Financial Statements for additional information regarding the secured line of credit.

On September 25, 2008, the Company received a notice of default with right to cure from Silverton Bank, notifying the Company that it was out of compliance with certain loan covenants contained in the loan agreement. The non-compliance with the loan covenants represents an event of default. On March 9, 2009, The Company entered into a modified loan agreement which resulted in the Company no longer being in default under the secured line-of-credit. For further information, see Note 9 to the Company’s Consolidated Financial Statements.

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

The Bank’s capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios, set forth in the table later in this Annual Report of Total and Tier-1 capital, as defined by federal banking regulations, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2008, the Bank has met the capital adequacy requirements as defined by these definitions, and were well capitalized.

Dividends. There are various limitations under law restricting the ability of the Bank to pay dividends. The Federal Reserve Bank and the Florida Office of Financial Regulation also have the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank’s aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Office of Financial Regulation, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law or any written statement with the Florida Department of Financial Services or a federal regulatory agency. The Bank and the Company do not meet the regulatory requirements that would permit them to pay dividends at December 31, 2008.

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

The foregoing statutory requirements and the implemented anti-money laundering regulations of the U.S. Department of the Treasury (“Treasury”) were included in the Bank’s anti-money laundering program as of December 31, 2008 as required by the USA PATRIOT Act.

Emergency Economic Stabilization Act of 2008. On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by the then Treasury Secretary Henry Paulson to the U.S. Congress on September 19, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions which became significant in 2008. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. The legislation provides for a number of initiatives designed to provide assistance to financial institutions in an effort to stabilize the United States financial system.

Neither the Company nor the Bank has participated in the initiatives offered under the EESA.

FDIC Temporary Liquidity Guarantee Program. The FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) on October 13, 2008 because of disruptions in the credit market, particularly the inter-bank lending market, which reduced banks' liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The industry funded program does not rely on the taxpayer or the deposit insurance fund to achieve its goals. The Bank has participated in the components of the TLGP that increase depositor FDIC insurance limits from $100,000 per account to $250,000 per account until December 31, 2009. The Bank also participated in the portion of the TLGP that provides for unlimited FDIC insurance coverage for non-interest bearing deposits until December 31, 2009.

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

Employees

At December 31, 2008, there were 117 full time employees of the Company. The employees are provided with group life, health, major medical, dental and vision insurance, and long term disability. None of the Company’s or the Bank’s employees are represented by any collective bargaining units. We consider our employee relations to be good.

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

You should consider the following risk factors as well as the other information contained in this Annual Report, including, but not limited to, the financial statements and the related notes.

Risks Related to the Capital and Credit Markets

There can be no assurances that the recently enacted Emergency Economic Stabilization Act of 2008 will help stabilize the financial system in the United States.

On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by the then Treasury Secretary Henry Paulson to the U.S. Congress on September 19, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced in the industry. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Also on October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Insurance Act pursuant to which the FDIC would, among other things, offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a further package of economic stimulus measures. In addition, Treasury Secretary Geithner has announced further measures to address the crisis in the financial services sector. There can be no assurance, however, as to the actual impact that the EESA, the ARRA, their respective implementing regulations, the programs of the FDIC or any other governmental agency, or any further legislation, will have on the financial markets. The failure to stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of securities and financial market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market contributed to our increasing provisions for loan losses during 2008, and our expectation for future loan losses and loss provisions during 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values.

Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers).

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased, to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to construction and land loans, residential mortgage loans, home equity loans and lines of credit we nonetheless retain direct exposure to the commercial and residential real estate markets and we are affected by these events. Our commercial banking line of business has a portfolio of construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

In recent years, we have experienced significant growth through acquisitions and internal generation of new business. While we have diminished our rate of growth in 2008 in response to adverse market conditions, in the medium to longer term, we intend to continue to expand our business through internal growth by adding to our loan portfolio and bringing in new deposits as well as through the acquisition of the assets and assumption of deposits of other banks as opportunities are identified. However, our ability to sustain continued growth depends upon several factors outside of our control, including economic conditions generally and in Florida in particular, as well as interest rate trends. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk and asset quality levels and upon acceptable terms, while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through acquisitions.

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

For the fiscal years ended December 31, 2006 and December 31, 2005, we had net income of $3.2 million and $2.9 million, respectively however there can be no assurance that we will continue to be profitable in the future. In 2008 we incurred a net loss of $55.5 million which was primarily attributable to a one time write off of goodwill and other intangible assets in the amount of $44.2 million, a reserve of deferred tax assets in the amount of $8.5 million as well as due to loan loss provisions in the year of $9.5 million. In 2007 we incurred a net loss of $3.1 million, which was primarily attributable to a number of individual write-offs associated with a branch demolition, staff reductions, branch closure costs and the increased provision for loan losses of $4.5 million required to reduce the carrying value of our loan portfolio. If we continue to experience losses, our financial position could be negatively affected and the value of our common stock may decline.

The geographic concentration of our operations in Florida makes our business highly susceptible to local economic conditions, and an economic downturn or recession or adverse weather conditions in Florida may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in Miami-Dade, Broward, Palm Beach and Martin Counties in Florida. As a result of this geographic concentration in the Southeast Florida market, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market has negatively affected and may continue to negatively affect could result in one or more of the following:

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

Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources exposes us to potential liquidity risk.

We have increased our reliance on wholesale funding, such as Federal Home Loan Bank borrowings and brokered deposits in recent quarters. Because wholesale funding sources are affected by general capital market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in commercial banking. While we have processes in place to monitor and mitigate these funding risks, the continued availability to us of these funding sources is uncertain, and we could be adversely impacted if our business becomes disfavored by wholesale lenders or large depositors.

Brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our financial flexibility could be constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loans or lease originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

The Company and the Bank are subject to an enforcement action by federal and state banking regulatory authorities and entered into a written agreement with the Federal Reserve Bank of Atlanta and the State of Florida Office of Financial Regulation. Our potential failure to comply with terms of the agreement may result in severe penalties to the Company.

On January 28, 2009, the Company and the Bank entered into a written agreement (the “FRB Agreement”), effective January 26, 2009, with the Federal Reserve Bank of Atlanta (the “Reserve Bank”) and the State of Florida Office of Financial Regulation (the “OFR”).  Under the terms of the FRB Agreement, the Bank agreed to implement asset improvement restrictions relating to the extension or renewal of credit to certain borrowers including borrowers obligated to the Bank in charge-offs or losses or whose credit has been classified doubtful or substandard without the prior approval of the Bank’s board of directors. The Bank agreed that within 60 days of the FRB Agreement, it would submit to the Reserve Bank and the OFR, a written plan designed to improve the Bank’s position through repayment, or other means, on each loan or asset in excess of $500,000, including other real estate owned, that is past due as to principal or interest more than 90 days as of the date of this Agreement, is classified as a problem loan or has otherwise been adversely classified by the Bank’s regulators.

Additionally, the Company agreed within 60 days of the FRB Agreement to submit to the Reserve Bank a written plan to maintain sufficient capital at the Bank on a consolidated basis, and the Bank agreed to submit to the Reserve Bank and the OFR a written plan to maintain sufficient capital at the Bank as a separate legal entity on a stand-alone basis. The plan is required to address certain current and future capital requirements, including:

•

the Company’s current and future capital requirements, including compliance with the Capital Adequacy Guidelines for Bank Holding Companies;

•

the Bank’s current and future capital requirements, including compliance with the Capital Adequacy Guidelines for State Member Banks;

•

the adequacy of the Bank’s capital;

•

the source and timing of additional funds to fulfill the Company’s and the Bank’s future capital requirements;

•

the requirements of Section 225.4(a) of Regulation Y of the Board of Governors that the Company serve as a source of strength to the Bank; and

•

procedures for the Company and the Bank to notify the Reserve Bank and the OFR no more than 30 days after the end of any quarter in which any of the Company’s consolidated capital ratios or the Bank’s capital ratios (total risk-based, Tier 1, or leverage) fall below the appropriate plan’s minimum ratios.

Furthermore, under the terms of the FRB Agreement:

•

the Company and the Bank agreed not to declare or pay any dividends without the prior written approval of the Reserve Bank, the director of the Division of Banking Supervision and Regulation of the Board of Governors, and, as to the Bank, the OFR;

•

the Bank agreed it would not take any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank;

•

the Company agreed it would not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank; and

•

the Company agreed it would not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.

The terms of the FRB Agreement require the Bank to submit additional written plans, programs, policies and procedures to the Reserve Bank and the OFR to address board of director oversight, credit risk management, loan policies and procedures, and its loan review function. The FRB Agreement is based, in part, on certain findings of the OFR in its Report of Examination. The Bank agreed that within 30 days of the FRB Agreement, the Bank would eliminate or correct regulatory violations cited in the Report of Examination.  Our potential failure to comply with the terms of the FRB Agreement could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of the Bank.

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

As a small commercial bank we face substantial competition in all phases of our operations from a variety of different competitors, including many large financial institutions. Competition for deposits, loans, and other financial services comes from numerous Florida-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, many of which are much larger than Sun American Bank. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust, investment and full service international banking, that the Bank does not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Competition from various financial institutions could hinder our growth strategy and ability to attain profitable operations, which may reduce the value of our common stock.

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

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under U.S. generally accepted accounting principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of the Bank. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust applied to the Eleventh Judicial Circuit Court for Miami-Dade County, Florida (the “Court”) to have the accounting arbitration award vacated. On July 17, 2008 the Court vacated the award due to violations of the Amended Protocol Order by both parties. The dispute is in process of being returned to the independent accountant to independently determine the correct accounting under U.S. generally accepted accounting principles in accordance with the terms provided for in the asset acquisition agreement.

If the accounting arbitration ruling ends in favor of the Bank, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company could be required to issue additional shares of common stock in an amount up to approximately $700,000 should the Beach Bank Liquidating Trust position prevail.

The accounting arbitration ruling, when finalized, is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated.

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

As of March 25, 2009, 10,934,944 shares of our common stock were issued and 10,230,466 shares of common stock were outstanding. We have reserved approximately 4,513,225 shares of common stock for issuance in connection with previously issued warrants that are exercisable or convertible into common stock, which represents 43% of our outstanding common stock. We also have reserved 2,830,800 shares of common stock for issuance in connection with our benefit plans and 80,000 shares of common stock in connection with our warrant plan adopted by our Board of Directors. Should existing holders of warrants or other securities exercisable or convertible into shares of our common stock exercise or convert such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants.

As of March 25, 2009, we had approximately 2,345,400 shares of our common stock available for future issuances, which issuances would cause further dilution to our stockholders.

A substantial number of our outstanding shares of common stock or shares issuable upon the exercise of options and warrants are eligible for future sale and the sale of our shares of common stock into the market may depress our stock price.

Our stock price may be depressed by future sales of our shares of common stock or the perception that future sales may occur. As of December 31, 2008, 10,934,944 shares of our common stock were issued and 10,230,466 shares of our common stock were outstanding, of which 7,468,242 shares have previously been registered with the SEC. As of December 31, 2008, 5,719,728 shares issuable upon the exercise of options or warrants have been registered for resale with the SEC, including  2,330,664 shares underlying options issued under our Amended and Restated Directors Stock Option Plan, our Amended and Restated Incentive Stock Option Plan and our Amended and Restated 2005 Stock Option and Stock Incentive Plan, 1,875,630 shares underlying Series D common stock purchase warrants, 1,266,943 shares underlying Series F warrants, 20,000 shares underlying Series G warrants and 226,491 shares underlying the placement agent warrants. Further, there are currently additional unregistered shares of common stock that may be sold under Rule 144. We are unable to estimate the amount, timing or nature of future sales of common stock. Sales of substantial additional amounts of common stock in the public market, or the perception that these sales may occur, may lower the common stock’s market price.

We currently have outstanding shares of our Series A preferred stock and may issue additional shares of preferred stock that could be entitled to dividends, liquidation preferences and other special rights and preferences not shared by holders of our common stock.

We are authorized to issue up to 5,000,000 shares of “blank check” preferred stock. We may issue shares of preferred stock in one or more series as our board of directors may from time to time determine without stockholder approval. The voting powers, preferences and other special rights and the qualifications, limitations or restrictions of each such series of preferred stock may differ from each other. On September 17, 2008, the Company’s board of directors designated the Series A Preferred Stock as a series of the Company’s “blank check preferred stock” authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation.  The rights, preferences, powers, restrictions, and obligations of the Series A Preferred Stock are set forth in the Certificate of Designations filed with the Secretary of State of Delaware on October 7, 2008, which was effective upon filing.

At December 31, 2008, there were 93,750 shares of Series A Preferred Stock issued and outstanding. The issuance of any such additional shares of preferred stock could materially adversely affect the rights of holders of our common stock and could reduce the value of our common stock.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Bank owns two parcels of real property, one which is located at 2770 S.W. 27th Avenue, Miami, Florida, which houses a branch of the Bank. The other property is a parcel of land located in Delray Beach, Florida, which is expected to be used for a future branch site or sold depending upon prevailing economic conditions. Both of these properties are free of encumbrances. All of the Bank’s branches are full service branches.

The following sets forth certain information regarding the Bank’s branch facilities. Management believes that each of our current facilities is adequate and well suited to our current operations.

Name and County	Address	Square Feet	Year Opened or Acquired	Occupancy Status
Branch Locations
Coral Way Branch Miami-Dade County (1)	3400 Coral Way	11,464	2004	Leased
Coral Gables Branch Miami-Dade County	221 Miracle Mile	4,000	2006	Leased
Grovegate Branch Miami- Dade County	2770 SW 27th Avenue	2,435	2001	Owned
Doral Branch Miami-Dade County	2500 NW 97th Avenue	2,986	2004	Leased
Dadeland Branch Miami-Dade County	8099 South Dixie Highway	2,500	2006	Leased
Miami Beach Branch Miami-Dade County	555 Arthur Godfrey Road	4,900	2006	Leased
Hollywood Branch Broward County	3475 Sheridan Street	4,800	1992	Leased
Fort Lauderdale Branch Broward County	350 SE 2nd Street	3,500	2007	Leased
West Delray Branch Palm Beach County	2160 West Atlantic Avenue	3,816	2007	Leased
Boca Raton Branch Palm Beach County	1200 North Federal Hwy	5,388	2002	Leased
Boynton Beach Branch Palm Beach County	3501 W Boynton Beach Blvd	1,600	2005	Leased
PGA Branch Palm Beach County	2000 PGA Blvd Suite E5506	3,648	2006	Leased
West Boca Branch Palm Beach County	9293 Glades Road	5,000	2007	Leased
Tequesta Branch Palm Beach County (2)	250 Tequesta Drive	9,561	2007	Leased
Stuart Branch Martin County	2171 SE Federal Hwy	4,000	2007	Leased
Other Facilities
Operations Center Miami-Dade County	7300 NW 19th Street Suite 102	14,973	2006	Leased
East Delray Land Palm Beach County	530 SE 6th Avenue	1,960	2007	Owned

———————

(1)

This branch was closed on March 31, 2008. The first, second and seventh floors are now vacant and available for sub-lease to other parties until the lease termination date of February 16, 2010.

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

The dispute was submitted to an independent registered public accounting firm to independently determine the correct accounting under U.S. generally accepted accounting principles in accordance with the terms provided for in the asset acquisition agreement. On February 7, 2008, the independent accountant determined expense adjustments of $1,571,307 out of a possible $1,595,353 were required to be made to the final audited closing balance sheet of Beach Bank in favor of the Bank. The accounting resolution provided by the independent accounting firm was to be final and binding on both parties. The Beach Bank Liquidating Trust applied to the Eleventh Judicial Circuit Court for Miami-Dade County, Florida (the “Court”) to have the accounting arbitration award vacated. On July 17, 2008 the Court vacated the award due to violations of the Amended Protocol Order by both parties. The dispute is in process of being returned to the independent accountant to independently determine the correct accounting under U.S. generally accepted accounting principles in accordance with the terms provided for in the asset acquisition agreement.

If the accounting arbitration ruling ends in favor of the Bank, the Beach Bank Liquidating Trust will be required to return to Sun American, transaction consideration totaling approximately $3.0 million. The actual number of shares to be returned to the Company is not readily determinable at this time because it will be based upon the average daily trading price of the Company’s common stock for the ten days prior to the distribution. In addition, the Company could be required to issue additional shares of common stock in an amount up to approximately $700,000 should the Beach Bank Liquidating Trust position prevail.

The accounting arbitration ruling, when finalized, is subject to review and adjustment under the general arbitration provisions of the asset acquisition agreement. Termination or rescission of the acquisition transaction is not contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Market under the symbol “SAMB.” The Company’s common stock closed trading on December 31, 2008 at a price of $0.37 per share.

The following table shows the Company’s quarterly high and low sales prices for the fiscal years ended December 31, 2008 and December 31, 2007.

	2008		2007
	High $	Low $	High $	Low $
First quarter	$4.92	$3.60	$13.63	$12.38
Second quarter	4.86	2.10	12.75	9.89
Third quarter	2.94	1.40	10.11	6.05
Fourth quarter	2.44	0.30	8.17	3.08

The Company is subject to legal limitations under federal and state laws affecting the frequency and amount of dividends that may be paid to its stockholders. Banking regulators may restrict the ability of any bank holding company subject to their jurisdiction to pay dividends if the payments would constitute an unsafe or unsound banking practice. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the surplus that represents the excess of its net assets over paid-in-capital or, if there is no surplus, its net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if it becomes insolvent or the payment of dividends will render it insolvent. The Company has never paid, and does not in the foreseeable future anticipate paying, cash dividends on our common stock. The Bank is currently restricted from paying dividends to the Company because it does not have sufficient retained earnings to do so under State of Florida Regulations.

As of March 25, 2009, 10,230,466 shares were issued and outstanding and were held by approximately 624 shareholders of record.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2008 which have not previously been reported on a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On January 7, 2008, we publicly announced a new stock repurchase program permitting the Company to repurchase up to 1,000,000 shares of its common stock until January 7, 2009. There were no repurchases of our common stock made during the fourth quarter of 2008 and the stock repurchase program has terminated.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	2,642,820	$5.90	157,180
Equity compensation plans not approved by security holders	30,800	$4.90	—
Total	2,673,620	$5.88	157,180

The Company has three equity compensation plans: (i) the Amended and Restated Directors Stock Option Plan; (ii) the Amended and Restated Incentive Stock Option Plan; and (iii) the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

As of December 31, 2008, the Company’s stockholders approved a maximum of 400,000 shares of common stock to be issued under the Amended and Restated Directors Stock Option Plan and there were options to purchase 391,080 shares of common stock outstanding under that plan.

As of December 31, 2008, the Company’s stockholders approved a maximum of 400,000 shares of common stock to be issued under the Amended and Restated Incentive Stock Option Plan and there were options to purchase 389,680 shares of common stock outstanding under that plan.

As of December 31, 2008, the Company’s stockholders approved a maximum of 2,000,000 shares of common stock to be issued under the Amended and Restated 2005 Stock Option and Stock Incentive Plan and there were options to purchase 1,862,060 shares of common stock outstanding under that plan.

Stock Price Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2002 through December 31, 2008, with the hypothetical cumulative total return on NASDAQ Composite Index, and the NASDAQ Banks Index for the comparable period, including reinvestment of dividends.

	December 31,
	2002	2003	2004	2005	2006	2007	2008
Sun American Bancorp	$100.00	$123.08	$124.00	$135.38	$160.62	$45.91	$4.55
NASDAQ Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60	$118.08
NASDAQ Banks Index	$100.00	$129.93	$144.21	$137.97	$153.15	$119.35	$54.44

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

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2008 (1)	2007 (2)	2006 (3)	2005	2004 (4)
Selected Balance Sheet Data:
Cash and cash equivalents	$16,561	$8,110	$56,415	$27,581	$6,214
Investments	83,038	56,085	57,418	26,369	22,574
Loans, net	466,018	439,962	350,743	210,665	153,730
Total assets	589,986	577,872	503,883	277,151	191,467
Total deposits	443,488	380,707	402,978	193,465	158,158
Total shareholders’ equity	41,769	97,791	84,514	59,625	20,746
Tangible book value per common share	4.04	4.96	7.05	7.25	4.32
Selected Statement of Operations Data
Net interest income	$18,314	$19,931	$15,202	$11,303	$6,519
Provision for loan losses	9,465	4,520	338	475	1,397
Non-interest income	2,761	1,979	859	1,075	969
Non-interest expense (1)	63,549	22,080	13,779	8,982	6,319
Income tax (expense) benefit (5)(1)	(3,558)	1,595	1,236	—	—
Minority interest	$13	$(15)	$(1)	$(2)	$—
Net income (loss)	$(55,485)	$(3,110)	$3,179	$2,919	$(228)
Basic earnings (loss) per share	$(5.38)	$(0.29)	$0.42	$0.60	$(0.12)
Diluted earnings (loss) per share	$(5.38)	$(0.29)	$0.35	$0.52	$(0.12)
Selected Financial Ratios:
Return on average assets (1)	(8.84)%	(0.56)%	0.97%	1.24%	(0.14)%
Return on average equity (1)	(59.26)%	(3.09)%	5.12%	8.50%	(1.33)%
Ratio of average equity to average assets	14.92%	17.97%	18.92%	14.62%	10.68%

———————

(1)

2008 data reflects the write off of $44.2 million of goodwill and other intangible assets, and a reserve against $8.5 million of deferred tax assets.

(2)

2007 data reflects the impact of the merger with Independent Community Bank on March 30, 2007 which resulted in an increase in net loans of $103.3 million, total assets of $151 million, total deposits of $128.6 million and total capital of $22 million.

(3)

2006 data reflects the impact of the acquisition of assets and assumption of liabilities of Beach Bank on December 29, 2006 which resulted in an increase in net loans of $68 million, total assets of $113 million, total deposits of $106 million and total capital of $19.2 million.

(4)

2004 data reflects the impact of the acquisition of assets and assumption of liabilities of Gulf Bank on February 16, 2004 which resulted in an increase in net loans of $42.2 million, total assets of $65.9 million and total deposits of $62.6 million.

(5)

No income tax benefit was recorded in 2004 or 2005 because the Company’s results of operations did not provide sufficient evidence that the net operating losses available for carry-forward will be utilized in the future. In 2005 no current income tax expense was recorded because the Company was able to utilize the benefit of previous years’ loss carry-forwards. In 2006, the Company recognized the remaining portion of its deferred tax assets based upon management’s assessment and expectation of generating sufficient future taxable income.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Throughout this section, unless the context indicates otherwise, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp and its subsidiary Sun American Bank. Throughout this section, unless the context indicates otherwise, when we use the term the “Company,” we are referring to Sun American Bancorp, and its subsidiary, Sun American Bank. Throughout this section, unless the context indicates otherwise, when we use the term the “Bank,” we are referring to Sun American Bank.

In general, South Florida real estate markets have declined in value throughout 2008. The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the weakening real estate conditions in our South Florida geographic region. In addition, the overall economic conditions in our market as well as nationally deteriorated throughout 2008, prompting unprecedented government intervention directed toward stabilizing the economy.  The Company’s financial results reflect the impact of these adverse conditions through higher levels of non-performing assets, increased loan loss reserves and compression of our net interest margin. The Company reported non-performing assets of $29.8 million at December 31, 2008 compared to $7.3 million at December 31, 2007. It is the general consensus in the marketplace and management’s belief that the South Florida real estate trend will remain depressed for the near future and therefore management can only offset this factor proactively in a limited way.

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

The Company has re-directed resources internally to proactively address the issues of borrower repayment difficulties. We increased resources in our loan work out group and have redirected the focus of our lenders to work with existing borrowers to resolve issues.

Core deposit growth remains a competitive activity for the Bank. The market remains price sensitive and clients remain rate sensitive. The Bank has continued a policy to remain competitive in our market place but to adjust deposit pricing to meet funding needs over time. A priority of increasing core deposits at acceptable rates has been in place in the year and is expected to continue in future.

Our primary market and service area is Miami-Dade, Broward, Palm Beach and Martin counties where we operated fourteen full service banking offices. We have grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004 and Beach Bank in 2006. In addition we merged with Independent Community Bank in March 2007. Since these transactions, we have pursued a strategy, increasing our level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial loan products, by competitively pricing deposit products to grow client deposits while maintaining an interest rate spread. In 2008 we slowed our rate of growth in response to deteriorating economic conditions in our markets and in an effort to preserve capital.

Generally we seek to increase the level of capital in our banking business to support increased loan loss provisions and to support business growth. The periodic addition of new capital to support business growth is a core component required to permit us to realize capital preservation and, in future, to support new business growth. The Company is actively pursuing the addition of new capital. The current depressed economic environment makes new capital acquisition more difficult.

At year end in 2008 the Company completed its annual evaluation of its goodwill and intangible assets for impairment and, in the current market environment, determined that the fair value of the Company was less than its net equity. Accordingly a $44.2 million goodwill and intangible asset impairment charge was recorded at year end.

As at December 31 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under SFAS No. 109, Accounting for Income Taxes to continue to recognize future tax loss benefits. Accordingly the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million charge to earnings.

At December 31, 2008, we had total assets of $590.0 million, net loans of $466.0 million, deposits of $443.5 million and stockholders’ equity of $41.8 million. Average total assets increased by $68.2 million during the fiscal year ended December 31, 2008. Capital declined in 2008 by $56.0 million primarily due to the write off of $44.2 million of goodwill and other intangible assets, the reserve of $8.5 million of deferred tax assets and the $9.5 million of loan loss provisions taken in the year. As a result, the average equity to average assets ratio decreased to 14.92% for the year ended December 31, 2008 from 17.97% for the year ended December 31, 2007. The Bank’s capital exceeded statutory guidelines at December 31, 2008 and December 31, 2007. There were no dividends declared in the fiscal years ended December 31, 2008 and December 31, 2007.

Our results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business, which generally consists of attracting deposits from the general public, supplemented by Federal Home Loan Bank advances and capital infusions from us, and applying a majority of these funds (typically 70% to 80%) to the origination of commercial loans to small businesses, consumer loans, and secured real estate loans in its local trade area of South Florida. The balance of the Bank’s portfolio (approximately 10% to 25%) is generally held in cash and invested in government guaranteed or sponsored investment grade securities.

Our profitability depends primarily on generating sufficient net interest income (the difference between interest income received from loans and investments and the interest expense incurred on deposits and borrowings) to offset operating expenses. Any excess thereof is pre-tax profit earned by the Bank. The careful balance sought between the interest rate earned, frequency of rate changes, and interest rate paid to the Bank’s deposit base, determines the nature and extent to which it may be profitable. For example, if the income generated by net interest income plus non-interest income is in excess of operating expenses and loan loss provisions, the Bank should be operating profitably. In 2008 interest rates fell throughout the year which resulted in reduced loan revenue to the Bank as the interest rates on client loans decreased. In addition, more borrowers discontinued payments on their loan which caused a further reduction to loan revenues. The Bank responded by lowering deposit rates offered to clients. However, due to the competitive market for deposits in 2008, the Bank was unable to reduce deposit interest expense to the same degree as the loan revenue decline. As a result, the Company’s net interest margin declined in 2008 to 3.44% from 4.06% in 2007.

Non-interest income consists primarily of service charges and fees on deposit accounts. In addition, the Company recognized $981,000 of gains in 2008 from the sale of investment securities. Non-interest expenses consist primarily of personnel compensation and benefits, occupancy and related expenses, data processing costs, deposit insurance premiums paid to the FDIC, as well as other operating expenses.

We continue to monitor operating expenses to maximize efficiency and profitability, particularly in periods where business growth slows down. Management continues to analyze our operations to find areas where costs can be reduced through greater efficiency or through renegotiated contracts. In 2008 operating expenses (excluding the $44.2 million write off of goodwill and intangibles) declined by $2.8 million or 13% compared to 2007.

In 2007 our business was primarily impacted by the acquisition of assets and assumption of liabilities from Beach Bank which closed on December 29, 2006 and by the merger of Sun American Bank with Independent Community Bank on March 30, 2007. We focused significant resources in the first half of 2007 to integrate the operations of these acquisitions into our existing banking platform.

During the year ended December 31, 2007, our capital base was increased by approximately $13.3 million primarily due to the issuance of $22.0 million of common stock in connection with the merger of Independent Community Bank and $1.0 million to offset stock option expense. This was offset by a net loss of $3.1 million, and warrants and common stock buy backs of $3.6 million.

In 2007 we experienced a net loss of $3.1 million. The net loss in 2007 was primarily due to increased loan loss provisions of $4.5 million booked in the fourth quarter of 2007 as well as a number of individual expenses associated with acquisition conversion costs, branch demolition costs, and litigation settlement costs.

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

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At November 30, 2008 (the goodwill impairment testing date) the fair value of its reporting unit determined to be less than its carrying value; therefore, goodwill and intangible assets were determined to be fully impaired. Accordingly the Company wrote off $44.2 million of goodwill and intangible assets in the fourth quarter of 2008.

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

Investment Securities: The Company records its securities available for sale in its balance sheet at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s balance sheet was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments for which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated using the constant yield method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the statement of operations.

Income Taxes: The Company files a consolidated federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance, if needed, reduces deferred tax amounts to the amount expected to be realized. At year end in 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under SFAS No. 109, Accounting for Income Taxes to continue to recognize the benefits of its deferred tax assets. Accordingly the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million charge to earnings.

Asset Quality and Nonperforming Assets

A primary strategy of the Company continues to be to maintain the level of earning assets as they relate to operating expenses in order to improve profitability. The Company has pursued a growth strategy by increasing the level of earning assets, primarily through increases in loan origination in the communities the Company serves and by increasing the level of capital in support of this growth. In 2008, the Company slowed the rate of growth of its business in response to the deterioration of economic conditions in the markets in which it operates. Interest-earning assets, which consist of loans, investments, Federal Funds Sold, Federal Home Loan Bank Stock, and Federal Reserve Bank Stock, totaled $555.8 million at December 31, 2008, a $51.9 million, or 10.3%, increase from $503.9 million at December 31, 2007. This increase was due primarily to an increase in net loan assets of $27 million and from an increase of investment securities of $27 million. The $503.9 million of interest earning assets at December 31, 2007 represented a $44.2 million, or 9.6%, increase from $459.7 million at December 31, 2006. This increase was due primarily to an increase in net loan assets of $89.2 million from the merger with Independent Community Bank in March 2007 and offset by a decrease in cash balances of $48.3 million in 2007.

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

•

Loans secured by marketable securities represent a moderate degree of risk.

•

Commercial and residential real estate loans, including construction and land development loans, represent a moderate but increasing degree of risk.

•

Loans secured by automobiles, boats and equipment represent a moderate to medium level of risk to the Bank.

•

Unsecured loans represent a high level of risk to the Bank.

A significant part of the Company’s business strategy involves efforts to develop new business relationships particularly in development of new loan origination. In 2008 we slowed our loan growth initiatives in response to the deteriorating economic conditions in our markets. Typically, the Company has sought commercial lending relationships with customers borrowing up to $10 million. The Bank’s legal lending limit for secured and unsecured loans was $12.5 million and $7.5 million as of December 31, 2008. The Bank’s legal lending limit for secured and unsecured loans was $14.5 million and $8.7 million as of December 31, 2007. The legal lending limit decreased in 2008 from 2007 because of a decrease in Tier 1 risk based capital.

 Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on mortgage loans generally give us the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of loans tends to increase, however, when current loan market rates are substantially higher than rates on existing loans and, conversely, decrease when rates on existing loans are substantially higher than current loan market rates. In 2008, loan prepayments slowed as borrowers had fewer refinancing alternatives due to tighter credit markets.

The Bank extends credit with terms, rates and fees commensurate with those in its market place for like types of credit. Loan maturities may positively or negatively impact the Bank’s ssset and liability position and, ultimately, its profitability and are constantly monitored through the Bank’s asset / liability management.

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

Commercial Real Estate Loans. The Bank’s primary lending focus is making commercial mortgage loans to finance the purchase of real property, which generally consists of developed real estate and construction properties. Commercial mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period, with balloon payments due at the end of five to ten years. At December 31, 2008, commercial mortgage loans represented 70% of the total loan portfolio compared to 69% and 59% at December 31, 2007 and 2006 respectively. The average balance of commercial mortgage loans was $301.3 million for 2008, $268.5 million for 2007 and $162.0 million for 2006. Income from these loans totaled $21.9 million, $22.5 million and $14.4 million for 2008, 2007, and 2006 respectively.

Residential Real Estate Loans. Another of the Bank’s lending focus is making mortgage loans to finance the purchase of residential real property, which generally consists of improved one to four family and multi-family properties. Residential mortgage loans are generally secured by first liens on real estate, and typically have variable rates and amortize over a 15 to 25 year period. At December 31, 2008 residential real estate loans represented 17% of the total loan portfolio compared to 15% and 26% at December 31, 2007 and 2006, respectively. The average balance of residential real estate loans was $79.9 million for 2008, $77.1 million for 2007 and $62.4 million for 2006. Income from these loans totaled $5.3 million, $6.4 million and $5.6 million for 2008, 2007 and 2006, respectively.

Commercial Loans. A third lending focus of the Bank is to small and medium-sized businesses in a variety of industries. The Bank makes a broad range of short- and medium-term commercial lending products available to businesses, including working capital lines, purchases of machinery, and business expansion (including acquisition of real estate and improvements). At December 31, 2008, commercial loans represented 6% of the total loan portfolio compared to 8% of the portfolio at December 31, 2007 and compared to 10% at December 31, 2006. The average balance of commercial loans was $27.0 million for 2008, $33.4 million for 2007 and $25.6 million for 2006. Income from these loans totaled $1.5 million for 2008 compared to $3.0 million and $2.4 million for 2007 and 2006, respectively.

Consumer Lending. The Bank offers a variety of loan and deposit products and services to retail customers through its branch network. Loans to retail customers include residential mortgage loans, home equity loans and lines of credit, automobile loans, and other personal loans. At December 31, 2008, consumer loans represented 7% of the total loan portfolio compared to 8% and 5% of the portfolio at December 31, 2007 and December 31, 2006 respectively. The average balance of consumer loans was $35.3 million for 2008 and $29.1 million and $5.0 million for 2007 and 2006, respectively. Income from these loans totaled $2.3 million for 2008 and $2.1 million and $386,000 for 2007 and 2006, respectively.

Loan Portfolio Summary. Major categories of loans included in the portfolio at December 31 are as follows (Dollars in thousands):

	2008	2007	2006	2005	2004

Commercial	$27,109	$34,010	$34,323	$25,563	$19,509
Commercial real estate	330,180	307,188	210,505	136,096	109,145
Residential real estate	81,014	69,843	93,748	48,254	23,623
Consumer and home equity	33,699	34,954	14,060	2,595	3,220
Other	842	689	1,857	801	269
	472,844	446,684	354,493	213,309	155,766
Net deferred loan fees	(263)	(218)	(697)	(525)	(358)
Allowance for loan losses	(6,563)	(6,504)	(3,053)	(2,119)	(1,678)
Net loans	$466,018	$439,962	$350,743	$210,665	$153,730

Loan Maturity Schedule. The following schedules set forth the time to contractual maturity of our loan portfolio at December 31, 2008. Loans which have adjustable rates and fixed rates are all shown in the period of contractual maturity. Demand loans, loans having no contractual maturity and overdrafts are reported as due in one year or less.

	As at December 31, 2008
	Total	One Year Or Less	One through Five Years	After Five Years
	(Dollars In thousands)
Commercial	$27,109	$10,030	$13,555	$3,524
Commercial real estate	330,180	118,865	66,036	145,279
Residential real estate	81,014	26,180	26,864	27,970
Consumer and home equity	33,699	835	3,539	29,325
Other	842	488	354	—
	472,844	$156,398	$110,348	$206,098
Net deferred loan fees	(263)
	$472,581

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

The percentage of loans in each category to total gross loans as of December 31, are as follows (Note: the table excludes overdrafts as they collectively represent less than one percent of the total):

	2008	2007	2006	2005	2004

Commercial loans	6%	8%	10%	12%	13%
Commercial real estate loans	70%	69%	59%	64%	70%
Residential real estate loans	17%	15%	26%	23%	15%
Consumer and home equity	7%	8%	5%	1%	2%
Total before allowance for loan losses	100%	100%	100%	100%	100%

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

Regulatory Classification of Assets. Our regulators consider loan assets to be classified when they are recorded in our records in the classifications of substandard, doubtful or loss. As of December 31, 2008, 2007, and 2006, the total dollar value of our classified assets was $90.1 million, $12.0 million and $12.0 million respectively.

There was a significant increase in classified loans in 2008 as real estate collateral values fell sharply over the year and borrowers experienced increasing difficulties in maintaining their repayment obligations. There were seventy-three loans classified at the end of 2008 compared to seventeen loans classified at the end of 2007.

Generally, interest on loans is accrued and credited to income based on the outstanding balance of the contract obligations of each loan or receivable contract. It is the Bank’s policy to discontinue the accrual of interest income and classify loans or assets as non-accrual when principal or interest is past due 90 days or more and/or the loan is not properly and/or adequately collateralized, or if in the belief of the Bank’s management, principal and/or interest is not likely to be paid in accordance with the terms of the obligation and/or documentation. As of December 31, 2008, 2007, and 2006, delinquent and non-accrual loans greater than 90 days past due totaled $25.9 million, $6.7 million and $953,000 respectively. Again the sharp increase in non-accrual loans reflected difficulties of borrowers meeting their repayment obligations in 2008.

Foreclosed Assets. Assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as other real estate owned (“OREO”) if real estate, or in other assets as repossessions, if other property, until they are sold. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense. At December 31, 2008 the Bank held $3.5 million of OREO and $353,000 of repossessions. At December 31, 2007, the Bank held $587,000 of OREO and no repossessions. The Bank held no OREO or repossessions at December 31, 2006.

Non-performing Assets. Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The following table sets forth information with respect to non-performing assets identified by the Bank as at December 31:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans
Commercial	$1,055	$217	$453	$290	$121
Commercial real estate	23,879	6,313	—	—	20
Residential real estate	565	158	—	—	—
Consumer	429	—	—	—	—
Other real estate owned	3,511	—	—	—	—
Repossessions	353	—	—	—	—
Accrual loans – past due 90 days or more
Commercial	—	—	500	—	—
Restructured loans	—	—	—	—	—
Other real estate owned	—	587	—	—	—
Total nonperforming assets	$29,792	$7,275	$953	$290	$141

———————

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

Specific Allowance: All significant commercial and industrial loans that are classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.

When a loan is deemed to no longer be collectible, it is charged off which reduces the gross loan portfolio value as well as reducing the allowance for loan loss balance. In 2008, $9.6 million of loans was charged off resulting in a reduced allowance for loan losses.

Allowance for Loan Loss Activity. The allowance for loan loss as of December 31, 2008 was $6.6 million compared to $6.8 million and $3.1 million at December 31, 2007 and 2006, respectively. The 2007, 2006 and 2004 allowance for loan losses included an allocated allowance of $907,000, $562,000 and $458,000, respectively related to the acquisition of a loan portfolios in various acquisition transactions. Activity in the allowance for loan losses for the most recent five years ended December 31, are as follows:

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance, beginning	$6,504	$3,053	$2,119	$1,678	$738
Amounts charged off:
Commercial	(737)	(161)	—	(57)	(1,084)
Consumer and home equity	(640)	—	(1)	(21)	(12)
Commercial and residential real estate	(8,268)	(1,911)	—	—	—
Recoveries of amounts charged off:
Commercial	203	81	28	107	160
Consumer and home equity	2	6	7	6	21
Commercial and residential real estate	34	9	—	—	—
Net (charge-offs) recoveries	(9,406)	(1,976)	34	35	(915)
Provision for loan losses	9,465	4,520	338	475	1,397
Reclassification of reserve for unfunded commitments to other liabilities	—	—	—	(69)	—
Acquisition related adjustment (1)	—	907	562	—	458
Balance, ending	$6,563	$6,504	$3,053	$2,119	$1,678

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	2.12%	0.48%	0.01%	0.02%	(0.78)%

———————

(1)

The adjustment in 2007, 2006 and in 2004 are the allowance required on acquisition of loans from the Independent Community Bank, Beach Bank and the Gulf Bank transactions, respectively, and exclusive of loans accounted under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which were not material.

Through the review of the loan portfolio, management determined that additional provisions were required in 2008 and 2007 due to: a) increased charge-offs of loans for which repayment is uncertain; b) increased provisions to reflect the enhanced level of inherent risk in the portfolio due to the geographic and economic conditions in our market place and c) growth of the loan portfolio. Increased provisions during 2006 were due to portfolio growth. Management believes that the allowance for loan loss was adequate in relation to the overall loan portfolio based upon current market conditions.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category. The allocation of the allowance for loan losses as of December 31 for the past five years was as follows:

(Dollars in thousands)	2008	2007	2006	2005	2004

Commercial loans	$345	$474	$579	$254	$218
Commercial real estate loans	4,449	5,141	1,830	1,356	1,175
Residential real estate loans	1,220	611	497	488	252
Consumer and home equity	549	277	147	21	33
Total allowance for loan losses	$6,563	$6,503	$3,053	$2,119	$1,678

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

A committee consisting of Bank officers and Directors determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. The Bank’s investment policies generally limit investments to U.S. government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Bank’s investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). The effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

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

Investment Portfolio. The Company’s investment securities portfolio consists of high quality securities. The maturity distribution of the securities portfolio is reflected in the following table. The average yield for our investment portfolio increased marginally to 5.14% at December 31, 2008 compared to 4.73% at December 31, 2007 and to 4.48% at December 31, 2006.

	Maturities of Investment Securities at December 31, 2008
	One Year Or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Corporate Bonds:
Held to maturity	$—	—	$—	—	$—	—	$—	—	$—	—
Available for Sale	—	—	—	—	324	7.10%	—	—	324	7.10%
Mortgage-backed Securities:
Held to maturity	—	—	658	6.32%	1,487	4.26%	16,291	4.58%	18,436	4.61%
Available for Sale	—	—	—	—	6	7.0%	22,111	5.04%	22,117	5.04%
U.S. government agencies:
Held to Maturity	2,467	4.92%	6,416	4.88%	3,000	5.93%	22,433	5.90%	34,316	5.64%
Available for sale	—	—	—	—	—	—	7,845	4.38%	7,845	4.38%
Total	$2,467	4.92%	$7,074	5.01%	$4,817	5.50%	$68,680	5.15%	$83,038	5.14%

At December 31, 2008, 2007, and 2006, there were no tax exempt holdings and no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Carrying Value of Investment Securities. Major categories of investment securities and their accounting treatment included in the portfolio at December 31 are as follows (in thousands):

	2008		2007		2006
	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity	Available- for-Sale	Held-to- Maturity

U.S. government agencies	$7,845	$34,316	$—	$47,723	$—	$48,359
Mortgage-backed securities	22,117	18,436	8	2,583	11	3,103
Corporate bonds	324	—	547	—	—	782
U.S. Government Mortgage Fund	—	—	5,224	—	5,163	—
Total investment securities	$30,286	$52,752	$5,779	$50,306	$5,174	$52,244

Valuation of Securities. The Company holds only fixed income securities. The Company records securities available for sale in its balance sheet at fair value. Available for sale securities are adjusted to fair value monthly with a corresponding increase or decrease booked to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. In 2008 the Company booked a write-down on its corporate bond in the amount of $180,000 to reflect an other than temporary decline in value.

At December 31, 2008, the fair value and gross unrealized loss associated with our securities available for sale was $30.3 million and $82,000, respectively. This compared to fair value and gross unrealized loss of $5.8 million and $313,000, respectively at December 31, 2007 and to $5.2 million and $337,000, respectively, at December 31, 2006.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta. The Bank accesses this vehicle to add liquidity to its business as needed. At December 31, 2008, the Bank had $58 million of Federal Home Loan Bank fixed rate advances to assist in funding its loan portfolio growth compared to $78 million at December 31, 2007 and to $11 million at December 31, 2006. The Bank decreased its usage of FHLB funding in 2008 as the Bank focused on attracting core client deposits and as a result did not require the same level of FHLB funding.

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See Note 8 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at December 31, 2008, consisted of $16.6 million in cash and cash equivalents. The Bank also maintained $30.3 million of available-for-sale investments however in 2008 these securities are pledged as security for a $36 million borrowing under a repurchase agreement. This compared to a total of $13.9 million of liquidity at the end of 2007 and to $61.6 million of liquidity at year end 2006. The reduction of liquidity at the end of 2007 reflected the tightened liquidity conditions in the market.

The Bank maintains a liquidity contingency plan that provides the Bank with access to additional sources of liquidity in the event that they are required to support liquidity fluctuations. Sources of additional liquidity include our FHLB borrowings, broker deposits, secured and unsecured credit lines, pledging or sale of investment securities and loan sales if needed.

The Bank has established a correspondent banking relationship with Silverton Bank N.A. of Atlanta, Georgia. This relationship provides the Bank with the ability to borrow from an unsecured line of credit to supplement liquidity up to the amount of $20.0 million. Interest is calculated on any outstanding balance at the prevailing market federal funds rate plus an intermediary fee. The Bank also has the ability to sell investments from the portfolio under a repurchase agreement with this correspondent bank.

At December 31, 2008, $7.5 million in borrowings was outstanding from a Silverton secured line of credit. On September 25, 2008, the Company received a notice of default with right to cure from Silverton, notifying the Company that it was out of compliance with certain loan covenants contained in the loan agreement. The non-compliance with the loan covenants represents an event of default. On March 9, 2009, the Company entered into a written modification (“Modified Loan Agreement”) to its existing loan and stock pledge agreement (“Original Loan Agreement”) with Silverton and a written modification (the “Modification Promissory Note” or, the “Note” and, together with the Modified Loan Agreement, the “Modified Documents”) of its promissory note due January 16, 2010 (the “Maturity Date”), in favor of Silverton, originally executed on January 16, 2008 (the “Original Note”). The Modified Documents are retroactively effective January 16, 2009. The Company and Silverton agreed to certain revised affirmative covenants in the Modified Loan Agreement, including without limitation, reduced time frames and increased frequency for the production of financial disclosures and a covenant compliance certificate to Silverton. The Modified Loan Agreement provides so long as the Note is outstanding or the agreement is in effect: the Company will provide on a monthly basis, as soon as practicable, and in any event within twenty-one (21) days after the end of each month of the Company’s fiscal year, an internally generated financial statement of the Company, both consolidated with the Company’s subsidiary and on a parent-only basis, certified to Silverton, by an authorized financial officer of the Company; a covenant compliance certificate which: (i) sets forth the various financial covenants and ratios which the Company and the Bank are required to comply with during the term of the Agreement, (ii) contains calculations reflecting whether or not the Company or the Bank, as the case may be, is in compliance with each such financial covenant or ratio requirement, (iii) contains a statement as to whether or not the Company is in default under the Modified Loan Agreement or any of the other loan documents, and, if the Company is in default, such statement is required to indicate the nature of the default as well as the steps which the Company proposes to take in order to cure said default, and (iv) be certified to be true and correct by an authorized financial officer of the Company acceptable to Silverton.

The Company additionally agreed to provide within ninety (90) days after the end of each fiscal year, year end audited financial statements of the Company (consisting of a profit and loss statement, a balance sheet, a cash flow statement and a report on changes in stockholders equity) consolidated with the Bank that are examined and reviewed by a certified public accountant selected by the Company and acceptable to Silverton, together with the unqualified opinion of the accountant. The parties agreed under the Modified Loan Agreement to certain revised negative covenants contained in the Original Loan Agreement, including, without limitation, covenants related to the Company’s required capitalization ratios, a covenant relating to the payment of the Company’s dividends, and a covenant affirming that the Company will not require a material enforcement action by its regulators, subject to certain exceptions.  See note 9 to the Company’s Consolidated Financial Statements for additional information regarding the secured line of credit.

Liabilities and Shareholders’ Equity

The liability side of the balance sheet has great significance to the profitable operation of a bank. Deposits are the major source of the Bank’s funds for lending and other investment activities. Deposits are attracted principally from within the Bank’s primary market area through the offering of a broad variety of deposit instruments including NOW accounts, money market accounts, regular savings accounts and certificates of deposits (known as CDs). Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and Federal regulations.

Deposits and loan repayments are the major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Bank may use borrowings through correspondent banks or other sources on a short-term basis to compensate for reductions in the availability of funds from deposit gathering activities. The Bank maintains a membership with the Federal Home Loan Bank which acts as an alternate source for borrowing as needed. Periodically the Bank may purchase broker deposits to supplement deposits gathered through the branch network in order to fund loans as required.

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

Low cost demand and savings deposits represent an important part of the deposit mix for the Bank which has historically maintained satisfactory levels of this type of deposits, because of the Bank’s policy of relationship banking. Money market accounts are priced competitively within the Bank’s market areas of Martin, Palm Beach, Broward, and Miami-Dade counties. Management can attract new deposits or reduce deposit levels as needed by adjusting the interest paid on such accounts, which are very liquid. The Bank also offers a wide variety of terms and rates for certificates of deposit as needed to attract funds and match competitors. The primary factors in the competition for deposits are interest rates, level of personalized service, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market mutual funds and other investment alternatives. Our customers have access to ATMs, safe deposit boxes, wire transfer, lockbox services, ACH origination, business debit cards, direct deposit and on-line banking services. In addition, businesses can use the Bank’s merchant credit card program.

In determining the terms of the deposit accounts, management considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. The Bank currently offers certificates of deposit for terms not exceeding 60 months. As a result, management believes that it is better able to match the repricing of liabilities to the repricing of the loan portfolio. Management reviews the Bank’s deposit mix and pricing weekly. From time to time management will supplement the level of CDs by purchasing them through a brokerage facility. At December 31, 2008, the Bank had $30.6 million of deposits outstanding that had been facilitated through brokerage relationships. This compared to $24.1 million at December 31, 2007 and to $8.3 million at December 31, 2006.

Deposit Balances and Rates. The following table sets forth the average balances of the deposit portfolio of the Bank for the years ended December 31, 2008, 2007 and 2006. Management views the deposit base as a good core deposit base that is stable. Non-interest bearing transaction accounts are on a demand basis, and as such, balances continually fluctuate.

		2008			2007
	Average Balance for the Year	Weighted Average Rate	% of Deposits	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in thousands)

Noninterest bearing accounts	$51,610	0.00%	12%	$63,076	0.00%	15%
Interest bearing accounts:
NOW accounts	54,516	2.34%	13%	88,520	3.99%	21%
Money market deposit	45,605	2.98%	11%	64,894	4.48%	16%
Savings accounts	30,583	3.03%	7%	18,252	3.76%	4%
Time deposits	249,118	4.17%	57%	181,268	5.20%	44%
Total deposits	$431,432			$416,010

		2006
	Average Balance for the Year	Weighted Average Rate	% of Deposits
	(Dollars in thousands)

Noninterest bearing accounts	$34,651	0.00%	14%
Interest bearing accounts:
NOW accounts	91,383	4.42%	37%
Money market deposit	14,299	3.54%	6%
Savings accounts	4,716	2.16%	2%
Time deposits	102,135	4.41%	41%
Total deposits	$247,184

The time remaining to maturity of certificates of deposit in amounts of $100,000 or more as of December 31, 2008, 2007, and 2006, are as follows:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Three months or less	$35,803	$23,252	$42,247
Over three through six months	57,247	31,326	11,486
Over six through twelve months	40,427	34,652	62,331
Over twelve months	20,929	1,408	7,265
	$154,406	$90,638	$123,329

Correspondent Relationships. Correspondent banking involves one bank providing services to another bank which cannot provide that service itself for economic or organizational reasons. The Bank purchases correspondent services offered by other banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies and lines of credit, and sales of loans to or loan participation with correspondent banks. The Bank also sells loan participations to correspondent banks with respect to loans which exceed the Bank’s lending limit.

The Bank has an established correspondent relationship with Silverton Bank with respect to the foregoing services. As compensation for services provided by a correspondent, the Bank maintains certain balances with the correspondent in non-interest bearing accounts. Such compensating balances are not considered significant to the operations of the Bank. At December 31, 2008 the Company maintained its secured line of credit with Silverton Bank. There was $7.5 million of borrowings outstanding on the line at December 31, 2008.

Borrowings. The Bank has the ability to borrow from its correspondent banks to supplement the supply of funds and to meet deposit withdrawal requirements. Advances are made pursuant to limitations on the amount of advances and are based on the financial condition of the member institution as well as the value and acceptability of collateral pledged.

In addition, we pledge securities to secure customer repurchase agreements. Additional details regarding securities sold under customer agreements to repurchase for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$8,470	$14,984	$2,278
Average balance for the year	5,269	2,783	919
Average interest rate	1.98%	4.55%	3.95%
Average interest rate paid at year end	2.02%	4.86%	4.14%

In March 2008, the Bank entered into a repurchase agreement with Citigroup Global Markets Inc. (“Citigroup”) whereby the Bank borrowed $30 million from Citigroup at a fixed rate of 3.53% and used the proceeds to purchase approximately $30 million of available for sale securities at varying rates that yield 5.20% on a blended basis. The securities purchased are pledged as collateral for the borrowing. Details for 2008 are noted below. There was no borrowing for this agreement in 2007 or 2006.

	2008	2007	2006
	(Dollars in thousands)
Maximum amount outstanding at any month-end	$30,000	$—	$—
Average balance for the year	23,566	—	—
Average interest rate	3.53%	—%	—%
Average interest rate paid at year end	3.53%	—%	—%

Federal Home Loan Bank Advances. The Bank is a member of the Federal Home Loan Bank of Atlanta. Outstanding advances carry a fixed rate of interest and were $58 million, $78 million and $11 million at December 31, 2008, 2007 and 2006, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. Please refer to the Notes to the Consolidated Financial Statements for additional information.

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

The capital accounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors. Quantitative and qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table as of December 31 below, of total and Tier-1 capital, as defined by regulation, to risk weighted assets, and of Tier-1 capital to average assets. Management believes that as of December 31, 2008 it has met the capital adequacy requirements as defined by these definitions.

The column below with the heading “Bank” presents the capital ratios for the Bank at December 31, 2008, 2007, and 2006. The column below with the heading “Corp” presents the capital ratios for the consolidated business at December 31, 2008, 2007, and 2006. The columns below with the indication “Adequately” describe the regulatory definition for an adequately capitalized banking institution. The right columns below with the indication “Well” describe the regulatory definition for a well capitalized banking institution.

		2008
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	9.5%	11.0%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	8.3%	9.7%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	7.0%	8.2%	4.0%	5.0%

		2007
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	11.8%	12.3%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	10.5%	11.0%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	9.3%	9.8%	4.0%	5.0%

		2006
Regulator Definition for each Capital Tier Category		Corp	Bank	Adequately	Well
Total Capital	= Total Cap/Risk Weighted Assets	17.5%	16.3%	8.0%	10.0%
Tier-1 Risk	= Tier-1 Cap/Risk Weighted Assets	16.6%	15.5%	4.0%	6.0%
Tier-1 Leverage	= Tier-1 Cap/Average Quarterly Assets	17.4%	16.2%	4.0%	5.0%

Average Balance Sheet. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the years ended December 31,
	2008			2007
	Average Balance	Interest (3)	Average Yield/Rate	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$77,851	$4,328	5.56%	$69,177	$3,659	5.29%
Federal funds sold	10,622	162	1.53	13,528	647	4.79
Net loans:
Commercial loans (2)	26,979	1,507	5.58	33,409	3,035	9.08
Commercial real estate loans (2)	301,299	21,920	7.28	268,480	22,515	8.39
Consumer loans (2)	4,337	310	7.14	4,747	395	8.33
Residential real estate loans (2)	79,905	5,313	6.65	77,087	6,437	8.35
Home equity and other loans (2)	30,942	1,959	6.33	24,316	1,688	6.94
Net loans (2)	443,462	31,009	6.99	408,039	34,070	8.35
Total interest earning assets	531,935	35,499	6.67	490,744	38,376	7.82
Noninterest-earning assets	95,616			68,540
Total assets	$627,551			$559,284

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$100,121	$2,633	2.63%	$153,414	$6,437	4.20%
Savings accounts	30,583	926	3.03	18,252	686	3.76
Certificates of deposit	249,118	10,381	4.17	181,268	9,421	5.20
Total interest-bearing deposits	379,822	13,940	3.67	352,934	16,544	4.69
Federal funds purchased, securities sold under repurchase agreements and other	30,006	988	3.29	4,957	203	4.10
Federal Home Loan Bank advances	63,424	2,022	3.19	34,026	1,664	4.89
Other borrowed money	5,719	235	3.97	483	34	7.07
Total interest-bearing liabilities	478,970	17,185	3.59	392,400	18,445	4.70
Noninterest bearing liabilities	54,957			66,384
Shareholders’ equity	93,624			100,500
Total liabilities and shareholders’ equity	$627,551			$559,284
Net interest income and net yield on interest-earning assets		$18,314	3.44%		$19,931	4.06%

(continued)

	2006
	Average Balance	Interest (3)	Average Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$30,297	$1,362	4.50%
Federal funds sold	18,303	916	5.00
Net loans :
Commercial loans (2)	25,622	2,428	9.47
Commercial real estate loans (2)	162,026	14,386	8.88
Consumer loans (2)	2,090	172	8.26
Residential real estate loans (2)	62,396	5,622	9.01
Home equity and other loans (2)	2,886	213	7.38
Net loans (2)	255,020	22,821	8.95
Total interest earning assets	303,620	25,099	8.27
Noninterest-earning assets	24,861
Total assets	$328,481
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits
NOW and money market accounts	$105,682	$4,546	4.30%
Savings accounts	4,716	102	2.16
Certificates of deposit	102,135	4,501	4.41
Total interest-bearing deposits	212,533	9,149	4.30
Federal funds purchased, securities sold under repurchase agreements and other	1,185	51	4.33
Federal Home Loan Bank advances	16,255	697	4.29
Other borrowed money	—	—	—
Total interest-bearing liabilities	229,973	9,897	4.30
Noninterest bearing liabilities	36,370
Shareholders’ equity	62,138
Total liabilities and shareholders’ equity	$328,481
Net interest income and net yield on interest-earning assets		$15,202	5.01%

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

Analysis of Changes in Interest Income and Interest Expense

	2008 vs. 2007 Increase (Decrease) Attributable to				2007 vs. 2006 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest income on:
Investments	$459	$186	$24	$669	$1,748	$240	$309	$2,297
Federal funds sold	(141)	(440)	96	(485)	(239)	(41)	11	(269)
Loans	2,958	(5,538)	(481)	(3,061)	13,694	(1,528)	(917)	11,249
Total interest income from Interest-earning assets	3,276	(5,792)	(361)	(2,877)	15,203	(1,329)	(597)	13,277

Interest expense on:
NOW and money market accounts	(2,237)	(2,402)	835	(3,804)	2,052	(110)	(51)	1,891
Savings accounts	462	(133)	(89)	240	292	75	217	584
Certificates of deposit	3,525	(1,867)	(698)	960	3,487	808	625	4,920
Federal funds purchased under repurchase agreement and other	1,025	(40)	(200)	785	163	(3)	(8)	152
Federal Home Loan Bank advances	1,436	(579)	(499)	358	762	98	107	967
Other borrowed money	370	(15)	(161)	194	—	—	34	34
Total interest expense from Interest-bearing liabilities	4,581	(5,036)	(812)	(1,267)	6,756	868	924	8,548
Increase (decrease) in net Interest income	$(1,305)	$(756)	$451	$(1,610)	$8,447	$(2,197)	$(1,521)	$4,729

	2006 vs. 2005 Increase (Decrease) Attributable to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest income on:
Investments	$269	$113	$32	$415
Federal funds sold	354	129	181	665
Loans	5,285	1,985	707	7,976
Total interest income from interest-earning assets	5,908	2,227	920	9,056

Interest expense on:
NOW and money market accounts	1,205	848	1,975	4,030
Savings accounts	1	50	1	52
Certificates of deposit	26	1,101	9	1,135
Federal funds purchased under repurchase agreement and other	10	3	1	13
Federal Home Loan Bank advances	(158)	107	(22)	(73)
Other borrowed money	—	—	—	—
Total interest expense from interest-bearing liabilities	1,084	2,109	1,964	5,157
Increase (decrease) in net interest income	$4,824	$118	$(1,044)	$3,899

Contractual Obligations. The Company’s contractual obligations include notes due to the Federal Home Loan Bank of Atlanta, notes due to correspondent bank, operating leases, and outsourced data processing. The following table details our current contractual obligations by maturity and/or anticipated payment date:

(in $000’s)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of Deposit	$265,298	$33,977	$1,033	$—	$300,308
Federal Home Loan Bank Notes	10,000	48,000	—	—	58,000
Notes Payable to Correspondent Bank	—	7,528	—	—	7,528
Operating Lease Obligations	3,374	4,849	3,607	5,905	17,735
Outsourced Data Processor (1)	400	800	600	—	1,800
Total	$279,072	$95,154	$5,240	$5,905	$385,371

———————

(1)

The Bank has outstanding obligations under its current data processing contract that expires in June 2013. The level of fees paid is variable and based upon usage levels. Based upon our current usage levels, the remaining contractual obligation is estimated to be approximately $400,000 annually over the life of the contract.

Discussion of Changes in Financial Condition from December 31, 2007 to December 31, 2008

General. Total assets increased by $12 million or 2% from $577.9 million at December 31, 2007 to $590.0 million at December 31, 2008. Net loans increased by $26 million, or 6%, to $466 million at December 31, 2008 from $440 million at December 31, 2007. The increase in these earning assets was due to loan origination in the year. Securities increased by $27 million, or 48%, to $83 million at December 31, 2008 from $56.1 million at December 31, 2007. The increase of investment securities was primarily due to a leverage investment strategy whereby the Bank borrowed $30 million under a repurchase agreement and invested the proceeds in $30 million of investment securities.

The following is a discussion of the significant fluctuations between the December 31, 2008 and December 31, 2007 balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents were $16.6 million at December 31, 2008, compared to $8.1 million at December 31, 2007. The increase of $8.5 million was primarily due to an increase in customer deposits. The Bank maintains a compensating balance with the Federal Reserve Bank of approximately $1 million to meet reserve requirements and defer fees through compensating balances.

Securities Available for Sale and Held to Maturity. The securities portfolio increased by $27 million, or 48%, to $83 million at December 31, 2008 from $56.1 million at December 31, 2007. The increase of investment securities was primarily due to a leverage investment strategy whereby the Bank borrowed $30 million under a repurchase agreement and invested the proceeds in $30 million of investment securities. The investment securities purchased for this transaction have been designated as available for sale securities which has resulted in an increase in available for sale securities of $24.5 million in the year. The weighted average portfolio yield increased modestly to 5.56% at December 31, 2008, from 5.29% at December 31, 2007.

Net Loans. Net loans were $466 million at December 31, 2008, an increase of $26 million, or 6%, from $440 million at December 31, 2007. This modest increase in loan balances resulted from net new loan originations in 2008.

Asset Quality and Non-Performing Assets. In the normal course of business, the Company has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. In 2008, the Company experienced significant increases in nonperforming loans to $29.8 million from $7.3 million at December 31, 2007.

The Company has established an allowance for loan losses, which totaled $6.6 million at December 31, 2008 compared to $6.5 million at December 31, 2007, an increase of $100,000. Loan loss provisions in 2008 were $9.5 million compared to $4.5 million in 2007. The modest 2008 allowance for loan loss increase was primarily due to the high level of loan charge-offs taken in 2008 of $9.6 million which was significantly higher than the $2.1 million of charge-offs taken in 2007. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s monthly evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The Company’s allowance for loan and credit losses was analyzed and deemed to be adequate by management at December 31, 2008 for expected losses based upon market conditions in place at that time.

Impaired loans were $89.9 million at December 31, 2008, compared to $12.0 million for December 31, 2007. During 2008, the Bank experienced a significant increase in impaired loans due to borrower repayment difficulties. Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

Non-performing assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

	At December 31,
	2008	2007
	(Dollars in thousands)

Loans past due over 90 days still on accrual	$—	$—
Non-accrual loans	25,955	6,688
Other real estate owned and repossessions	3,813	587

Total nonperforming assets	$29,768	$7,275

Total nonperforming assets as a percentage of gross loans	6.30%	1.63%
Gross loans	$472,581	$446,466

———————

Total non-performing assets increased by $22.5 million to $29.8 at December 31, 2008 from $7.3 million at December 31, 2007. Accrual loans over 90 days past due were $0 at December 31, 2008 and 2007. The majority of the nonaccrual loans at December 31, 2008 consisted of commercial mortgage and vacant land loans that are secured by real estate. Other real estate owned and repossessions was $3.8 million at December 31, 2008 compared to $587,000 at December 31, 2007. At December 31, 2008, management believed that all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.

Premises and Equipment. Premises and equipment totaled $10 million at December 31, 2008, compared to $11.2 million at December 31, 2007. The decrease of 11% is primarily due to depreciation and amortization charges during the year.

Goodwill and other Identified Intangibles. At year end in 2008 the Company completed its annual evaluation of its goodwill and intangible assets for impairment and, in the current market environment, determined that the fair value of the Company was less than its net equity. Accordingly a $44.2 million goodwill and intangible asset impairment charge was recorded at year end which reduced the value of goodwill and intangible assets to $0. Our goodwill and intangible assets were $45.1 million at December 31, 2007. See note 5 to the Consolidated Financial Statements for additional information.

Deferred Tax Assets. At year end in 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under SFAS No. 109, Accounting for Income Taxes to continue to recognize the benefits of its deferred tax assets. Accordingly, the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million charge to earnings. Deferred tax assets totaled $3.6 million at December 31, 2007.

Liabilities

Deposits. Deposits increased by $62.8 million at December 31, 2008 from December 31, 2007 primarily as a result of branch deposit gathering activities. In the South Florida market, the Bank has generally been able to attract new deposits or reduce deposit levels as needed by adjusting the interest paid on deposit accounts. When additional funds are needed to fulfill lending commitments, the Bank can, by means of marketing efforts and by adjusting the interest paid on deposits accounts, attract new deposits and retain existing accounts. In addition, the Bank can utilize institutional (broker) deposits on a limited basis. At December 31, 2008, brokered deposits were $30.5 million compared to $24.1 million at December 31, 2007.

	At December 31,
	2008	2007
	(Dollars in thousands)

Noninterest-bearing accounts	$43,116	$50,099
Interest-bearing accounts:
NOW accounts	32,855	76,030
Money market accounts	29,372	59,711
Savings accounts	37,836	24,670
Certificates of deposit under $100,000	145,903	79,559
Certificates of deposit $100,000 and more	154,406	90,638
Total interest-bearing deposits	400,372	330,608

Total deposits	$443,488	$380,707

Debt. At December 31, 2008, the Bank maintained an unsecured line of credit of $20.0 million and the Company maintained a secured revolving credit line totaling $8.0 million, each with Silverton, to meet interim liquidity needs. At December 31, 2008, the Company had borrowed $7.5 million on its credit line to finance the re-purchase of shares of the Company’s common stock as well as to invest capital into the Bank. The Company had borrowed $2.7 million on its secured credit line at December 31, 2007. There were no borrowings outstanding under the unsecured line of credit as of December 31, 2008 or 2007. See note 9 to the Company’s Consolidated Financial Statements for additional information regarding the secured line of credit.

Federal Home Loan Bank Borrowings. Federal Home Loan Bank (“FHLB”) borrowings at December 31, 2008 amounted to $58.0 million, compared to $78.0 million at December 31, 2007. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. The Bank paid down its FHLB borrowings in the year as it increased its client deposits.

Securities Sold Under Repurchase Agreements. Securities sold under repurchase agreements were $35.9 million at December 31, 2008 compared to $15.0 million at December 31, 2007. The increase in 2008 was due to a $30 million repurchase agreement entered into to support securities investments. Only $5.9 million of the 2008 balance was directed to customer transactions. The 2007 balance of $15.0 million included $3.1 million of customer repurchase agreements and included $11.9 million of repurchase agreements used to support borrowing on a secured basis from a correspondent bank. At December 31, 2008, the Bank had pledged $35.5 million of investment securities to secure its $30 million repurchase agreement with CitiGroup, and had further pledged $8.0 million of investment securities to secure customer repurchase transactions.

Shareholders’ Equity and Regulatory Capital. Total shareholders’ equity was $41.8 million at December 31, 2008, compared to $97.8 million at December 31, 2007. This decrease of $56.0million, or 57% was due to an operating loss of $55.5 million in 2008. During the year the Company wrote off $44.2 million of goodwill and other intangible assets and reserved $8.5 million of deferred tax assets which represented $52.7 million of the decrease in capital.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum ratio of total capital to weighted risk assets as well as maintaining minimum leverage ratios. The Bank’s risk-weighted, Tier 1 risk-weighted, and Tier 1 leverage capital ratios were 11.0%, 9.7% and 8.2% at December 31, 2008 and 12.3%, 11.0% and 9.8% at December 31, 2007. Based on these ratios, the Bank was considered to be “well capitalized” based upon regulatory requirements.

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

Impaired loans were $12.0 million at December 31, 2007, compared to the same level of $12.0 million for December 31, 2006. During 2007, the Bank was able to sell or discontinue the funding for most of the loans that comprised the 2006 classified loan balance. New classified loans arising in 2007 comprised of commercial construction and vacant land loans for which the viability of repayment had deteriorated in the year.

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

Results of Operations for the Year Ended December 31, 2007 as compared to Year Ended December 31, 2008

In this section, unless the context provides otherwise, references to 2008 and 2007 are to the fiscal years ended December 31, 2008 and 2007, respectively. Net loss for 2008 was $55.5 million, compared to net loss of $3.1 million for 2007. The loss for 2008 was primarily due to the write off of $44.2 million of goodwill and intangible assets and the reserve of $8.5 million of deferred tax assets as well as due to higher loan loss provisions of $9.5 million compared to $4.5 million in 2007.

Net Interest Income. Net interest income before provision for loan losses for 2008 was $18.3 million, compared to $19.9 million for 2007, a decrease of $1.6 million, or 8%. Interest income and fees on loans decreased by $3.1 million, or 9%, in 2008 as compared to 2007. The decrease in loan income resulted from a decline in yield of the portfolio which decreased income by $5.5 million and was driven by higher levels of non-performing loans, interest income reversals and due to 61 basis point decrease in loan yields in the year. This $5.5 million decrease was offset by an increase in average loan balances of $35.0 million which contributed an additional $2.6 million of income.

Income from investments including interest earning deposits, securities (available-for-sale and held-to-maturity), federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock increased to $4.5 million from $4.3 million in 2007. This was an increase of $200,000, or 4%, and was due primarily to a $34.1 million, or 70% increase in average volume of investments during the period as well as a 52 basis point increase in average yield. But offset by a lower yield on fed funds sold which resulted in $485,000 of lower revenues.

Total interest expense decreased by $1.3 million, or 7%, from $18.4 million for 2007 to $17.2 million for 2008. The decrease in interest expense primarily was the result of a decrease in average interest rate of 111 basis points and accounting for $5.0 million of reduced expense and offset by a $86.5 million increase in average balance which increased interest expense by $4.6 million. An increase in the average FHLB borrowing level of $29.4 million and an increase in average repurchase account balances of $25 million represented the main increases in interest bearing liabilities in 2008.

Provision for Loan Losses. Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of our loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, they may experience losses as a result of many factors beyond their control including among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions experienced in 2008 in this area resulted in a decrease in the value of a significant portion of the Bank’s collateral securing the loans.

The provision for loan losses for the year ended December 31, 2008 was $9.5 million compared to $4.5 million for the year ended December 31, 2007. Additional provision for loan losses was required in 2008 because of the deteriorating value of collateral on select loans within the portfolio particularly in vacant land loans and home equity mortgages. These deteriorating values were in turn due to the less favorable economic environment for loans in our geographic markets. The Bank increased the provision requirements in its allowance for loan loss methodology to reflect a higher percentage required for both the historical loan losses and the vacant land components. These increased percentages were applied to the higher overall portfolio balance and resulted in the increased loan loss provisions.

Non-interest Income. Total non-interest income increased by $800,000, or 39%, from $2.0 million in 2007 to $2.8 million in 2008. This increase was primarily due to realization of $981,000 of net securities gains on sales of investment portfolio securities in 2008 compared to $0 in 2007.

Non-interest Expense. Total non-interest expense increased by $41.4 million, or 188%, from $22.1 million for 2007 to $63.5 million for 2008. In the fourth quarter of 2008 the Company completed its annual evaluation of its goodwill and intangible assets for impairment and, in the current market environment, determined that the fair value of the Company was less than its net equity. Accordingly a $44.2 million goodwill and intangible asset impairment charge was recorded in the fourth quarter of 2008. Excluding the write off of goodwill and intangible assets, total non-interest expenses decreased by $2.8 million or 13%.

Salaries and benefits decreased to $9.4 million in 2008 from $10.1 million in 2007. This reflects a decrease of $700,000, or 7%. The decrease was primarily due to a reduction of ten staff persons, and the decrease in temporary staffing that occurred in 2007 as the Bank used additional resources in 2007 to assist with the integration of Independent Community Bank.

Occupancy and equipment expense decreased to $5.3 million in 2008 from $5.8 million in 2007, a decrease of $500,000, or 8%. This decrease was primarily due to cost savings from two branch closures in 2008. In addition, the 2007 figure included a $292,000 charge for obsolete fixed assets associated with the demolition of one of our branches which did not recur in 2008.

Data and item processing costs decreased by $382,000, or 32%, to $805,000 for 2008 from $1.2 million for 2007. The decrease was due to renegotiation of our contract with our vendor in 2008 that lowered unit pricing. In addition the 2007 costs included $199,000 for the operational conversions for the Beach Bank and Independent Community Bank conversions.

Other expenses decreased  by $1.1 million in 2008 to $3.8 million compared to $4.9 million in 2007. Professional service fees declined in 2008 due to less service fees associated with the two bank acquisitions. Other expenses increased by $279,000 in 2008 compared to 2007 primarily due to borrower repayment issues which resulted in higher OREO costs of $235,000 as well as higher overdraft charge-offs of $42,000.

Provision for Income Taxes. At year end in 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under SFAS No. 109, Accounting for Income Taxes to continue to recognize the benefits of its net deferred tax assets. Accordingly the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million charge to earnings. The income tax provision for 2008 of $3.6 million reflects the elimination of the deferred tax asset balance recorded at the end of 2008. In 2007 we recorded an income tax recovery of $1.6 million due to the operating loss incurred in the year.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution the Bank invests in various types of interest-earning assets (primarily loans and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits and FHLB advances). None of these financial instruments are entered into for trading purposes. Such financial instruments have varying levels of sensitivity to changes in market interest rates that creates interest rate risk for the Bank. Accordingly, the Bank’s net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them.

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

Savings and checking deposits generally may be withdrawn upon customer request without prior notice. However, on an overall basis, one customer’s withdrawal is likely to be offset by another customer’s deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties, which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties, which discourage early repayment by the Bank.

A borrower’s propensity for prepayment is dependent upon a number of factors, some of which are: the loan’s current interest rate versus the rate at which the borrower would be able to refinance, the economic benefit expected to be obtained from refinancing, the borrower’s financial ability to refinance, the availability of mortgage loans in general, prepayment fees and numerous other economic factors. The level of borrower prepayment can impact the Bank’s profitability.

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

The following table represents the Bank’s cumulative GAP position as of December 31, 2008. The Bank was liability sensitive at December 31, 2008. The Bank’s liability profile was intentionally held to a short duration throughout 2008 in expectation of a falling interest rate environment.

	Within Three Months	Zero to Twelve Months	Zero to Three Years	Zero to Five Years	Over Five Years	Total
	(Dollars in thousands)

ASSETS:
Immediately re-pricing investments	$16,561	$16,561	$16,561	$16,561	$16,561	$16,561
Fixed investments	—	2,467	6,596	9,568	89,797	89,797
Loans	172,031	229,981	294,743	401,377	472,581	472,581
Total re-pricing assets	188,592	249,009	317,900	427,506	578,939	578,939
Non-earning assets						11,040
Total assets	$188,592	249,009	317,900	427,506	578,939	$589,979
LIABILITIES:
NOW accounts	$32,855	$32,855	$32,855	$32,855	$32,855	$32,855
Money market accounts	29,372	29,372	29,372	29,372	29,372	29,372
Savings accounts	37,836	37,836	37,836	37,836	37,836	37,836
Total core deposits	100,063	100,063	100,063	100,063	100,063	100,063
Certificates of deposit	61,057	265,298	299,275	300,308	300,309	300,309
Other borrowed funds	35,917	45,917	93,917	93,917	93,917	93,917
Total repricing liabilities	197,036	411,277	493,254	494,287	494,289	494,289
Demand deposits	43,372	43,372	43,372	43,372	43,372	43,372
Other liabilities						3,156
Shareholders’ equity						49,163
Total liabilities and shareholders’ equity	$240,408	$454,649	$536,626	$537,659	$537,660	$589,979
Asset/liability GAP, cumulative	$(8,444)	$(162,268)	$(175,354)	$(66,781)	$84,650
Rate sensitive assets /rate sensitive liabilities, cumulative	0.96	0.61	0.64	0.86	1.17
Target	.80-2.00	.80-1.50	.80-1.50	.80-1.50	.80-1.50

Economic Risk.

In 2008 the economic environment in the United States in general, and in the Bank’s market area in particular, experienced a significant decline. Market volatility and declines in real estate prices negatively impacted a number of the Bank’s loan clients and resulted in greater levels of nonperforming loans and loan loss provisions for the Bank. This has resulted in an increase in risk to the Bank that some loan clients will not be able to meet their loan repayment obligations which could pose a significant threat to our earnings and capital base.

In addition, the availability of mortgage loans meeting the Bank’s criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which in turn depends on other factors including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent that the Bank is unable to originate or acquire a sufficient volume of mortgage loans meeting its criteria, the Bank’s operating results could be adversely affected.

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

In 2008 financial markets experienced unprecedented levels of disruption, decline and volatility. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers which effects may or may not be directly related to those issuers’ underlying financial strength. The degree of market prompted significant government intervention. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. The legislation was provided in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.

Recent legislation could further alter the structure, regulation and competitive relationship of financial institutions and may subject the Company to increased regulation, disclosure and reporting requirements. We cannot predict the extent to which the business of the Company will be affected by these recent and ongoing initiatives.

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

SUN AMERICAN BANCORP

Boca Raton, Florida

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sun American Bancorp

We have audited the accompanying consolidated balance sheet of Sun American Bancorp and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun American Bancorp and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Carr, Riggs & Ingram, LLC

Dothan, Alabama

March 30, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sun American Bancorp

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Sun American Bancorp as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida

March 17, 2008

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and due from financial institutions	$5,371,609	$8,109,917
Federal funds sold	11,189,000	—
Total cash and cash equivalents	16,560,609	8,109,917
Securities available for sale	30,285,750	5,778,655
Securities held to maturity (fair value 2008 - $54,170,963, 2007 - $ 50,940,402)	52,752,317	50,306,758
Loans, net of allowance for loan losses of $6,562,780 in 2008 and $6,503,508 in 2007	466,017,871	439,961,953
Federal Reserve Bank stock	3,018,150	3,180,900
Federal Home Loan Bank stock	3,740,600	4,658,500
Accrued interest receivable	2,656,414	2,698,469
Premises and equipment, net	9,991,118	11,211,441
Goodwill	—	42,362,255
Intangibles	—	2,719,538
Other assets	4,963,019	6,884,053
	$589,985,848	$577,872,439
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$43,116,630	$50,098,536
Interest bearing	400,371,612	330,608,180
Total deposits	443,488,242	380,706,716
Securities sold under agreements to repurchase	35,916,707	14,983,655
Federal Home Loan Bank advances	58,000,000	78,000,000
Notes payable	7,528,871	2,703,155
Accrued expenses and other liabilities	3,268,828	3,660,365
Total liabilities	548,202,647	480,053,891

Commitments and contingencies (Note 15)

Minority interest	13,851	27,359
Shareholders’ equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; Series A – 93,750 issued and outstanding at December 31, 2008; None issued and outstanding at December 31, 2007	375,000	—
Common stock, $.025 par value; 20,000,000 shares authorized; 10,934,944 issued and 10,230,466 shares outstanding at December 31, 2008 10,934,944 issued and 10,632,434 shares outstanding at December 31, 2007	273,374	273,374
Additional paid-in capital	106,864,390	105,728,957
Accumulated deficit	(61,517,170)	(6,025,754)
Treasury stock at cost, 704,478 shares at December 31, 2008; 302,510 shares at December 31, 2007	(3,574,046)	(1,990,641)
Accumulated other comprehensive loss	(652,198)	(194,747)
Total shareholders’ equity	41,769,350	97,791,189

	$589,985,848	$577,872,439

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Interest and dividend income
Loans, including fees	$31,009,391	$34,069,909	$22,821,484
Securities	4,326,888	3,588,166	1,362,235
Federal funds sold and other	162,291	718,338	915,893
	35,498,570	38,376,413	25,099,612
Interest expense
Deposits	13,939,792	16,544,432	9,148,681
Advances from FHLB	2,021,728	1,663,936	697,256
Other	1,223,287	237,142	51,274
	17,184,807	18,445,510	9,897,211
Net interest income	18,313,763	19,930,903	15,202,401

Provision for loan losses	9,465,427	4,519,966	338,321
Net interest income after provision for loan losses	8,848,336	15,410,937	14,864,080
Non-interest income
Service charges on deposit accounts	1,611,745	1,698,142	839,224
Net gains (losses) on sales of securities	981,176	(11,924)	—
Other	167,803	292,916	20,187
	2,760,724	1,979,134	859,411
Non-interest expense
Salaries and employee benefits	9,432,666	10,134,466	7,154,241
Occupancy and equipment	5,359,905	5,831,182	3,001,340
Professional services	1,105,327	1,424,568	699,968
Data processing	805,234	1,187,340	721,607
Insurance	613,366	603,868	253,433
Advertising	116,113	132,328	293,430
Amortization of intangibles	800,033	794,443	148,620
Other	1,127,732	1,971,524	1,506,324
Goodwill and intangible assets impairment	44,189,358	—	—
Total non-interest expenses	63,549,734	22,079,719	13,778,963
(Loss) income before income taxes and minority interest	(51,940,674)	(4,689,648)	1,944,528
Minority interest in net (loss) income of subsidiary	(13,391)	15,293	1,524
(Loss) income before income tax provision (benefit)	(51,927,283)	(4,704,941)	1,943,004
Income tax provision (benefit)	3,557,887	(1,594,626)	(1,236,000)
Net (loss) income	$(55,485,170)	$(3,110,315)	$3,179,004
Basic net (loss) income per share	$(5.38)	$(0.29)	$0.42
Diluted net (loss) income per share	$(5.38)	$(0.29)	$0.35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2008	2007	2006
Net (loss) income	$(55,485,170)	$(3,110,315)	$3,179,004
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities	(457,451)	15,191	(19,137)
Comprehensive (loss) income	$(55,942,621)	$(3,095,124)	$3,159,867

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at January1, 2006	$—	$185,009	$65,526,550	$(5,895,750)	$—	$(190,801)	$59,625,008
Cumulative effect of adoption of SAB No. 108, net of tax	—	—	—	(198,693)	—	—	(198,693)
Issuance of 1,496,577 shares of common stock	—	37,414	18,136,091	—	—	—	18,173,505
2,256 Stock options exercised	—	56	13,179	—	—	—	13,235
331,460 Warrants exercised	—	8,287	3,123,100	—	—	—	3,131,387
40,000 Restricted stock granted	—	1,000	(1,000)	—	—	—	—
Stock-based compensation expense	—	—	609,628	—	—	—	609,628
Net income and other comprehensive loss	—	—	—	3,179,004	—	(19,137)	3,159,867
Balance at December 31, 2006	$—	$231,766	$87,407,548	$(2,915,439)	$—	$(209,938)	$84,513,937
Issuance of 1,630,813 shares of common stock	—	40,770	21,844,556	—	—	—	21,885,326
30,000 warrants exercised	—	300	113,450	—	—	—	113,750
1,760 stock options exercised	—	44	12,912	—	—	—	12,956
20,000 shares of restricted stock granted	—	500	(500)	—	—	—	—
Payment for fractional shares upon reverse stock split	—	(6)	(3,798)	—	—	—	(3,804)
Value of common stock to be recovered from Beach Bank Liquidating Trust	—	—	(2,993,760)	—	—	—	(2,993,760)
Purchase of 302,510 shares of treasury stock	—	—	—	—	(1,990,641)	—	(1,990,641)
Buyback of warrants	—	—	(1,635,986)	—	—	—	(1,635,986)
Recognition of stock-based compensation expense	—	—	984,535	—	—	—	984,535
Net loss and other comprehensive income	—	—	—	(3,110,315)	—	15,191	(3,095,124)
Balance at December 31, 2007	$—	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Issuance of 93,750 shares of preferred stock	375,000	—	—	—	—	—	375,000
Buyback of warrants costs	—	—	(5,813)	—	—	—	(5,813)
Redemption of common stocks	—	—	(250)	—	—	—	(250)
Preferred shares dividend	—	—	—	(6,246)	—	—	(6,246)
Purchase of 401,968 shares of treasury stock	—	—	—	—	(1,583,405)	—	(1,583,405)
Recognition of stock-based Compensation expense	—	—	1,141,496	—	—	—	1,141,496
Net loss and other comprehensive loss	—	—	—	(55,485,170)	—	(457,451)	(55,942,621)
Balance at December 31, 2008	$375,000	$273,374	$106,864,390	$(61,517,170)	$(3,574,046)	$(652,198)	$41,769,350

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(55,485,170)	$(3,110,315)	$3,179,004
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net amortization on securities	(368,792)	(316,223)	11,638
Provision for loan and lease losses	9,465,427	4,519,966	338,321
Depreciation	2,243,451	1,565,847	494,649
Deferred income taxes	3,261,497	(876,190)	(1,848,000)
Stock-based compensation	1,141,496	984,535	609,628
(Gain) loss on sale of securities	(1,161,176)	11,924	—
(Gain) loss on sale of OREO	(4,578)	—	—
Write down securities value	180,000	—	—
Write off goodwill and intangible assets	44,189,358	—	—
Minority interest in net (loss) income of subsidiary	(13,391)	15,293	1,524
Decrease (increase) in other assets, net	1,916,670	(912,329)	(1,273,026)
(Decrease) increase in other liabilities, net	(391,537)	(968,442)	758,368
Net cash (used in) provided by operating activities	4,973,255	914,066	2,272,106
Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	830,480	352,170	3,618
Proceeds from sales of available for sale securities	30,097,858	10,741,340	—
Proceeds from sales of held to maturity securities	—	784,000	—
Purchases of available for sale securities	(29,955,774)	—	—
Purchases of held to maturity securities	(54,785,686)	(10,004,688)	(14,983,438)
Maturities and pay-downs of held to maturity securities	27,870,468	11,435,255	7,576,007
Cash and cash equivalents acquired from Beach Bank	—	—	17,948,917
Cash and cash equivalents acquired from Independent Community Bank	—	35,156,280	—
Cash paid for Independent Community Bank	—	(18,980,752)	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	1,080,650	(4,284,800)	(213,000)
(Increase) decrease in net loans	(40,446,801)	8,988,870	(72,721,182)
Proceeds from sales of OREO	1,653,093	—	—
Purchases of premises and equipment, net	(186,428)	(2,662,152)	(7,472,629)
Net cash (used in) provided by investing activities	(63,842,140)	31,525,523	(69,861,707)
Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	20,933,050	10,106,371	(275,861)
Net change in Federal Home Loan Bank advances	(20,000,000)	61,000,000	(10,000,000)
Increase in other borrowed money	4,825,716	2,703,155	—
Net increase (decrease) in deposits	62,781,526	(150,920,200)	103,616,757
Gross proceeds from issuance of common stock	—	—	149,000
Redemption of common stock	(250)	—	—
Common stock issuance costs	—	(130,652)	(210,617)
Proceeds from exercise of warrants	—	113,750	3,131,387
Proceeds from exercise of stock options	—	12,956	13,235
Payment for fractional shares upon reverse stock split	—	(3,804)	—
Buyback of warrants	(5,813)	(1,635,986)	—
Purchases of treasury shares	(1,583,405)	(1,990,641)	—
Issuance of preferred shares	375,000	—	—
Preferred share dividends	(6,247)	—	—
Net cash provided by (used in) financing activities	67,319,577	(80,745,051)	96,423,901
Net change in cash and cash equivalents	8,450,692	(48,305,462)	28,834,300
Cash and cash equivalents at beginning of year	8,109,917	56,415,379	27,581,079
Cash and cash equivalents at end of year	$16,560,609	$8,109,917	$56,415,379

See accompanying notes

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Interest paid	$16,759,551	$18,651,330	$9,326,958
Income taxes paid	—	245,000	804,000
Fair value of non-cash assets acquired	—	144,735,000	106,538,000
Fair value of liabilities assumed	—	138,776,000	106,853,000
Fair value of common stock issued	—	22,016,000	18,521,000
Loans transferred to other real estate owned	4,572,582	587,063	—

See accompanying notes

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Sun American Bancorp (the “Company”) include the accounts of Sun American Bancorp (the “Parent Company”) and its principal subsidiary, Sun American Bank (the “Bank”).

The Company, through its subsidiary bank, operates fourteen locations in four counties throughout Southeast Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential and commercial mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions, federal funds sold, and investment securities.

All significant inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss. Other securities such as Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount on a level yield method. Gains and losses on sales are based on the amortized cost of the security sold. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary. Declines in the fair values of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that the fair values have been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value as well as consideration of other factors when relevant.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan loss.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value, less costs to sell the property, when acquired, establishing a new cost basis. Subsequent declines in fair value, as well as any gains or losses recognized on the sale of these properties, are included in non-interest expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually, or sooner if circumstances indicate an impairment may exist, for impairment and any such impairment is recognized in the period identified.

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

Securities Sold Under Customer Agreements to Repurchase: Repurchase agreement liabilities represent amounts advanced to secure investment purchases or to amounts advanced by various customers and or correspondent banks. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized during fiscal year 2006 included compensation cost for new awards granted after the adoption date and for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant-date fair value estimates and related service period estimates in accordance with the original provisions of FASB Statement No. 123.

For the fiscal years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense related to stock options and restricted stock awards of $1,129,000, $985,000 and $610,000, respectively.

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

	2008	2007	2006

Risk-free interest rate	2.96%	4.78%	4.93%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	20%	20%	21%
Dividend yield	0%	0%	0%
Weighted Average fair value of options granted during the year	$1.21	$4.28	$4.95

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2008 or 2007.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss), less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and stock warrants. Earnings and dividends per share are restated for all stock splits, reverse stock splits, and dividends through the date of issue of the financial statements.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank required to meet regulatory reserve and clearing requirements was $1,116,000 and $1,116,000 at December 31, 2008 and December 31, 2007, respectively. These balances do not earn interest.

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

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2008.

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

NOTE 2 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at year-end were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2008
U.S. Government federal agency	$7,845,094	$—	$—
Mortgage-backed and other	22,117,124	337	—
Corporate	323,532	—	(82,114)
	$30,285,750	$337	$(82,114)
2007
Mortgage-backed and other	$8,256	$274	$(6)
Corporate	546,454	—	(36,611)
US Government Mortgage Fund	5,223,945	—	(276,055)
	$5,778,655	$274	$(312,672)

The carrying amount, unrealized gains and losses, and fair value of securities held to maturity at year-end were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
U.S. Government federal agency	$34,316,300	$1,033,860	$—	$35,350,160
Mortgage-backed and other	18,436,017	612,528	(227,742)	18,820,803
	$52,752,317	$1,646,388	$(227,742)	$54,170,963
2007
U.S. Government federal agency	$47,723,728	$681,188	$(25,986)	$48,378,930
Mortgage-backed	2,583,030	25,086	(46,644)	2,561,472
	$50,306,758	$706,274	$(72,630)	$50,940,402

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SECURITIES (Continued)

Sales of securities were as follows:

	2008	2007	2006

Proceeds from sales of available for sale securities	$30,097,858	$10,741,340	$—
Gross gains	1,161,176	9,848	—
Gross losses	—	(17,770)	—
Proceeds from held to maturity securities (1)	—	784,000	—
Gross losses	—	(4,002)	—

———————

1)

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

The fair value of debt securities and carrying amount, if different, at year-end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$2,466,826	$2,545,165	$—
Due from one to five years	6,415,881	6,875,470	—
Due from five to ten years	3,000,000	3,178,430	7,845,094
Due after ten years	22,433,593	22,751,095	—
Corporate	—	—	323,532
Mortgage-backed and other	18,436,017	18,820,803	22,117,124
	$52,752,317	$54,170,963	$30,285,750

As of December 31, 2008 and 2007, held to maturity securities with a carrying amount of $30,332,678 and $34,135,536, available for sale securities with fair market value of $30,252,274 and zero, respectively, were pledged to secure investment and customer repurchase agreements, public deposits, treasury taxes & loan, and bankruptcy estates and trustees deposits.

Securities with unrealized losses at year-end 2008, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate (1)	$—	$—	$323,532	$82,114	$323,532	$82,114
Mortgage-backed (2)	2,662,719	227,742	—	—	2,662,719	227,742
	$2,662,719	$227,742	$323,532	$82,114	$2,986,251	$309,856

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities with unrealized losses at year-end 2007, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt federal agency	$—	$—	$3,473,989	$25,986	$3,473,989	$25,986
U.S. Govt Mortgage Fund	—	—	5,223,945	276,055	5,223,945	276,055
Corporate	546,454	36,611	—	—	546,454	36,611
Mortgage-backed	—	—	1,209,399	46,650	1,209,399	46,650
	$546,454	$36,611	$9,907,333	$348,691	$10,453,787	$385,302

(1) During 2008, the Company analyzed this corporate bond holding and determined that an other than temporary decline in value had occurred. Accordingly, a write down of the carrying value of the security of $180,000 was recorded. The remaining $82,114 of unrealized loss was assessed to be temporary in nature and accordingly no write down of this amount was undertaken.

(2) Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities) and management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date or market interest rates change. At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S Government and its agencies, in an amount greater than 10% of shareholders’ equity.

NOTE 3 – LOANS

Loans at year-end were as follows:

	2008	2007
Commercial loans	$27,109,485	$34,009,927
Residential real estate loans	81,013,590	69,842,527
Commercial real estate loans	330,179,704	307,187,689
Consumer and home equity	33,698,947	34,954,414
Other	842,143	688,616
	472,843,869	446,683,173
Less: allowance for loan losses	(6,562,780)	(6,503,508)
Net deferred loan fees	(263,218)	(217,712)
Loans, net	$466,017,871	$439,961,953

Activity in the allowance for loan losses was as follows.

	2008	2007	2006
Beginning balance	$6,503,508	$3,052,638	$2,119,396
Provision for loan losses	9,465,427	4,519,966	338,321
Loans charged-off	(9,645,435)	(2,071,909)	(1,060)
Recoveries	239,280	96,213	34,221
Acquisition related adjustment	—	906,600	561,760
Ending balance	$6,562,780	$6,503,508	$3,052,638

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows:

	2008	2007
Year-end loans with no allocated allowance for loan losses	$81,978,662	$6,698,010
Year-end loans with allocated allowance for loan losses	7,968,106	5,620,367
	$89,946,768	$11,958,377

Amount of the allowance for loan losses allocated	$1,990,148	$1,491,893

	2008	2007	2006
Average of impaired loans during the year	$36,519,597	$11,499,809	$7,950,503
Interest income recognized during impairment	521,333	597,190	447,824
Cash-basis interest income recognized	678,404	638,100	439,215

Nonperforming assets were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	25,927,936	6,687,676
Other real estate owned and reposessions	3,864,005	587,063
Total nonperforming assets	$29,791,941	$7,274,739

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2008	2007

Land	$3,612,350	$3,612,350
Leasehold improvements	8,047,741	7,943,588
Furniture, fixtures and equipment	6,403,212	6,344,869
	18,063,303	17,900,807
Less: Accumulated depreciation	8,072,185	6,689,366

	$9,991,118	$11,211,441

Depreciation expense was $1,410,631, $1,565,847 and $494,649, in 2008, 2007, and 2006, respectively.

Rent expense was $3,320,472, $3,727,274, and $2,198,138, in 2008, 2007 and 2006, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

2009	$3,374,055
2010	2,783,224
2011	2,065,603
2012	2,022,237
2013	1,584,369
Thereafter	5,905,370
$17,734,858

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

During 2008, the Company changed its annual testing date for goodwill and other intangible assets from December 31st to November 30th. At November 30th test date allowed the Company additional time to accurately complete the impairment testing process and to incorporate the results in this Annual Report in order to timely file these financial statements with the Securities and Exchange Commission.

Management tested goodwill and other intangible assets for impairment at November 30, 2008 and recorded a $44.2 million impairment charge for the fourth quarter of 2008, representing all of the goodwill and other intangible assets. The primary cause of the goodwill and other intangible assets impairment was the significant decline in the estimated fair value of the Company as a result of increases in non-performing loans, overall decline in market capitalization and compression of net interest margin, all resulting from the economic crisis and its effect on financial institutions which occurred in the fourth quarter of 2008.

To test for Goodwill impairment, management estimated the fair value of the reporting unit as of the measurement date utilizing three valuation methodologies including the Comparable Transactions Approach, the Control Premium Approach, and the Discounted Cash Flow Approach.   Management determined that the reporting unit for purposes of the testing described above was the Company. The Company’s goodwill and other intangible assets resulted from four acquisitions that the Company completed between 2001 and 2007.

Acquired intangible assets were as follows as of year-end:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$—	$—	$3,941,610	$(1,295,405)
Favorable lease adjustments	—	—	110,000	(36,667)
	$—	—	4,051,610	(1,332,072)

At year end in 2008 the Company completed its evaluation of its other intangible assets for impairment and determined that intangible assets were fully impaired and an impairment charge of $1.9 million was recorded at year end leaving a balance of $0 for core deposit intangibles.

Prior to 2008, the core deposit intangibles have originated from four acquisitions, Pan American Bank, Gulf Bank, Beach Bank, and Independent Community Bank in 2001, 2004, 2006, and 2007, respectively. In each case, the fair value of the core deposit intangibles was determined by an independent valuation and was being amortized over their estimated useful lives ranging between 7 to 12 years. Aggregate amortization of core deposit intangibles was $800,033, $794,443, and $148,620 for 2008, 2007, and 2006, respectively. The increase to core deposit intangible during 2007 was attributed to the Independent Community Bank transaction.

The amortization of favorable lease adjustments is recorded as a component of occupancy and equipment in the related consolidated statements of operations.

NOTE 6 – DEPOSITS

NOW, savings, and money market account deposits totaled $100,062,850 and 160,410,982 at December 31, 2008 and 2007, respectively.

Time deposits of $100,000 or more were and $154,406,004 and $90,638,589 at year-end 2008 and 2007. Brokered deposits totaled $30,596,000 and $24,129,000 at December 31, 2008 and December 31, 2007, respectively.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – DEPOSITS (Continued)

Scheduled maturities of all time deposits for the next five years were as follows.

2009	$265,298,480
2010	28,260,713
2011	5,716,333
2012	659,874
2013	373,362
$300,308,762

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $43.1 million and $27.1 million at December 31, 2008 and December 31, 2007, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. Information concerning securities sold under agreements to repurchase is summarized as follows:

Repurchased Agreements -- Sun American Bank with its customers	2008	2007

Average daily balance during the year	$5,269,147	$2,782,867
Average interest rate during the year	1.98%	4.55%
Maximum month-end balance during the year	$8,469,673	$14,983,655
Weighted average interest rate at year-end	2.02%	4.86%

Repurchased Agreements -- Sun American Bank with Citigroup	2008	2007

Average daily balance during the year	$23,565,574	$—
Average interest rate during the year	3.53%	—%
Maximum month-end balance during the year	$30,000,000	$—
Weighted average interest rate at year-end	3.53%	—%

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. These advances carry a fixed rate of interest and were $58,000,000 and $78,000,000 at December 31, 2008 and 2007, respectively. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

The details of FHLB borrowings at December 31, 2008 and 2007 were as follows:

2008	2007	Maturity Date	Interest Rate
$—	$12,000,000	January, 2008	4.54%
—	12,000,000	January, 2008	4.52
—	7,000,000	January, 2008	4.49
—	5,000,000	January, 2008	4.52
—	17,000,000	January, 2008	4.60
—	5,000,000	January, 2008	4.67
—	12,000,000	January, 2008	4.64
—	5,000,000	March, 2008	4.58
—	1,000,000	March, 2008	5.51
—	2,000,000	December, 2008	3.87
10,000,000	—	September,2009	3.27
16,000,000	—	January, 2010	3.20
5,000,000	—	January, 2010	3.18
10,000,000	—	March, 2010	3.69
5,000,000	—	March, 2010	2.46
5,000,000	—	April, 2010	3.27
7,000,000	—	June, 2011	3.91
$58,000,000	$78,000,000

NOTE 9 – NOTES PAYABLE

The following is a summary of notes payable as of December 31, 2008 and 2007.

	2008	2007
Note Payable to correspondent bank, borrowed under a $2,000,000 line of credit due February 2010, plus interest payable quarterly at Prime Rate minus 1.00%,
secured by 99.97% of the outstanding Sun American Bank stock	$—	$1,750,000

Note Payable to correspondent bank, borrowed under a $3,000,000 line of credit due June 2008, plus interest payable quarterly at Prime Rate minus 1.00%, and
cross collaterized and cross defaulted to note above	—	953,155

Note Payable to correspondent bank, borrowed under a $8,000,000 line of credit
due January 2010, plus interest payable quarterly at Prime Rate minus 1.00%, secured by 99.97% of outstanding Sun American Bank stock	7,528,871	—
Total notes payable	$7,528,871	$2,703,155

Interest rate	2.25%	6.25%

The Company maintains a line of credit with its correspondent bank, Silverton Bank N.A. (“Silverton”) pursuant to a Loan and Stock Pledge Agreement, dated January 16, 2008. The line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.97% of the outstanding Sun American Bank stock.

In September 25, 2008, the Company received a notice of default with right to cure from Silverton, notifying the Company that it was out of compliance with certain loan covenants contained in the loan agreement. The non-compliance with the loan covenants represented an event of default.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – NOTES PAYABLE (Continued)

On March 9, 2009, the Company entered into a written modification (“Modified Loan Agreement”) to its existing loan and stock pledge agreement (“Original Loan Agreement”) with Silverton and a written modification (the “Modification Promissory Note” or, the “Note” and, together with the Modified Loan Agreement, the “Modified Documents”) of its promissory note due January 16, 2010 (the “Maturity Date”), in favor of Silverton, originally executed on January 16, 2008 (the “Original Note”). The Modified Documents are retroactively effective January 16, 2009. The Company and Silverton agreed to certain revised affirmative covenants in the Modified Loan Agreement, including without limitation, reduced time frames and increased frequency for the production of financial disclosures and covenant compliance certificates to Silverton. The parties additionally agreed under the Modified Loan Agreement to certain revised negative covenants contained in the Original Loan Agreement, including, without limitation, covenants related to the Company’s required capitalization ratios, a covenant relating to Company earnings, a covenant relating to levels of non-performing assets, a covenant relating to the payment of the Company’s dividends, and a covenant affirming that the Company will not require a material enforcement action by its regulators, subject to certain exceptions.

The terms of the Original Note provided for borrowings of funds up to a principal amount of $8.0 million on a revolving basis and such terms were modified to eliminate the revolving feature that had previously permitted the Company to borrow, repay and re-borrow funds, up to a maximum aggregate amount outstanding at any one time equal to the principal amount of the Original Note. Additionally, the Modification Promissory Note reduced the principal amount of the note to the current amount outstanding under the Original Note of $7,528,870.98.  No new borrowings are permitted under the terms of the Modification Promissory Note.

The Bank also maintains an unsecured line of credit of $20.0 million with Silverton Bank to meet interim liquidity needs. There were no borrowings outstanding under this unsecured line of credit as of December 31, 2008 or 2007.

NOTE 10 – INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007	2006
Current tax (benefit) expense:
Federal	$—	$(613,429)	$525,389
State	—	(105,007)	86,248
	—	(718,436)	611,637
Deferred tax (benefit) expense:
Federal	(4,219,994)	(748,120)	290,644
State	(722,377)	(128,070)	49,752
	(4,942,371)	(876,190)	340,396
Change in valuation allowance (1)	8,500,258	—	(2,188,033)
Income tax (benefit) expense	$3,557,887	$(1,594,626)	$(1,236,000)

(1) At year end in 2008 the Company analyzed its deferred tax assets and determined that it no longer met the requirements under SFAS No. 109, Accounting for Income Taxes to continue to recognize future benefits of its net deferred tax assets. Accordingly the Company recorded a valuation allowance in an amount equal to its net deferred tax assets resulting in a $8.5 million reserve. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the Company’s recent earnings history, current undesirable economic conditions, and forward looking income projections, management has concluded that the benefit related to the deferred tax assets no longer meets the threshold of being “more likely than not” realizable.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – INCOME TAXES (Continued

In 2006, in accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognized the remaining portion of its deferred tax assets given management’s assessment and expectation of generating sufficient future taxable income. Such conclusion is based on a “more likely than not” threshold after considering positive and negative evidence to determine if a valuation allowance is needed. The positive evidence that was relied upon in 2006 included: a) operating losses had been steadily reducing between 2002 and 2004, the modest loss reported in 2004 was due to the write off of assets of a discontinued line of business (known as Business Manager), otherwise the Company would have realized an operating profit in 2004, b) the Company reported operating profits in 2005 and 2006 and had in fact been able to utilize $4.9 million of past operating losses to offset taxable income over this period, c) the Company had grown the core size of the Bank to a level that was expected to produce profitable results in 2007 and beyond, and e) the identified acquisitions related to both the Beach Bank and Independent Community Bank had been forecast to be accretive to earnings from inception.  Accordingly, the valuation allowance decreased $2,188,033 during the year ended December 31, 2006.

In 2007, the Company continued to recognize the benefits of it deferred loss carry-forward based upon its assessment of future profitability at that time.

The details of the net deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$5,143,257	$1,540,353
Allowance for loan losses	1,820,780	2,068,495
Non-accrual loans	549,403	34,373
Unrealized loss on securities available for sale	—	117,600
Fair value adjustments from business combinations	135,793	—
Depreciation	45,761	50,345
Write down of securities	67,734	—
Stock compensation	512,571	303,378
Other	273,330	164,560
	$8,548,629	$4,279,104
Deferred tax liabilities:
Intangibles	—	(486,345)
Fair value adjustments from business combinations	—	(56,748)
Deferred loan fees and costs	(6,507)	(81,922)
Section 481 adjustments	(41,864)	(23,424)
Net deferred tax asset	8,500,258	3,630,665
Valuation allowance for deferred tax assets	(8,500,258)	—
Net deferred tax asset after valuation allowance	$—	$3,630,665

The Corporation has available federal net operating loss carry-forwards approximating the following at December 31, 2008:

Expiring December 31,
2010	264,426
2011	288,430
2012	844,454
2018	307,695
2019	590,608
2020	316,904
2027	1,147,381
2028	9,557,691
$13,317,589

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – INCOME TAXES (Continued

As a result of changes in ownership of the Company in excess of 50% in 1993 and 2000, the net operating loss carry-forwards expiring in periods prior to 2020 are shown at the limited amount that may be used in any year.

The reconciliation between the federal tax rate and the effective tax rate is as follows:

	2008	2007	2006

Federal statutory rate	(34%)	(34%)	34%
State taxes	(4%)	(4%)	4%
Incentive stock options	—	4%	5%
Change in valuation allowance	17%	—	(113%)
Write off of intangible asset	25%	—	—
Other	3%	—	6%
Effective tax rate	7%	(34%)	(64%)

There were no unrecognized tax benefits at December 31, 2008 and the Company does not expect the total of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 11 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2008 and 2007 were as follows.

	2008	2007

Beginning balance	$5,285,740	$6,874,512
New and renewed loans	95,575	100,000
Payments and maturities	(396,352)	(1,688,772)
Ending balance	$4,984,963	$5,285,740

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $739,903 and $1,789,435.

NOTE 12 – STOCK BASED COMPENSATION

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors, advisors, and employees of the Company under the Amended and Restated Directors’ Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 118,000 options issued to key consultants at below fair market value, have an exercise price that was equal to the fair market value of the Company’s common stock on the date the options were granted. It is the policy of the Company to issue shares for stock option exercises and restricted stock from available treasury shares. Options generally vest over five years; however, options granted to directors prior to 2006 were amended to vest immediately on December 16, 2005.

At December 31, 2008, the Amended and Restated Directors’ Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 8,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 1,304 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with up to 1.5 million shares allocated to incentive stock options. At December 31, 2008, 77,940 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – STOCK BASED COMPENSATION (Continued)

A summary of the options for the purchase of common stock of the Company as of December 31, and changes during the years then ended is presented below.

	2008
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,482,869	$10.48
Granted	1,415,500	$1.78
Exercised	—	—
Forfeited or expired	(224,749)	$9.51
Outstanding at end of year	2,673,620	$5.95
Options exercisable at year-end	798,492	$9.14

Weighted average fair value of options granted during year	$1.21
	2007
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,243,589	$9.88
Granted	328,280	$12.73
Exercised	(1,760)	$7.36
Forfeited or expired	(87,240)	$10.33
Outstanding at end of year	1,482,869	$10.48
Options exercisable at year-end	719,885	$8.62

Weighted average fair value of options granted during year	$4.28
	2006
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,065,030	$3.34
Granted	1,114,400	$5.10
Exercised	(5,640)	$2.35
Forfeited or expired	(87,437)	$4.46
Outstanding at end of year	3,086,353	$3.95
Options exercisable at year-end	1,516,725	$3.19
Weighted average fair value of options granted during year	$1.98

The aggregate intrinsic value for stock options outstanding and options exercisable at December 31, 2008, 2007 and 2006 was $0, $0 and $4.0 million, respectively. The aggregate intrinsic value for stock options exercisable at December 31, 2008, 2007 and 2006 was $0, $0 and $3.1 million, respectively. The weighted average remaining contractual term of stock options outstanding at December 31, 2008, 2007 and 2006 was 8.1 years, 7.6 years and 8.1 years, respectively. The weighted average remaining contractual term of stock options exercisable at December 31, 2008, 2007 and 2006 was 7.6 years, 6.6 years and 7.2 years, respectively.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Proceeds from the exercise of zero, 2,256 and 5,640 stock options amounted to $0, $12,956 and $13,235 in 2008, 2007 and 2006, respectively. The total intrinsic value of stock options on the date of exercise was $0 in 2008, $9,420 in 2007 and $14,096 in 2006.

NOTE 12 – STOCK BASED COMPENSATION (Continued)

Stock option compensation expense was $1,128,586 in 2008, $985,000 in 2007 and $609,628 in 2006. The deferred tax benefit on the portion of expense related to nonqualified stock options was $0, $215,000 and $114,627 in 2008, 2007 and 2006, respectively.

At December 31, 2008, 2007 and 2006 respectively, there was $3.5 million, $2.8 million and $2.5 million of total unrecognized stock compensation cost granted under the various plans. That cost for 2008, 2007 and 2006 is expected to be recognized over a weighted average period of 3.0 years, 3.1 years and 4.1 years respectively.

Restricted Stock Awards

The following table presents information on restricted stock outstanding for the period shown:

	2008		2007		2006
	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant

Outstanding at beginning of year	52,000	$13.10	40,000	$13.13	40,000	$13.13
Awarded	—	—	20,000	13.08	—	—
Vested	(12,000)	13.10	(8,000)	13.11	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of period	40,000	$13.10	52,000	$13.10	40,000	$13.13

At December 31, 2008, 2007 and 2006 there was $388,000, $559,000 and $454,000 of total unrecognized compensation cost related to unvested shares of restricted stock. That cost for 2008, 2007 and 2006 is expected to be recognized over a weighted average period of 2.6 years, 3.8 years and 4.3 years respectively.

NOTE 13 – STOCK WARRANTS

As of December 31, 2008, the Company had outstanding warrants to purchase up to 4,513,225 shares of common stock, including Class A, D, E, F, G, H and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of December 31, 2008 and December 31, 2007, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	December 31, 2008	December 31, 2007
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	4,649,074	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Class H Warrants	1.6	93,750	—
Other Warrants	0.4	1,399,506	1,399,506
Warrants Outstanding		14,169,169	14,075,419

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – STOCK WARRANTS (Continued)

Class A Warrants

Each warrant entitles the holder to purchase 0.4 of a share of common stock at an exercise price of $4.00 per warrant or $10.00 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Company may redeem the Class A warrants at any time if the following conditions have been satisfied: (i) the Company has registered for resale the common stock issuable upon exercise of the Class A warrants; (ii) the common stock, as publicly traded on a national securities exchange, has closed at a price of at least $21.25 for 20 continuous trading days; and (iii) the Company pays $4.00 per outstanding warrant, subject to adjustment. If not earlier redeemed, the Class A warrants will expire on December 31, 2010.

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

Class H Warrants

Each warrant entitles the holder to purchase 1.6 of a share of common stock at an exercise price of $2.5 per warrant or $1.56 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class H warrants will expire no later than September 2010. The holders of Class H warrants may satisfy their obligation to pay the aggregate Exercise Price through a “cashless exercise”, in which event the Company will issue to the holders the number of shares determined by the “cashless exercise” formula.

Other Warrants

An aggregate of 1,399,506 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2009 and 2010.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2008 and 2007 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank and the Company are prohibited from paying dividends because they do not meet regulatory requirements to do so.

The Bank’s actual and required capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total Capital to risk weighted assets	$56,219	10.98%	$40,963	8.0%	$51,204	10.0%
Tier 1 Capital to risk weighted assets	49,815	9.73	20,482	4.0	30,722	6.0
Tier 1 Capital to average assets	49,815	8.18	24,362	4.0	30,453	5.0
2007
Total Capital to risk weighted assets	$58,193	12.27%	$37,950	8.0%	$47,437	10.0%
Tier 1 Capital to risk weighted assets	52,254	11.02	18,961	4.0	28,442	6.0
Tier 1 Capital to average assets	52,254	9.75	21,428	4.0	26,786	5.0

The Company’s capital amounts and ratios (in thousands of dollars) at year-end are presented below.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets	$48,839	9.54%	$40,963	8.0%
Tier 1 Capital to risk weighted assets	42,435	8.29	20,482	4.0
Tier 1 Capital to average assets	42,435	6.97	24,363	4.0

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets	$55,928	11.77%	$37,999	8.0%
Tier 1 Capital to risk weighted assets	49,982	10.52	18,999	4.0
Tier 1 Capital to average assets	49,982	9.33	21,439	4.0

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year-end.

	2008	2007
Commitments to make loans - fixed	$27,510,164	$4,494,094
- variable	17,966,244	36,734,754
Home equity line of credit	7,759,176	22,008,527
Standby letters of credit	971,768	1,534,754
	$54,207,352	$64,772,129

Commitments to make loans are generally made for periods of 60 days or less. Fixed rate loan commitments have interest rates generally ranging from 5.00% to 9.00% and maturities ranging from one year to three years. Home equity lines of credit are generally fixed for the first five years and then convert to variable rate thereafter.

Employment Agreements: The Company has entered into a number of employment agreements with senior and executive officers of the Company and the Bank. Under terms of the agreements, the Bank has agreed to pay a base salary per year, to grant options or restricted shares, and to provide certain other benefits and compensation to each of the officers. The employment agreements also include provisions requiring certain payments upon the occurrence of certain events leading to the termination of employment such as a change in control, death, or disability for each senior or executive officer.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$5,371,609	$5,371,609	$8,109,917	$8,109,917
Federal Funds Sold	11,189,000	11,189,000	—	—
Securities available for sale	30,285,750	30,285,750	5,778,655	5,778,655
Securities held to maturity	52,752,317	54,170,963	50,306,758	50,940,402
Loans, net	466,017,871	468,816,235	439,961,953	440,006,388
Federal Reserve Bank stock	3,018,150	3,018,150	3,180,900	3,180,900
Federal Home Loan Bank stock	3,740,600	3,740,600	4,658,500	4,658,500
Accrued interest receivable	2,656,414	2,656,414	2,698,469	2,698,469
Financial liabilities
Deposits	$443,488,242	$447,101,501	$380,706,716	$380,962,634
Repurchase agreements	35,916,707	39,534,620	14,983,655	14,983,655
Federal Home Loan Bank advances	58,000,000	60,192,247	78,000,000	77,985,064
Other Borrowed Money	7,528,871	7,528,871	2,703,115	2,703,115
Accrued interest payable	1,552,478	1,552,478	1,127,221	1,127,221

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Directly or indirectly observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$30,285,750	$30,285,750	$—	$—
Impaired loans	$89,946,768	$—	$81,978,662	$7,968,106

The valuation techniques used to measure fair value for the items in the table above are as follows:

Available for sale securities: The fair value of securities available for sale was established through a direct purchase transaction at year end which is considered to be a level one input. In general however the fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities which is considered to be a level 2 input.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. Fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan which is considered to be a level 2 input.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $89.9 million, with a valuation allowance of $2.0 million.

NOTE 17 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Sun American Bancorp follows.

CONDENSED BALANCE SHEETS
	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$255,101	$43,123
Investment in Bank subsidiary	49,148,702	100,063,210
Other assets	6,819	604,173

Total assets	$49,410,622	$100,710,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$112,402	$216,162
Notes payable	7,528,871	2,703,155
Shareholders’ equity	41,769,349	97,791,189

Total liabilities and shareholders’ equity	$49,410,622	$100,710,506

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2008	2007	2006

Equity in net income (loss) of Bank	$(53,306,807)	$(1,893,853)	$4,362,874
Less:
Interest expense	235,011	34,133	—
Salaries and benefits	156,108	186,447	184,811
Stock-based compensation	1,128,586	984,535	609,628
Other expense	355,280	497,020	389,431
Income tax expense (benefit)	303,378	(485,673)	—
Net income (loss)	$(55,485,170)	$(3,110,315)	$3,179,004

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(55,485,170)	$(3,110,315)	$3,179,004
Adjustments:
Equity in undistributed loss (income) of Bank	53,307,057	1,893,853	(4,362,874)
Stock option expense	1,141,496	984,535	609,628
Change in other assets and other liabilities	493,594	(659,670)	(81,677)
Net cash used in operating activities	(543,023)	(891,597)	(655,919)
Cash flows from investing activities
Investment in Bank	(2,850,000)	(3,500,000)	(700,000)
Net cash from investing activities	(2,850,000)	(3,500,000)	(700,000)
Cash flows from financing activities
Increase in note payable	4,825,716	2,703,155	—
Repayment of note payable	—	—	—
Redemption of preferred shares	—	—	—
Gross proceeds from issuance of common stock	—	—	149,000
Redemption of common stock	(250)
Common stock issuance costs	—	(130,652)	(210,617)
Proceeds from exercise of warrants	—	113,750	3,131,387
Proceeds from exercise of stock options	—	12,956	13,235
Payment for fractional shares upon reverse stock split	—	(3,804)	—
Buyback of warrants	(5,813)	(1,635,986)	—
Purchases of treasury shares	(1,583,405)	(1,990,641)	—
Issues of preferred shares	375,000	—	—
Dividends paid	(6,247)	—	—
Net cash from financing activities	3,605,001	(931,222)	3,083,005
Net change in cash and cash equivalents	211,978	(5,322,819)	1,727,086
Beginning cash and cash equivalents	43,123	5,365,942	3,638,856
Ending cash and cash equivalents	$255,101	$43,123	$5,365,942

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow.

	2008	2007	2006
Basic earnings (loss) per share
Net income (loss)	$(55,478,923)	$(3,110,315)	$3,179,004
Less: dividends paid on preferred shares	(6,247)	—	—
Net income (loss) attributable to common shareholders	(55,485,170)	(3,110,315)	$3,179,004
Weighted average common shares outstanding, basic	10,320,415	10,733,017	7,590,345
Basic earnings (loss) per common share	$(5.38)	$(0.29)	$0.42
Diluted earnings (loss) per share
Net income (loss)	$(55,478,923)	$(3,110,315)	$3,179,004
Less: dividends paid on preferred shares	(6,247)	—	—
Net income (loss) attributable to common shareholders	$(55,485,170)	(3,110,315)	$3,179,004
Weighted average common shares outstanding, diluted	10,320,415	10,733,017	9,031,388
Diluted earnings (loss) per common share	$(5.38)	$(0.29)	$0.35

Stock options and stock warrants to purchase 2.7 million and 4.5 million shares of common stock, respectively, were not considered in computing diluted loss per common share for 2008 because they were anti-dilutive. Stock options and stock warrants to purchase 1.5 million and 4.4 million shares of common stock, respectively, were not considered in computing diluted loss per common share for 2007 because they were anti-dilutive. The dilution of 1,441,043 weighted average shares outstanding in 2006 was due to the additional shares of common stock to be issued upon the exercise of outstanding options and warrants of the Company. Stock options and stock warrants for 532,640 shares of common stock were not considered in computing diluted earnings per common share for 2006, because they were anti-dilutive.

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

	2008	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$50,621	$32,317	$(30,746)
Reserve of deferred tax assets related to unrealized gain (losses)	(117,600)
Write down securities value	180,000
Reclassification adjustments for securities from AFS to HTM (1)	(570,587)
Reclassification adjustments for gains (losses) recognized in income	—	(7,922)	—
Net unrealized gains (losses)	(457,566)	24,395	(30,746)
Tax effect	—	(9,200)	11,600
Other comprehensive income (loss) before minority interest	(457,566)	15,195	(19,146)
Minority interest in other comprehensive (income) loss of subsidiary	115	(4)	9
Other comprehensive income (loss)	$(457,451)	$15,191	$(19,137)

———————

(1)

During the year, the Shay US Government Mortgage Fund (the “Fund”) suspended redemptions from the Fund. It did offer participants the option to redeem its proportionate share of the underlying securities that were held in the Fund and the Bank elected to do so. Our investment in the Fund was designated as available for sale securities. Upon redemption in kind of the underlying investments, the Company re-designated the underlying investments to be held to maturity. At the time of the transfer, the carrying value of the Fund investments was $4.9 million. There was an unrealized loss of $578,000 attributed to the Fund investments that was recorded as other comprehensive income  (loss). This unrealized loss is being amortized into income over the remaining life of the underlying securities.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – ACQUISITIONS

Independent Community Bank

On March 30, 2007, Independent Community Bank (“ICB”), a Florida commercial banking association, merged with and into Sun American Bank with Sun American Bank being the surviving bank in the merger. The consideration consisted of 1,630,813 shares of the Company’s common stock valued at approximately $22.0 million plus $19.0 million in cash. Under the purchase method of accounting, the assets and liabilities of ICB were recorded at their respective fair values as of March 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets amounted to approximately $28.6 million.

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

The amount allocated to the core deposit intangible was determined by an independent valuation and was being amortized over an estimated useful life of six years in 2007 and in 2008. At the end of 2008, the Company completed its annual evaluation of its goodwill and intangible assets for impairment and, in the current market environment, determined that the fair value of the Company was less than its net equity. Accordingly, the Company wrote off the core deposit intangible balance related to the ICB merger.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – ACQUISITIONS (Continued)

The Company acquired certain loans from ICB that were impaired at the time of acquisition which are subject to the income recognition provisions of SOP 03-3 (Note 1). The carrying value of these loans and a summary of the change in accretable yield follows:

	At Acquisition, March 30, 2007	December 31, 2007	December 31, 2008
	(Dollars in thousands)
Contractually required principal and interest	$775	$336	$
Nonaccretable difference (estimated losses and forgone interest) (1)	(310)	(298)
Cash flows expected to be collected	465	38
Accretable yield	(37)	(2)
Basis in acquired loans	$428	$36	$
Accretable yield, at acquisition		$37	$
Accretion		(2)			(2)
Reclassifications to nonaccretable difference		(12)
Transfer to OREO		(21)
Accretable yield, December 31, 2007		$2		$—

———————

(1)

Represents the estimated loss ($310,000) at acquisition date recorded as an offset to goodwill. Subsequent deterioration on three loans resulted in a $175,000 increase to the provision for loan loss. The nonaccretable difference was reduced by $187,000 upon the transfer of two of those loans to OREO.

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (Loss)	Basic	Fully Diluted
2008
First quarter	$9,200,894	$4,756,773	$5,365	$0.00	$0.00
Second quarter	9,021,780	5,030,165	(2,465,543)	(0.24)	(0.24)
Third quarter	8,990,289	4,824,007	(1,322,892)	(0.13)	(0.13)
Fourth quarter	8,285,607	3,702,818	(51,702,100)	(5.05)	(5.05)

2007
First quarter	$8,757,590	$4,901,753	$96,424	$0.00	$0.00
Second quarter	10,219,829	5,452,160	119,345	0.01	0.01
Third quarter	9,875,306	4,878,489	(467,090)	(0.04)	(0.04)
Fourth quarter	9,523,688	4,698,501	(2,858,994)	(0.27)	(0.27)

2006
First quarter	$5,444,960	$3,649,976	$272,243	$0.03	$0.03
Second quarter	5,994,640	3,764,391	581,773	0.07	0.07
Third quarter	6,555,992	4,105,772	490,751	0.07	0.05
Fourth quarter	7,104,020	3,682,263	1,834,237	0.25	0.20

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2008.

Audit Report of the Independent Registered Public Accounting Firm. Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, has audited the 2008 consolidated financial statements included in this Annual Report on Form 10-K. The Company did not meet the market capitalization requirements to qualify as an accelerated filer at the measurement date of June 30, 2008. Accordingly, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in this Item 10 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.

EXECUTIVE COMPENSATION

Information required to be included in this Item 11 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required to be included in this Item 12 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in this Item 13 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required to be included in this Item 14 is incorporated by reference to certain information from the Company’s proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Southern Security Financial Corporation and Southern Security Bank Corporation, dated October 31, 1997 (1)
2.2	Certificate of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 10, 1997 (1)
2.3	Articles of Merger of Southern Security Bank Corporation into Southern Security Financial Corporation, under Florida law, dated November 12, 1997 (1)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007)
3.2	Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2005)
3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007)

3.4

Certificate of Designations as filed with the Secretary of State of Delaware on October 7, 2008 with respect to the Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October10, 2008)

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

4.9	Form of Series G Common Stock Purchase Warrant. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).

4.10	Form of Class H Common Stock Purchase Warrant (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2008)
10.1	Asset Purchase Agreement between PanAmerican Bank and Southern Security Bank Corp. and Southern security Bank, dated May 15, 2001. (5)
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

Exhibit No.	Description
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

Exhibit No.	Description
10.24

Bank $10,000,000 unsecured credit facility dated March 5, 2007 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

10.25

Company Promissory Note for a $2,000,000 revolving line of credit dated February 25, 2007 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

10.26

Company Promissory Note for a $3,000,000 revolving line of credit dated October 15, 2007 (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

10.27

Loan and Stock Pledge Agreement by and between Sun American Bancorp and Silverton Bank, N.A. dated January 16, 2008 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.28

Promissory Note executed by Sun American Bancorp in favor of Silverton Bank, N.A., dated January 16, 2008 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.29

Form of Employment Agreement by and among Sun American Bank and certain Named Executive Officers (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2008).

10.30

Written Agreement dated January 28, 2009 by and among Sun American Bancorp, Sun American Bank, the Federal Reserve Bank of Atlanta and the State of Florida Office of Financial Regulation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2009).

10.31

Modification to Loan and Stock Pledge Agreement, by and between Silverton Bank, N.A. and Sun American Bancorp, dated March 9, 2009, effective January 16, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009)

.
10.32

Modification Promissory Note, executed by Sun American Bancorp in favor of Silverton Bank, N.A., dated February 5, 2009, effective January 16, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009).

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 17 to consolidated financial statements included in this Form 10-K).
14.1	Code of Ethics (4)
18.1	Preferability letter of independent registered public accounting firm regarding change in the goodwill impairment testing date.
21.0	Subsidiaries
23.1	Consent of Carr, Riggs & Ingram, LLC
23.2	Consent of Crowe Horwath, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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

March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Principal Executive Officer:

/s/ MICHAEL E. GOLDEN	Chief Executive Officer	March 30, 2009
Michael E. Golden

Principal Accounting & Financial Officer:

/s/ ROBERT L. NICHOLS	Chief Financial Officer	March 30, 2009
Robert L. Nichols

Directors:

/s/ JAMES F. PARTRIDGE	Chairman of the Board	March 30, 2009
James F. Partridge

/s/ MICHAEL E. GOLDEN	President, CEO, Director	March 30, 2009
Michael E. Golden

/s/ NELSON FAMADAS	Director and Vice Chairman	March 30, 2009
Nelson Famadas	of the Board

/s/ LEONARD F. MARINELLO	Director	March 30, 2009
Leonard F. Marinello

/s/ STEPHEN L. PERRONE	Director	March 30, 2009
Stephen L. Perrone

/s/ ALBERTO VALLE	Director	March 30, 2009
Alberto Valle

/s/ MICHAEL F. ROSINUS	Director	March 30, 2009
Michael F. Rosinus