Form 10-Q
period 2009-03-31
Sun American Bancorp
filed 2009-05-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Commission file number 0-22911

———————

SUN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

———————

Delaware	65-0325364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9293 Glades Road

Boca Raton, Florida 33434

(Address of principal executive offices)

(561) 544-1908

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2009:

11,672,773 shares of Common Stock

SUN AMERICAN BANCORP

INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

3

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

3

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

4

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended
March 31, 2009 and 2008

5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

6

Notes to Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Restults of Operations

17

Item 4T.  Controls and Procedures

27

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

28

Item 1A   Risk Factors

28

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.     Defaults Upon Senior Securities

28

Item 4.     Submission of Matters to a Vote of Securities Holders

28

Item 5.     Other Information

28

Item 6.     Exhibits

28

Signatures

29

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$38,468,980	$5,371,609
Federal funds sold	—	11,189,000
Total cash and cash equivalents	38,468,980	16,560,609
Securities available for sale	29,198,763	30,285,750
Securities held to maturity (fair value 2009 - $55,390,222, 2008 - $54,170,963)	54,263,042	52,752,317
Loans, net of allowance for loan losses of $6,297,988 in 2009 and $6,562,780 in 2008	454,507,544	466,017,871
Federal Reserve Bank stock	1,503,100	3,018,150
Federal Home Loan Bank stock	4,123,700	3,740,600
Accrued interest receivable	2,322,883	2,656,414
Premises and equipment, net	9,676,910	9,991,118
Other assets	7,059,977	4,963,019
	$601,124,899	$589,985,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$48,923,546	$43,116,630
Interest bearing	410,789,960	400,371,612
Total deposits	459,713,506	443,488,242
Securities sold under agreements to repurchase	35,069,356	35,916,707
Federal Home Loan Bank advances	58,000,000	58,000,000
Notes payable	7,528,871	7,528,871
Accrued expenses and other liabilities	4,072,262	3,268,828
Total liabilities	564,383,995	548,202,647

Shareholders’ equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; Series A – 93,750 issued and outstanding at March 31, 2009 and December 31, 2008	375,000	375,000
Common stock, $.025 par value; 20,000,000 shares authorized; 10,934,944 issued and 10,230,466 shares outstanding at March 31, 2009 and December 31, 2008	273,374	273,374
Additional paid-in capital	107,161,563	106,864,390
Accumulated deficit	(66,858,654)	(61,517,170)
Treasury stock at cost, 704,478 shares at March 31, 2009 and December 31, 2008	(3,574,046)	(3,574,046)
Accumulated other comprehensive loss	(648,128)	(652,198)
Equity attributable to shareholders of Sun American Bancorp	36,729,109	41,769,350
Equity attributable to noncontrolling interests	11,795	13,851
Total shareholders’ equity	36,740,904	41,783,201

	$601,124,899	$589,985,848

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$5,864,028	$8,196,907
Securities	1,090,548	941,181
Federal funds sold and other	12,308	62,806
	6,966,884	9,200,894
Interest expense:
Deposits	3,467,469	3,612,994
FHLB advances	485,659	704,204
Other	337,793	126,923
	4,290,921	4,444,121

Net interest income before provision for loan losses	2,675,963	4,756,773
Provision for loan losses	2,761,400	(48,400)

Net interest (loss) income after provision for loan losses	(85,437)	4,805,173

Non-interest income:
Service charges on deposit accounts	380,584	416,111
Other income	9,812	153,015
	390,396	569,126

Non-interest expenses:
Salaries and employee benefits	2,247,502	2,458,759
Occupancy and equipment	1,302,114	1,360,755
Data and item processing	172,851	227,888
Professional fees	331,068	239,684
Insurance	554,516	157,450
Advertising	12,842	34,084
Amortization of intangible assets	—	218,314
Other	1,026,758	575,156
	5,647,651	5,272,090

(Loss) income before income taxes	(5,342,692)	102,209
Income tax expense	—	(96,747)
Consolidated net (loss) income	(5,342,692)	5,462

Less: net (loss) income attributable to noncontrolling interests	(1,208)	97

Net (loss) income attributable to shareholders of Sun American Bancorp	(5,341,484)	5,365

Basic net (loss) per share	$(0.52)	$0.00
Diluted net (loss) per share	$(0.52)	$0.00
Weighted average common shares outstanding, basic	10,230,466	10,462,434
Weighted average common shares outstanding, diluted	10,230,466	10,538,272

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Equity attributable to shareholders of Sun American Bank
Balance at January 1, 2008	$—	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Buyback of warrants costs	—	—	(5,813)		—	—	(5,813)
Purchase of 263,398 shares of treasury stock	—	—	—		(1,081,813)	—	(1,081,813)
Recognition of stock-based compensation expense	—	—	291,909		—	—	291,909
Net income, other comprehensive loss and total comprehensive loss	—	—	—	5,365	—	(78,412)	(73,047)
Balance at March 31, 2008	$—	$273,374	$106,015,053	$(6,020,389)	$(3,072,454)	$(273,159)	$96,922,425

Balance at January 1, 2009	$375,000	$273,374	$106,864,390	$(61,517,170)	$(3,574,046)	$(652,198)	$41,769,350
Recognition of stock-based compensation expense	—	—	297,173			—	297,173
Net (loss) income, other comprehensive income and total comprehensive loss	—	—	—	(5,341,484)		4,070	(5,337,414)
Balance at March 31, 2009	$375,000	$273,374	$107,161,563	$(66,858,654)	$(3,574,046)	$(648,128)	$36,729,109

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	$(93,691)	$1,647,519

Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	908,641	482
Maturities and pay-downs of held to maturity securities	4,078,608	16,798,986
Purchases of held to maturity securities	(5,566,989)	(34,696,515)
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	1,131,950	(162,100)
Decrease (increase) in net loans	3,998,722	(17,323,137)
Proceeds from sales of OREO	2,091,184	—
Purchase of premises and equipment	(17,116)	(57,334)
Net cash provided by (used in) investing activities	6,625,000	(35,439,618)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(847,351)	19,184,491
Net change in Federal Home Loan Bank Advances	—	6,000,000
Net increase (decrease) in deposits	16,225,263	18,008,363
Increase in Notes Payable	—	1,425,716
Redemption of minority interest	(850)	—
Purchases of treasury shares	—	(1,081,813)
Repurchase of warrants costs	—	(5,813)
Net cash provided by (used in) financing activities	15,377,062	43,530,944

Net change in cash and cash equivalents	21,908,371	9,738,845

Cash and cash equivalents at beginning of period	16,560,609	8,109,917

Cash and cash equivalents at end of period	$38,468,980	$17,848,762

Supplemental information:
Interest paid	$4,475,615	$4,340,779
Transfer of loans to real estate owned	$4,750,205	$1,050,780

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CRITICAL ACCOUNTING POLICIES

Sun American Bancorp (the “Company”) has identified four policies as being critical because they require management to make judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis (see Asset Quality and Nonperforming Assets).

Goodwill and Intangible Assets: The Company tests goodwill and other intangible assets for impairment annually. The test requires the Company to determine the fair value of its reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At November 30, 2008 (the goodwill impairment testing date) goodwill and intangible assets were determined to be fully impaired. Accordingly the Company wrote off all of its goodwill and intangible assets in the fourth quarter of 2008.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - CRITICAL ACCOUNTING POLICIES (Continued)

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan, (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 118,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. Options vest over five years.

At March 31, 2009, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 8,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 6,304 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1.5 million shares allocated to incentive stock options. At March 31, 2009, 106,040 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date March 31, 2009		Full Year December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,673,620	$5.95	1,482,869	$10.48
Granted	—	—	1,415,500	$1.78
Exercised	—	—	—	—
Forfeited or expired	33,100	$6.82	(224,749)	$9.51
Outstanding at end of period	2,640,520	$5.94	2,673,620	$5.95
Options exercisable at end of period	1,227,728	$7.50	798,492	$9.14

The aggregate intrinsic value for stock options outstanding and options exercisable at March 31, 2009 was $211,172 and $42,234, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at March 31, 2009, was 7.9 years and 7.2 years, respectively.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - CRITICAL ACCOUNTING POLICIES (Continued)

Stock Compensation (continued)

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

Black-Scholes assumptions	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Risk-free interest rate	2.71%	2.96%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	20%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	—	$1.21

Stock option compensation expense was $297,000 for the three months ended March 31, 2009 compared to $292,000 for the same period in 2008. The deferred tax benefit on the portion of expense related to nonqualified stock options was zero and $57,000, for the three months ended in 2009 and 2008, respectively.

As of March 31, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

The following table presents information on restricted stock outstanding for March 31, 2009:

	Year to date March 31, 2009		Year to date March 31, 2008
	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant

Outstanding at beginning of year	$40,000	$13.10	52,000	$13.10
Vested	(12,000)	13.10	(12,000)	13.10
Outstanding at end of period	$28,000	$13.10	40,000	$13.10

As of March 31, 2009, there was $350,000 of total unrecognized compensation cost related to non-vested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 2.4 years.

NOTE 2 - BASIS OF PRESENTATION AND DISCLOSURE

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Operating results for the three month periods ended March 31, 2009 and 2008, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, Business Combinations (“SFAS 141(R)”) was issued. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. The impact of adoption was not material.

In December 2007, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) was issued. SFAS 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The impact of adoption was not material.

In March 2008, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”) was issued. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The impact of adoption was not material.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$38,468,980	$38,468,980	$5,371,609	$5,371,609
Federal Funds Sold	—	—	11,189,000	11,189,000
Securities available for sale	29,198,763	29,198,763	30,285,750	30,285,750
Securities held to maturity	54,263,042	55,390,222	52,752,317	54,170,963
Loans, net	454,507,544	455,800,325	466,017,871	468,816,235
Federal Reserve Bank stock	1,503,100	1,503,100	3,180,150	3,180,150
Federal Home Loan Bank stock	4,123,700	4,123,700	3,740,600	3,740,600
Accrued interest receivable	2,322,883	2,322,883	2,656,414	2,656,414

Financial liabilities
Deposits	$459,713,506	$462,112,015	$443,488,242	$447,101,501
Repurchase agreements	35,069,356	37,307,614	35,916,707	39,534,620
Federal Home Loan Bank advances	58,000,000	59,772,847	58,000,000	60,192,247
Other Borrowed Money	7,528,871	7,528,871	7,528,871	7,528,871
Accrued interest payable	1,367,783	1,367,783	1,552,478	1,552,478

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

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities (recurring)	$29,198,763	$—	$29,198,763	$—

Impaired loans (non-recurring)	$88,431,361	$—	$65,391,628	$23,039,733

The valuation techniques used to measure fair value for the items in the table above are as follows:

Available for sale securities: The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities which are considered to be a level 2 input.

Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. Fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan which is considered to be a level 2 input. For impaired loans where management has adjusted the results of the appraisals, based upon management’s assessment that the appraisal results are not representative of the actual value of the underlying property, the valuation is considered to be a level 3 input.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $88.4 million, with a valuation allowance of $1.9 million.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses:

	Three Months Ended March 31,
	2009	2008

Balance, beginning of year	$6,562,780	$6,503,508
Total charge-offs	(3,033,487)	(1,309,130)
Recoveries	7,295	4,581
Provision for loan losses	2,761,400	(48,400)
Allowance balance at end of period	$6,297,988	$5,150,559

Gross loans	$460,805,533	$461,433,270

Impaired loans were as follows:

	March 31, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$65,391,628	$81,978,662
Loans with allocated allowance for loan losses	23,039,733	7,968,106
Impaired loans at end of period	$88,431,361	$89,946,768
Amount of the allowance for loan losses allocated	$1,889,882	$1,990,148

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

Over 90 days past due and still accruing	$3,117,523	$—
Nonaccrual loans	40,696,766	25,927,936
Other real estate owned and repossessions	6,068,181	3,864,005
Total nonperforming assets	$49,882,470	$29,791,941

Nonperforming assets at March 31, 2009 were 8.30% of total assets, an increase from the corresponding December 31, 2008 ratio of 5.05%. Nonperforming assets at March 31, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The details of Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2009 and December 31, 2008 were as follows:

2009	2008	Maturity Date	Interest Rate
10,000,000	10,000,000	September,2009	3.27
16,000,000	16,000,000	January, 2010	3.20
5,000,000	5,000,000	January, 2010	3.18
10,000,000	10,000,000	March, 2010	3.69
5,000,000	5,000,000	March, 2010	2.46
5,000,000	5,000,000	April, 2010	3.27
7,000,000	7,000,000	June, 2011	3.91
$58,000,000	$58,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

NOTE 7 – NOTES PAYABLE

The following is a summary of notes payable as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Note Payable to Silverton Bank, borrowed under a line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%,
Secured by 99.97% of the outstanding Sun American Bank stock	7,528,871	7,528,871

Total notes payable	$7,528,871	$7,528,871
Interest rate	2.25%	2.25%

The credit line matures January 2010; interest is set at Prime Rate minus 1.00% and the line is secured by 99.97% of the outstanding Sun AMERICAN BANK STOCK.

NOTE 8 - Capital Adequacy

The Company’s and the Bank’s capital ratios at March 31, 2009 and December 31, 2008 are listed below.

Capital Ratios	March 31, 2009	December 31, 2008	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	8.87%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	7.62%	8.29%	>4%	>6%
Tier 1 leverage capital	6.19%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.39%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	9.14%	9.73%	>4%	>6%
Tier 1 leverage capital	7.42%	8.18%	>4%	>5%

Based upon these ratios, the Bank was considered to be well capitalized at March 31, 2009.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - BASIC AND DILUTED NET (LOSS) PER SHARE

The following tables summarize the computation of basic and diluted net (loss) per share attributable to shareholders of the Company.

Basic and Diluted	Three Months Ended March 31,
	2009	2008
Basic net (loss) per share:
Net (loss) income attributable to the shareholders of the Company	$(5,341,484)	$5,365

Weighted average shares outstanding, basic	10,230,466	10,462,434
Weighted average shares outstanding, diluted	10,230,466	10,538,272
Basic net (loss) per share	$(0.52)	$0.00
Diluted net (loss) per share	$(0.52)	$0.00

The difference between basic and diluted weighted-average shares outstanding is the dilutive impact of unexercised in-the-money stock options and warrants.

Stock options and stock warrants to purchase 2.7 million and 4.5 million shares of common stock, respectively, were not considered in computing diluted net (loss) per share for the three months ended March 31, 2009, and stock options and stock warrants to purchase 1.6 million and 4.3 million shares of common stock, respectively, were not considered in computing diluted net (loss) per share for the three months ended March 31, 2008, because they were antidilutive.

NOTE 10 - WARRANTS

As of March 31, 2009, the Company had outstanding warrants to purchase 4,513,225 shares of common stock, including Class A, D, E, F, G and H warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of March 31, 2009 and December 31, 2008, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	March 31, 2009	December 31, 2008
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	4,649,074	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Class H Warrants	1.6	93,750	93,750
Other Warrants	0.4	1,399,506	1,399,506
Warrants Outstanding		14,169,169	14,169,169

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – WARRANTS (Continued)

Class D Warrants

The Company’s Class D Warrants trade on the Nasdaq Global Market under the symbol “SAMBW”. Each Class D warrant entitles the holder to purchase 0.4 of a share of the Company’s common stock at an exercise price of $4.00 per warrant, or $10.00 per share. The exercise price is subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants expired on May 13, 2009.

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

Class H Warrants

Each warrant entitles the holder to purchase 1.6 shares of common stock at an exercise price of $2.5 per warrant or $1.56 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class H warrants will expire no later than September 2010.

Other Warrants

An aggregate of 1,399,506 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2009 and 2010.

Throughout this Quarterly Report, when we use the terms “we,” “our” or “us,” we are referring to Sun American Bancorp or to Sun American Bancorp and its subsidiary, Sun American Bank. Reference to “the Company” refers to Sun American Bancorp and its subsidiary, Sun American Bank. References to “the Bank” refer to Sun American Bank.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of the consolidated operating results of the Company and the Bank for the three months ended March 31, 2009 and 2008, respectively, and the financial condition of the Company at March 31, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional oral or written forward-looking statements may be made by the Sun American Bancorp (the “Company”), from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risks that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a continuing decline in general economic conditions, and the economic recession could adversely affect our business; (xii) lack of dividends, dilution and anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws; and (xiii) the Company’s ability to remain in compliance with specific loan covenants under its Modification to Loan and Stock Pledge Agreement with Silverton Bank N.A. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade, Palm Beach, and Martin counties where the Company currently operates fourteen full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company had pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial and consumer loan products and by competitively pricing deposit products.

In 2008 and for the first quarter of 2009, growth was intentionally slowed in response to the deteriorating economic environment in the Bank’s marketplace. In the near term the Bank has no plans for expansion. Preservation of capital and pursuit of new capital are priorities. In the medium to longer term, once market conditions return to normal, the Bank intends to continue to expand its business through internal growth. If opportunities arise that are deemed beneficial to the company involving mergers and acquisitions, they will be considered. The Bank intends to grow internally by adding to the loan portfolio and bringing in new deposits. The Bank will place a priority on obtaining new core client deposits.

As of March 31, 2009, the Company had total assets of $601.1 million, net loans of $454.5 million, deposits of $459.7 million and shareholders’ equity of $36.7 million.

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

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. During 2008 and through the first quarter of 2009, the banking industry in general, and Florida banks in particular, experienced significant declines in the value of real estate collateral held to support funds provided to its borrowers. The Company’s financial results for 2009 and 2008 reflect the impact of higher provisions for loan losses and margin compression. The Company reported non-performing assets of $49.9 million at March 31, 2009 compared to $29.8 million at December 31, 2008. The Company is working aggressively to resolve issues related to borrowers who are experiencing, or who may in the future experience, loan performance issues. Initiatives include workouts, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they grow. The Company works with its borrowers to provide solutions that are in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly, and it is likely that they will continue through 2009.

The allowance for loan losses at March 31, 2009 was $6.3 million after taking charge-offs of $3.0 million in the quarter. The allowance for loan losses represented 1.37% of total loans. Management continues to monitor the adequacy of our loan loss provisions in conjunction with the current economic condition in South Florida. Real estate values in Florida have, in general, declined throughout 2008 and into the first quarter of 2009. It is recognized that this negatively impacts collateral values that support outstanding loans in the Bank’s portfolio. It is recognized that a risk exists that real estate value in our markets may continue to decline and thus additional reserves may be required as 2009 progresses.

The Bank maintained a well capitalized position during the quarter. At March 31, 2009, the Bank's Total, Tier 1 and Tier 1 Leverage ratios were 10.39%, 9.14% and 7.42%, with all ratios in excess of the Federal regulatory definition of a “Well Capitalized Bank”.

LIQUIDITY

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

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2009, the Bank had $58,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 6 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at March 31, 2009, consisted of $38.5 million in cash and cash equivalents and $29.2 million in available-for-sale investments, for a total of $67.7 million, compared to a total of $46.9 million at year-end 2008.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2009 TO MARCH 31, 2009

FINANCIAL CONDITION

Total assets increased by $11.1 million, or 2%, to $601.1 million at March 31, 2009 from $590.0 million at December 31, 2008. The increase was primarily due to increases in customer deposits that generated $21.9 of higher cash balances.

Cash on deposit at March 31, 2009 was $38.5 million compared to $16.6 million at December 31, 2008. Cash on deposit represents available liquidity waiting to be deployed into higher yielding assets or to pay down maturing liabilities.

Net loans receivable decreased by $11.5 million, or 3%, to $454.5 million at March 31, 2009, from $466.0 million at December 31, 2008. The decrease was primarily due to a general, planned reduction of the Bank’s loan portfolio during the first quarter of 2009.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $6.3 million at March 31, 2009 after taking charge-offs of $3.0 million in the first quarter, and when analyzed by management was deemed to be adequate to absorb estimated credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates of material factors including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

At December 31, 2008, the allowance for loan losses was $6.6 million. During the three months ended March 31, 2009, the Company recorded a provision for loan loss of $2.8 million. Net charge-offs amounted to $3.0 million. Collectively, these items resulted in a $6.3 million allowance for loan losses at March 31, 2009. The charge-offs were split evenly with approximately $1 million each to residential, vacant land and commercial loans.

The Bank’s impaired assets were $88.4 million at March 31, 2009, or 19.2% of total gross loans, compared to $89.9 million at December 31, 2008. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

The Company’s nonperforming assets are as follows:

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, OREO and other repossessed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

Delinquencies over 90 days and accruing
Commercial real estate	$3,118	$––
Non-accrual loans:
Commercial	1,515	1,055
Commercial real estate	38,428	23,879
Residential real estate	702	565
Consumer	51	429
OREO	5,715	3,511
Repossessions	353	353
Total nonperforming assets	$49,882	$29,792

Total nonperforming assets have increased during the three months ended March 31, 2009 from December 31, 2008 by $20.1 million. The total of $49.9 million at March 31, 2009, consists of thirty-three loans in various stages of resolution and nine foreclosed properties for which management believes such loans are adequately collateralized or otherwise appropriately reserved in its determination of the adequacy of the allowance for loan losses. The total of $29.8 million at December 31, 2008, consisted of thirty-five loans and seven foreclosed properties.

LIABILITIES

Liabilities increased $16.2 million, or 3%, to $564.4 million at March 31, 2009 from $548.2 million at December 31, 2008 primarily due to increase in customer deposits.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $459.7 million at March 31, 2009 from $443.5 million at December 31, 2008. The increase of 4% during the first three months of 2009 is due to focused business development.

The Bank continues to further develop its niche in the small and medium size businesses, condominium associations, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, Palm Beach County, and Martin County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly savings and DDA accounts which are important components of the deposit mix which the Bank has historically maintained satisfactory levels of these types of deposit because of its policy of relationship banking.

The following is a summary of the distribution of deposits:

Deposits	March 31, 2009	December 31, 2008
	(In thousands)

NOW accounts	$33,644	$32,855
Money market accounts	25,206	29,372
Savings accounts	79,042	37,836
Certificates of deposit under $100,000	123,277	145,903
Certificates of deposit $100,000 and more	149,621	154,406
Total interest-bearing deposits	410,790	400,372
Non-interest bearing deposits	48,924	43,116
Total deposits	$459,714	$443,488

Brokered deposits were $34.9 million and $30.6 million at March 31, 2009 and December 31, 2008, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at March 31, 2009 were $35.1 million compared to $35.9 million at December 31, 2008, a decrease of $800,000 or 2%. These repurchase agreements are secured by securities held by the Bank.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $58.0 million at March 31, 2009, compared to $58.0 million at December 31, 2008. See Financial Statement Footnote No. 6.

CAPITAL

The Company’s total shareholders’ equity was $36.7 million at March 31, 2009, a decrease of $5.1 million, or 12%, from $41.8 million at December 31, 2008. This decrease was substantially due to the net loss in the first quarter of 2009.

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

The Company and the Bank’s capital ratios at March 31, 2009 and December 31, 2008 are listed below:

Capital Ratios	March 31, 2009	December 31, 2008	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	8.87%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	7.62%	8.29%	>4%	>6%
Tier 1 leverage capital	6.19%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	10.39%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	9.14%	9.73%	>4%	>6%
Tier 1 leverage capital	7.42%	8.18%	>4%	>5%

Based upon these ratios, the Bank is considered to be well capitalized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The Company reported a net loss of $5.3 million for the three months ended March 31, 2009 compared to net income of $5,000 for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 is attributed substantially to managing asset quality issues which are more prevalent in 2009. Borrower repayment issues required the Company to take higher loan loss provisions, incur losses on foreclosed asset sales, increased loan resolution legal costs and higher levels of non-performing loans which resulted in margin compression, reversal of interest income and lower overall loan yields.

Basic and diluted net loss per share were $0.52 and $0.52, respectively, for the three months ended March 31, 2009. Basic and diluted loss per share were $0.00 and $0.00, respectively, for the three months ended March 31, 2008.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended March 31, 2009 was $2.7 million compared to $4.8 million for the three months ended March 31, 2008, a decrease of $2.1 million, or 44%. Interest earning assets declined modestly in the first quarter of 2009 compared to 2008 but the primary cause of the decline in net interest income was due to reduced yields on interest earning assets. Loan yields declined from 7.45% in the first quarter of 2008 to 5.62% in 2009 which represents a 183 basis point decline and accounted for $1.9 million of the reduced net interest income.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the three months ended March 31,
	2009			2008
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$89,477	$1,091	4.94%	$61,577	$941	6.13%
Cash on deposit	22,759	12	0.22	7,775	63	3.24
Loans:
Commercial loans (2)	24,250	262	4.39	31,900	602	7.57
Commercial mortgage loans (2)	288,141	4,094	5.76	301,276	5,632	7.50
Consumer loans (2)	2,213	32	5.92	4,879	90	7.36
Residential mortgage loans (2)	77,804	1,093	5.70	71,811	1,341	7.49
Home equity and other loans (2)	30,865	383	5.02	31,217	532	6.84
Total loans	423,273	5,864	5.62	441,083	8,197	7.45
Total interest earning assets	535,509	6,967	5.28	510,435	9,201	7.23
Non-interest earning assets	68,930			74,150
Total	$604,439			$584,585
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$33,610	153	1.84	$74,520	570	3.07
Money Market accounts	26,411	104	1.60	58,079	555	3.83
Savings accounts	61,523	458	3.02	25,193	228	3.63
Certificates of deposit	287,869	2,752	3.88	185,729	2,260	4.88
Total interest-bearing deposits	409,413	3,467	3.43	343,521	3,613	4.22
Federal funds purchased and securities sold under repurchase agreement	35,721	294	3.34	7,351	75	4.10
Federal Home Loan Bank advances	63,111	486	3.12	76,824	704	3.68
Notes payable	7,529	44	2.35	3,463	52	5.99
Total interest bearing liabilities	515,774	4,291	3.37	431,159	4,444	4.13
Non-interest bearing liabilities	47,447			56,027
Shareholders' equity	41,218			97,399
Total	$604,439			$584,585
Net Interest income and yield on net interest-earning assets		$2,676	2.03%		$4,757	3.74%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Excludes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from interest earning cash on deposit, investment securities and Federal Reserve Bank stock increased by $99,000, or 10%, to $1.1 million for the three months ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008, due primarily to an increase of $42.9 million, or 62%, in average volume of investments and cash on deposit but offset by a 183 basis point decrease in investment yield.

Interest and fees on loans decreased by $2.3 million or 28%, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in loan income resulted from a decrease in total average loan balances outstanding of $17.8 million from $441.1 million for the three months ended March 31, 2008 to $423.3 million at March 31, 2009. In addition lower interest yields of about 183 basis points when comparing the three months ended March 31, 2009 versus the three months ended March 31, 2008 which accounted for

$1.9 million of the reduction of interest and fees on loans. The yield on all interest-earning assets was 5.28% for the three months ended March 31, 2009, a 195 basis point decrease from 7.23% for the three months ended March 31, 2008.

Total interest expense decreased $153,000, or 3% to $4.2 million for the three months ended March 31, 2009 as compared to $4.4 million for the three months ended March 31, 2008. The decrease in interest expense was primarily the result of a decrease in average interest rates on interest bearing deposit account balances of 76 basis points from 4.13% in the first quarter of 2008 compared to 3.37% in the first quarter of 2009. This resulted in $980,000 of reduced interest expense. However this decrease was offset by an increase in average volume of interest bearing liabilities of $84.6 million, or 20%, to $515.8 million for the three months ended March 31, 2009 from $431.2 million for the same period in 2008 which resulted in increased interest expense of $791,000.

NON-INTEREST INCOME

Total non-interest income decreased by $179,000, or 31%, to $390,000 for the three months ended March 31, 2009 from $569,000 for the three months ended March 31, 2008. The decrease in fee income was the primarily result of a one-time fee earned in 2008 for $140,000 that did not recur in 2009.

 NON-INTEREST EXPENSE

Total non-interest expenses increased by $376,000, or 7%, to $5.6 million for the three months ended March 31, 2009 period from $5.2 million for the three months ended March 31, 2008.

The largest component of non-interest expense was salaries and employee benefits which declined from $2.5 million in the first quarter of 2008 to $2.2 million in the first quarter of 2009. As of March 31, 2009, the number of full-time equivalent employees was 116 compared to 117 as of March 31, 2008.

The second largest component of non-interest expenses was occupancy and equipment expense. Occupancy and equipment expense amounted to $1.3 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2008. This modest decrease reflects reduced depreciation and maintenance costs in the current quarter.

Other non-interest expenses were $2.1 million for the first quarter of 2009 compared to $1.5 million for the first quarter of 2008. The increase of $700,000 was primarily due to increased Federal Deposit Insurance premiums of $400,000 in the current quarter as well as due to losses incurred on sales of other real estate owned of $455,000 which were not incurred in 2008. Aside from these items, other expenses were $310,000 less in the first quarter of 2009 when compared to the first quarter of 2008. Amortization of intangible assets declined by $212,000 to zero as the intangible assets were fully impaired, data processing costs declined by $68,000 and property taxes decreased by $78,000 in the current quarter when compared to the first quarter of 2008.

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

Provision for loan loss was $2.8 million in the first quarter of 2009. The comparative provision for loan loss for the three months ended March 31, 2008 was a recovery of $48,000. The increased provision required in 2009 was due to higher levels of non-performing loans and declining value of real estate collateral on select loans in the portfolio.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

No income tax expense or recovery was booked in the first quarter of 2009 as no taxes were payable and the Company maintained a valuation allowance in an amount equal to its net deferred tax assets as of March 31, 2009. Income tax expense was $97,000 for the three months ended March 31, 2008.

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

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

There have been no material developments during the period covered by this report.

Item 1A.

Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's 2008 Annual Report on Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the first quarter of 2009 which have not previously been reported on a Current Report on Form 8-K.

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

SUN AMERICAN BANCORP

May 14, 2009	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ ROBERT NICHOLS
Robert Nichols
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002