Form 10-Q
period 2009-06-30
Sun American Bancorp
filed 2009-08-14
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

———————

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2009:

11,291,299 shares of Common Stock, par value $0.025 per share.

SUN AMERICAN BANCORP

INDEX

PAGE
PART I FINANCIAL INFOMRATION

Item 1.        Financial Statements (Unaudited)

1

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

1

Consolidated Statements of Operations for the Six Months Ended
June 30, 2009 and 2008

2

Consolidated Statements of Operations for the Three Months Ended
June 30, 2009 and 2008

3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2009 and 2008

4

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended
June 30, 2009 and 2008

5

Notes to Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

21

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

31

Item 4T.

Controls and Procedures

31

PART II OTHER INFOMRATION

Item 1.

Legal Proceedings

32

Item 1A.

Risk Factors

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.

Defaults Upon Senior Securities

32

Item 4.

Submission of Matters to a Vote of Securities Holders

32

Item 5.

Other Information

32

Item 6.

Exhibits

32

Signatures

33

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$35,098,832	$5,371,609
Federal funds sold	—	11,189,000
Total cash and cash equivalents	35,098,832	16,560,609
Securities available for sale	39,460,847	30,285,750
Securities held to maturity (fair value 2009 - $46,004,111, 2008 - $54,170,963)	45,538,709	52,752,317
Loans, net of allowance for loan losses of $14,827,197 in 2009 and $6,562,780 in 2008	439,050,850	466,017,871
Federal Reserve Bank stock	1,503,100	3,018,150
Federal Home Loan Bank stock	4,011,200	3,740,600
Accrued interest receivable	2,243,315	2,656,414
Premises and equipment, net	9,357,810	9,991,118
Other assets	6,149,726	4,963,019
TOTAL ASSETS	$582,414,389	$589,985,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$46,985,709	$43,116,630
Interest bearing	412,207,335	400,371,612
Total deposits	459,193,044	443,488,242
Securities sold under agreements to repurchase	32,915,805	35,916,707
Federal Home Loan Bank advances	58,000,000	58,000,000
Notes payable	7,678,871	7,528,871
Accrued expenses and other liabilities	3,692,828	3,268,828
Total liabilities	561,480,548	548,202,647

Shareholders’ equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; Series A – None issued and outstanding at June 30, 2009 and 93,750 issued and outstanding at December 31, 2008	—	375,000
Common stock, $.025 par value; 20,000,000 shares authorized; 11,291,299 shares issued and outstanding at June 30, 2009, 10,934,944 shares issued and 10,230,466 shares outstanding at December 31, 2008	282,283	273,374
Additional paid-in capital	104,249,657	106,864,390
Accumulated deficit	(82,908,474)	(61,517,170)
Treasury stock, at cost; no shares at June 30, 2009, 704,478 shares at December 31, 2008	—	(3,574,046)
Accumulated other comprehensive loss	(697,601)	(652,198)
Equity attributable to shareholders of Sun American Bancorp	20,925,866	41,769,350
Equity attributable to noncontrolling interests	7,975	13,851
Total shareholders’ equity	20,933,841	41,783,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$582,414,389	$589,985,848

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$11,575,362	$16,062,084
Securities	2,213,961	2,061,849
Cash on Deposit	28,019	98,741
	13,817,342	18,222,674
Interest expense:
Deposits	6,521,966	6,810,371
Federal Home Loan Bank advances	967,394	1,159,090
Other	672,359	466,275
	8,161,719	8,435,736

Net interest income before provision for loan losses	5,655,623	9,786,938
Provision for loan losses	16,603,200	3,999,204

Net interest (loss) income after provision for loan losses	(10,947,577)	5,787,734

Non-interest income:
Service charges on deposit accounts	707,278	834,655
Other income	28,410	161,142
Net losses on sales of securities	(4,245)	—
	731,443	995,797

Non-interest expenses:
Salaries and employee benefits	4,433,701	4,889,743
Occupancy and equipment	2,559,879	2,710,833
Data and item processing	328,545	486,218
Professional fees	704,411	494,271
FDIC and other insurance	1,366,520	304,240
Loan administration	763,111	98,140
Amortization of intangible assets	—	412,220
Other	1,024,017	1,153,422
	11,180,184	10,549,087

Loss before income taxes	(21,396,318)	(3,765,556)
Income tax benefit	—	(1,304,934)
Consolidated net loss	(21,396,318)	(2,460,622)

Less: net loss attributable to noncontrolling interests	(5,016)	(444)

Net loss attributable to shareholders of Sun American Bancorp	$(21,391,302)	$(2,460,178)

Basic and diluted net loss per share	$(2.01)	$(0.24)
Weighted average shares outstanding, basic and diluted	10,635,438	10,369,412

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Interest and dividend income:
Loans, including fees	$5,711,334	$7,865,177
Securities	1,123,413	1,120,668
Cash on deposit	15,711	35,935
	6,850,458	9,021,780
Interest expense:
Deposits	3,054,497	3,197,377
Federal Home Loan Bank advances	481,735	454,886
Other	334,566	339,352
	3,870,798	3,991,615

Net interest income before provision for loan losses	2,979,660	5,030,165
Provision for loan losses	13,841,800	4,047,604

Net interest (loss) income after provision for loan losses	(10,862,140)	982,561

Non-interest income:
Service charges on deposit accounts	326,694	418,544
Other income	14,353	8,127
	341,047	426,671

Non-interest expenses:
Salaries and employee benefits	2,186,199	2,430,984
Occupancy and equipment	1,257,766	1,350,078
Data and item processing	155,694	258,330
Professional fees	373,343	254,587
FDIC and other insurance	812,004	146,790
Loan administration	446,031	50,217
Amortization of intangible assets	—	193,906
Other	301,496	592,105
	5,532,533	5,276,997

Loss before income taxes	(16,053,626)	(3,867,765)
Income tax benefit	—	(1,401,681)
Consolidated net loss	(16,053,626)	(2,466,084)

Less: net loss attributable to noncontrolling interests	(3,810)	(541)

Net loss attributable to shareholders of Sun American Bancorp	$(16,049,816)	$(2,465,543)

Basic and diluted net loss per share	$(1.45)	$(0.24)
Weighted average shares outstanding, basic and diluted	11,035,960	10,276,390

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(1,478,459)	$2,940,979

Cash flows from investing activities:
Maturities and pay-downs of available for sale securities	3,038,915	889
Maturities and pay-downs of held to maturity securities	20,883,188	23,755,559
Purchases of available for sale securities	(12,527,595)	—
Purchases of held to maturity securities	(13,580,210)	(44,692,360)
Net sales of Federal Reserve Bank and Federal Home Loan Bank stocks	1,244,450	1,996,100
Decrease (increase) in net loans	5,358,116	(49,840,558)
Proceeds from sales of OREO	2,763,813	—
Purchase of premises and equipment	(17,044)	(113,557)
Net cash (used in) provided by investing activities	7,163,633	(68,893,927)

Cash flows from financing activities:
Net (decrease) increase in securities sold under repurchase agreements	(3,000,902)	22,645,357
Net decrease in Federal Home Loan Bank advances	—	(38,000,000)
Net increase in deposits	15,704,801	85,421,432
Increase in notes payable	150,000	4,825,716
Redemption of noncontrolling interest	(850)	—
Purchases of treasury shares	—	(1,575,214)
Repurchase of warrants costs	—	(5,813)
Net cash provided by financing activities	12,853,049	73,311,478

Net change in cash and cash equivalents	18,538,223	7,358,530

Cash and cash equivalents at beginning of period	16,560,609	8,109,917

Cash and cash equivalents at end of period	$35,098,832	$15,468,447

Supplemental cash flow information:
Interest paid	$8,731,750	$8,278,386
Transfer of loans to real estate owned	$5,005,705	$414,530

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Equity attributable to shareholders of Sun American Bancorp
Balance at January 1, 2008	$—	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Buyback of warrants costs	—	—	(5,813)		—	—	(5,813)
Purchase of 397,614 shares of treasury stock	—	—	—		(1,575,214)	—	(1,575,214)
Recognition of stock-based compensation expense	—	—	585,182		—	—	585,182
Net loss, other comprehensive loss and total comprehensive loss	—	—	—	(2,460,178)	—	(239,110)	(2,699,288)
Balance at June 30, 2008	$—	$273,374	$106,308,326	$(8,485,932)	$(3,565,855)	$(433,857)	$94,096,056

Balance at January 1, 2009	$375,000	$273,374	$106,864,390	$(61,517,170)	$(3,574,046)	$(652,198)	$41,769,350
Cancellation of 704,478 shares of treasury stock		(17,611)	(3,556,435)		3,574,046		—
Conversion of 93,750 shares of preferred stock to 1,060,832 shares of common stock	(375,000)	26,520	348,480				—
Recognition of stock-based compensation expense	—	—	593,222			—	593,222
Net loss, other comprehensive loss and total comprehensive loss	—	—	—	(21,391,302)		(45,403)	(21,436,706)
Balance at June 30, 2009	$—	$282,283	$104,249,657	$(82,908,474)	$—	$(697,601)	$20,925,866

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

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis (see Asset Quality and Nonperforming Assets). During the second quarter of 2009, the Company had a federal regulatory examination that required a change to our methodology in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the FASB Statement No. 5, Accounting for Contingencies, loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology. This change in accounting estimate was applied prospectively in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections.

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

Investment Securities: The Company records its securities available for sale in its balance sheet at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s balance sheet was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments in debt securities for which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated using the constant yield method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the statement of operations. Unrealized losses on debt securities are considered temporary when management does not intend to sell, has assessed the likelihood that it will be required to sell before recovery of its amortized cost basis as not more likely than not, and does expect to recover the entire amortized cost basis based on a comparison of the present value of cash flows expected to be collected with the amortized cost basis.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 1 - CRITICAL ACCOUNTING POLICIES (Continued)

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

At June 30, 2009, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 8,600 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 6,304 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1.5 million shares allocated to incentive stock options. At June 30, 2009, 112,940 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date June 30, 2009		Full Year December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,673,620	$5.95	1,482,869	$10.48
Granted	—	—	1,415,500	$1.78
Forfeited or expired	40,000	$6.14	(224,749)	$9.51
Outstanding at end of period	2,633,620	$5.95	2,673,620	$5.95
Options exercisable at end of period	1,226,348	$7.50	798,492	$9.14

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 1 - CRITICAL ACCOUNTING POLICIES (Continued)

The aggregate intrinsic value for stock options outstanding and options exercisable at June 30, 2009 was zero and zero, respectively. The weighted average remaining contractual term of stock options outstanding and options exercisable at June 30, 2009, was 7.62 years and 6.9 years, respectively.

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

Black-Scholes assumptions	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Risk-free interest rate	3.53%	2.96%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	20%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	—	$1.21

Stock option compensation expense was $593,000 for the six months ended June 30, 2009 compared to $572,000 for the same period in 2008. The deferred tax benefit on the portion of expense related to nonqualified stock options was zero and $113,000, for the six months ended in 2009 and 2008, respectively.

As of June 30, 2009, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

The following table presents information on restricted stock outstanding for June 30, 2009:

	Year to date June 30, 2009		Year to date June 30, 2008
	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant

Outstanding at beginning of year	40,000	$13.10	52,000	$13.10
Vested	(12,000)	13.10	(12,000)	13.10
Outstanding at end of period	28,000	$13.10	40,000	$13.10

As of June 30, 2009, there was $312,000 of total unrecognized compensation cost related to non-vested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 2.1 years.

NOTE 2 - BASIS OF PRESENTATION AND DISCLOSURE

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2009 and 2008, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. In preparing the financial statements, management evaluated subsequent events through the date that these financial statements were issued.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2 - BASIS OF PRESENTATION AND DISCLOSURE (Continued)

In the three monthes ended June 30, 2009, the Company recorded a provision for loan losses of $13.8 million resulting, in part, from a change to the methodology applied in estimating the allowance for loan losses. The methodology was changed to reduce the length of the historical period used to determine historic loss rates from the most recent three year period to the most recent eighteen month period. The impact of this change in methodology was to increase the allowance for loan losses by approximately $6.2 million in the three months ended June 30, 2009 from the amount that would have been reported under the previous methodology. This change in accounting estimate was applied prospectively. The remaining $7.6 million of the provision for loan losses was due to specific reserves required on collateral deficient loans as a result of events arising in the three months ended June 30, 2009. As of June 30, 2009, the Company is not considered to be adequately capitalized. Management is actively seeking additional capital for the Company. The deteriorating economy continues to negatively impact the credit quality of the Company’s loans and may impact the Company’s ability to raise capital. In the event the Company fails to secure additional capital sources and loan quality continues to decline, the Company’s capital needs will persist. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to collect its loans and secure capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

The FSPs are effective for interim and annual periods ending after June 15, 2009 and did not have a material effect on the financial statements of the Company.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at June 30, 2009 and at year-end:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$35,098,832	$35,098,832	$5,371,609	$5,371,609
Federal Funds Sold	—	—	11,189,000	11,189,000
Securities available for sale	39,460,847	39,460,847	30,285,750	30,285,750
Securities held to maturity	45,538,709	46,004,111	52,752,317	54,170,963
Loans, net	439,050,850	439,439,507	466,017,871	468,816,235
Federal Reserve Bank stock	1,503,100	1,503,100	3,180,150	3,180,150
Federal Home Loan Bank stock	4,011,200	4,011,200	3,740,600	3,740,600
Accrued interest receivable	2,243,315	2,243,315	2,656,414	2,656,414

Financial liabilities
Deposits	$459,193,044	$460,659,652	$443,488,242	$447,101,501
Repurchase agreements	32,915,805	32,915,805	35,916,707	39,534,620
Federal Home Loan Bank advances	58,000,000	59,332,688	58,000,000	60,192,247
Other Borrowed Money	7,678,871	7,678,871	7,528,871	7,528,871
Accrued interest payable	979,239	979,239	1,552,478	1,552,478

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities (recurring)	$39,460,847	$—	$39,460,847	$—

Impaired loans (non-recurring)	$126,546,409	$—	$78,532,504	$48,013,905

The valuation techniques used to measure fair value for the items in the table above are as follows:

Available for sale securities: The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities which are considered to be a level 2 input.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 4 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment. These adjustments to fair value usually result from application of the lower of cost or fair value accounting or write-downs of individual assets due to impairment. Fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan which is considered to be a level 2 input. For impaired loans where management has adjusted the results of the appraisals based upon management’s assessment that the appraisal results are not representative of the actual value of the underlying property, the valuation is considered to be a level 3 input.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $126.5 million, with a valuation allowance of $4.4 million.

NOTE 5 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 are listed below.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2009
U.S. Government federal agency	$7,697,906	$—	$(147,425)
Mortgage-backed and other	31,447,437	265,057	(179,067)
Corporate	315,504	—	(91,521)
	$39,460,847	$265,057	$(418,013)
December 31, 2008
U.S. Government federal agency	$7,845,094	$—	$—
Mortgage-backed and other	22,117,124	337	—
Corporate	323,532	—	(82,114)
	$30,285,750	$337	$(82,114)

The carrying amount, unrealized gains and losses, and fair value of securities held to maturity as at June 30, 2009 and December 31, 2008 are listed below.

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Government federal agency	$18,460,666	$564,679	$—	$19,025,345
Mortgage-backed and other	27,078,043	535,607	(634,884)	26,978,766
	$45,538,709	$1,100,286	$(634,884)	$46,004,111
December 31, 2008
U.S. Government federal agency	$34,316,300	$1,033,860	$—	$35,350,160
Mortgage-backed and other	18,436,017	612,528	(227,742)	18,820,803
	$52,752,317	$1,646,388	$(227,742)	$54,170,963

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 5 – SECURITIES (Continued)

Sales of securities for the six months and three months ended June 30, 2009 were as follows:

	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009

Proceeds from sales of available for sale securities	$—	$—
Gross gains	—	—
Gross losses (1)	(4,245)	—
Proceeds from sales of held to maturity securities	—	—
Gross losses	—	—

———————

1)

Adjusted losses of securities sold on December 30, 2008, but the transactions were settled in January 2009.

The fair value of debt securities and carrying amount, if different, at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$3,970,212	$4,054,535	$—
Due from one to five years	3,993,539	4,278,760	—
Due from five to ten years	2,000,000	2,155,620	7,697,906
Due after ten years	8,496,915	8,536,430	—
Corporate	—	—	315,504
Mortgage-backed and other	27,078,043	26,978,766	31,447,437
	$45,538,709	$46,004,111	$39,460,847

Securities with unrealized losses at June 30, 2009, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt. federal agency	$7,697,906	$147,425	$—	$—	$7,697,906	$147,425
Corporate (1)	—	—	315,504	91,521	315,504	91,521
Mortgage-backed (2)	21,943,287	813,951	—	—	21,943,287	813,951
	$29,641,193	$961,376	$315,504	$91,521	$29,956,697	$1,052,897

Securities with unrealized losses at December 31, 2008, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$—	$—	$323,532	$82,114	$323,532	$82,114
Mortgage-backed	2,662,719	227,742	—	—	2,662,719	227,742
	$2,662,719	$227,742	$323,532	$82,114	$2,986,251	$309,856

———————

(1)

During 2008, the Company analyzed this corporate bond holding and determined that an other than temporary decline in value had occurred. Accordingly, a write down of the carrying value of the security of $180,000 was recorded. The remaining $82,114 of unrealized loss was assessed to be temporary in nature and accordingly no write down of this amount was undertaken.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 5 – SECURITIES (Continued)

(2)

Other than stated above, the Company does not believe any individual unrealized loss represents an other than temporary impairment. The Company does not intend to sell these securities, has assessed the likelihood that it will be required to sell these securities before recovery of its amortized cost basis as not more likely than not, and does expect to recover the entire amortized cost basis of these securities based on comparison of the present value of cash flows expected to be collected from securities with the amortized cost basis of the securities. Therefore, the Company has not recognized any other than temporary impairments, other than the $180,000 write down in 2008 discussed above.

Note 6 - Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

	Six Months Ended June 30,
	2009	2008

Balance, beginning of year	$6,562,780	$6,503,508
Total charge-offs	(8,347,630)	(1,627,775)
Recoveries	8,847	161,328
Provision for loan losses	16,603,200	3,999,204
Allowance balance at end of period	$14,827,197	$9,036,265

Gross loans	$453,878,047	$494,425,042

	Three Months Ended June 30,
	2009	2008

Balance, beginning of period	$6,297,988	$5,150,559
Total charge-offs	(5,314,143)	(318,645)
Recoveries	1,552	156,747
Provision for loan losses	13,841,800	4,047,604
Allowance balance at end of period	$14,827,197	$9,036,265

Impaired loans were as follows:

	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$48,013,905	$81,978,662
Loans with allocated allowance for loan losses	78,532,504	7,968,106
Impaired loans at end of period	$126,546,409	$89,946,768
Amount of the allowance for loan losses allocated	$4,408,606	$1,990,148

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 6 - Analysis of Allowance for Loan Losses (Continued)

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Over 90 days past due and still accruing	$8,014,690	$—
Nonaccrual loans	49,319,700	25,927,936
Other real estate owned and repossessions	5,371,591	3,864,005
Total nonperforming assets	$62,705,981	$29,791,941

Nonperforming assets at June 30, 2009 were 10.77% of total assets, an increase from the corresponding December 31, 2008 ratio of 5.05%. Nonperforming assets at June 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 7 - Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2009 and December 31, 2008 were as follows:

June 30, 2009	December 31, 2008	Maturity Date	Interest Rate
$10,000,000	$10,000,000	September, 2009	3.27
16,000,000	16,000,000	January, 2010	3.20
5,000,000	5,000,000	January, 2010	3.18
10,000,000	10,000,000	March, 2010	3.69
5,000,000	5,000,000	March, 2010	2.46
5,000,000	5,000,000	April, 2010	3.27
7,000,000	7,000,000	June, 2011	3.91
$58,000,000	$58,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Note 8 – Notes Payable

The following is a summary of notes payable as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
Note Payable (the “Note”) to the FDIC as receiver for Silverton Bank, borrowed under a line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%, secured by 99.97% of outstanding Sun American Bank stock.	$7,528,871	2.25%	$7,528,871	2.25%

Note Payable to Martin and Edith Stein
due March 2010, plus interest payable semi annually at 11%	$150,000	11.00%	—	—

Total notes payable	$7,678,871		$7,528,871
Weighted interest rate		2.42%		2.25%

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 8 – Notes Payable (Continued)

On June 15, 2009, the Company received written notice (the “Notice of Default”) from the Federal Deposit Insurance Corporation (“FDIC”) which serves as a receiver for Silverton Bank, N. A.(“Silverton”), that the Company was out of compliance with a financial covenant contained in the Modified Loan Agreement with Silverton. The covenant provided that the non-performing assets of the Bank will not exceed 10% of its total loans plus OREO (the “NPA Covenant”). On or about May 21, 2009, the Company became aware that it was out of compliance with the NPA Covenant, and on that date the Company reported to the FDIC that its non-performing assets constituted 11.26% of its total loans plus OREO as of April 30, 2009. The terms of the Note provide that the failure of the Company to meet any or all financial covenants and/or conditions as listed in the Modified Loan Agreement or as otherwise set forth by Silverton constitutes an event of default under the Note. The Notice of Default provided that due to the Company’s non-compliance with the NPA Covenant, the Company would not be permitted to make additional borrowings under the credit facility at this time. The principal amount outstanding under the Note, excluding interest, is currently $7,528,871.

Section 16 of the Note provides if a default occurs under the Note or any of the loan documents, the FDIC may at any time thereafter, take the following actions:

•

Accelerate the maturity of the note and, at the FDIC’s option, any or all other obligations between the Company and Silverton; at which time the note and the accelerated obligations would be immediately due and payable; and

•

Exercise any rights and remedies as provided under the loan documents, or as provided by law or equity.

If the Company is unable to regain compliance with the NPA Covenant, the FDIC, as the receiver for Silverton, may declare our financial obligations under the loan documents including principal plus interest at the Default Rate, late charges, attorney’s fees and collections costs, if any, to be immediately due and payable. The Company has requested a waiver in connection with the NPA Covenant, however, if the Company is unable to obtain a waiver and if the FDIC were to accelerate the Company’s obligations under the Note following any applicable cure periods, the Company’s financial condition and operating results could be adversely affected.

Note 9 - Capital Adequacy

The Company’s and the Bank’s capital ratios at June 30, 2009 and December 31, 2008 are listed below.

Capital Ratios	June 30, 2009	December 31, 2008	Adequately Capitalized	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	5.90%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	4.62%	8.29%	>4%	>6%
Tier 1 leverage capital	3.63%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	7.52%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	6.24%	9.73%	>4%	>6%
Tier 1 leverage capital	4.90%	8.18%	>4%	>5%

Based upon these ratios, the Bank was considered to be under capitalized at June 30, 2009.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 10 - Basic and Diluted Net Loss per Share

The following tables summarize the computation of basic and diluted net loss per share attributable to shareholders of the Company.

Basic and Diluted	Six Months Ended June 30,
	2009	2008

Net loss	$(21,391,302)	$(2,460,178)

Weighted average shares outstanding, basic and diluted	10,635,438	10,369,412
Basic and diluted net loss per share	$(2.01)	$(0.24)

Stock options and stock warrants to purchase 2,633,620 and 2,378,952 shares of common stock, respectively, were not considered in computing diluted net loss per share for the six months ended June 30, 2009, and stock options and stock warrants to purchase 1,844,149 and 4,363,225 shares of common stock, respectively, were not considered in computing diluted net loss per share for the six months ended June 30, 2008, because they were antidilutive.

Basic and Diluted	Three Months Ended June 30,
	2009	2008

Net loss	$(16,049,816)	$(2,465,543)

Weighted average shares outstanding, basic and diluted	11,035,960	10,276,390
Basic and diluted net loss per share	$(1.45)	$(0.24)

Stock options and stock warrants to purchase 2,633,620 and 2,378,952 shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended June 30, 2009, and stock options and stock warrants to purchase 1,844,149 and 4,363,225 shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended June 30, 2008, because they were antidilutive.

Note 11 - Warrants

As of June 30, 2009, the Company had outstanding warrants to purchase 2,378,952 shares of common stock, including Class A, E, F, G and H warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of June 30, 2009 and December 31, 2008, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	June 30, 2009	December 31, 2008
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	—	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Class H Warrants	1.6	93,750	93,750
Other Warrants	0.4	712,898	1,399,506
Warrants Outstanding		8,833,487	14,169,169

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 – Warrants (Continued)

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

Class D Warrants

The Company’s Class D Warrants previously traded on the Nasdaq Global Market under the symbol “SAMBW”. Each Class D warrant entitled the holder to purchase 0.4 of a share of the Company’s common stock at an exercise price of $4.00 per warrant, or $10.00 per share. The exercise price was subject to adjustment upon the occurrence of certain events as provided in the Class D warrant certificate. The Company’s Class D warrants expired on May 13, 2009.

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

Class H Warrants

Each warrant entitles the holder to purchase 1.6 shares of common stock at an exercise price of $2.50 per warrant or $1.56 per share, subject to adjustment for stock splits, reverse stock splits and other events of recapitalization. The Class H warrants will expire no later than September 2010.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 11 – Warrants (Continued)

Other Warrants

An aggregate of 712,898 warrants have been issued to various underwriters for compensation for certain private and public offerings of the Company’s common stock. The exercise prices per share range from $3.38 to $14.85 and have expiration dates between 2009 and 2010.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of the consolidated operating results of the Company and the Bank for the six months and three months ended June 30, 2009 and 2008, respectively, and the financial condition of the Company at June 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional oral or written forward-looking statements may be made by Sun American Bancorp (the “Company”), from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risks that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company faces risk and uncertainty relating to regulatory requirements and restrictions, including restrictions on the payment of dividends, the growth of the Bank’s assets, and the Bank’s expansion through acquisitions, resulting from our current under capitalized status, or any further adverse change in our capital classification or other actions by governmental bodies, or regulatory agencies;  (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a continuing decline in general economic conditions, and the economic recession could adversely affect our business; (xii) lack of dividends, dilution and anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws; and (xiii) the Company’s ability to resolve its noncompliance with a specific loan covenant under its Modification to Loan and Stock Pledge Agreement with the FDIC as receiver for Silverton Bank N.A. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade, Palm Beach and Martin counties where the Company currently operates thirteen full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company had pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial and consumer loan products and by competitively pricing deposit products.

In 2008 and for the first half of 2009, growth was intentionally slowed in response to the deteriorating economic environment in the Bank’s marketplace. In the near term the Bank has no plans for expansion. Preservation of capital and pursuit of new capital are priorities. In the medium to longer term, once market conditions return to normal, the Bank intends to continue to expand its business through internal growth. The Bank will place a priority on obtaining new core client deposits.

As of June 30, 2009, the Company had total assets of $582.4 million, net loans of $439.1 million, deposits of $459.2 million and shareholders’ equity of $20.9 million.

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

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. During 2008 and through the second quarter of 2009, the banking industry in general, and Florida banks in particular, experienced significant declines in the value of real estate collateral held to support funds provided to its borrowers. The Company’s financial results for 2009 and 2008 reflect the impact of higher provisions for loan losses and margin compression. The Company reported non-performing assets of $67.7 million at June 30, 2009 compared to $29.8 million at December 31, 2008. The Company is working aggressively to resolve issues related to borrowers who are experiencing, or who may in the future experience, loan performance issues. Initiatives include workouts, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they grow. The Company works with its borrowers to provide solutions that are in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly, and it is likely that they will continue through all of 2009 and beyond.

The allowance for loan losses at June 30, 2009 was $14.8 compared to $6.6 million at December 31, 2008. The allowance for loan losses represented 3.27% of total loans at June 30, 2009 compared to 1.39% at December 31, 2008. The reason for the significant increase in allowance for loan losses in the first six months of 2009 was due to a federal regulatory examination in the second quarter of 2009 where the regulators required the Bank to change to our methodology used in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

Management continues to monitor the adequacy of our loan loss provisions in conjunction with the current economic condition in South Florida. Real estate values in Florida have, in general, declined throughout 2008 and into the first half of 2009. It is recognized that this negatively impacts collateral values that support outstanding loans in the Bank’s portfolio. It is recognized that a risk exists that real estate value in our markets may continue to decline and thus additional reserves may be required as 2009 progresses.

Due to higher loan loss provisions required in the second quarter of 2009, the Bank’s risk based capital ratios declined. The total risk based capital ratio was 7.52% at June 30, 2009 which was under capitalized according to the Federal regulatory definition. The Bank's Tier 1 risk based capital ratio was 6.24% which was “well capitalized” according to the Federal regulatory definition. The Bank's Tier 1 Leverage risk based capital ratio was 4.90% which was “adequately capitalized” according to the Federal regulatory definition.

LIQUIDITY

Regulatory agencies require that the Bank maintain sufficient liquidity to operate in a sound and safe manner. The principal sources of liquidity and funding are generated by the operations of the Bank through its diverse deposit base, loan participations and other asset/liability measures. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level and maturity of deposits necessary to support the lending and investment activities is determined through monitoring loan demand and through the Bank’s management process. Considerations in managing the liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity conducive to efficient operations and are continuously evaluated as part of the asset/liability management process. Historically, the Bank has increased its level of deposits to allow for its planned asset growth. The level of deposits is influenced by general interest rates, economic conditions and competition, among other things. South Florida continues to develop and faces intense competition from other financial service providers. Management has found that adjusting pricing, or introducing new products, produces increased deposit growth. Adjusting the rate paid on money market and NOW accounts can quickly adjust the level of deposits.

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At June 30, 2009, the Bank had $58,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its eligible real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 6 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at June 30, 2009, consisted of $35.1 million in cash and cash equivalents and $39.5 million in available-for-sale investments, for a total of $74.6 million, compared to a total of $46.9 million at year-end 2008.

On June 15, 2009, the Company received a Notice of Default from the FDIC which serves as a receiver for Silverton, that the Company was out of compliance with a financial covenant contained in the Modified Loan Agreement with Silverton. The NPA covenant provided that the non-performing assets of the Bank will not exceed 10% of its total loans plus OREO. On or about May 21, 2009, the Company became aware that it was out of compliance with the NPA Covenant, and on that date the Company reported to the FDIC that its non-performing assets constituted 11.26% of its total loans plus OREO as of April 30, 2009. The terms of the Note provide that the failure of the Company to meet any or all financial covenants and/or conditions as listed in the Modified Loan Agreement or as otherwise set forth by Silverton constitutes an event of default under the Note. The Notice of Default provided that due to the Company’s non-compliance with the NPA Covenant, the Company would not be permitted to make additional borrowings under the credit facility at this time. The principal amount outstanding under the Note, excluding interest, is currently $7,528,871.

Section 16 of the Note provides if a default occurs under the Note or any of the Loan Documents, the FDIC may at any time thereafter, take the following actions:

•

Accelerate the maturity of the note and, at the FDIC’s option, any or all other obligations between the Company and Silverton; at which time the note and the accelerated obligations would be immediately due and payable; and

•

Exercise any rights and remedies as provided under the loan documents, or as provided by law or equity.

If the Company is unable to regain compliance with the NPA Covenant, the FDIC, as the receiver for Silverton, may declare our financial obligations under the loan documents including principal plus interest at the Default Rate, late charges, attorney’s fees and collections costs, if any, to be immediately due and payable. The Company has requested a waiver in connection with the NPA Covenant, however, if the Company is unable to obtain a waiver and if the FDIC were to accelerate the Company’s obligations under the Note following any applicable cure periods, the Company’s financial condition and operating results could be adversely affected.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2009 TO JUNE 30, 2009

FINANCIAL CONDITION

Total assets decreased by $7.6 million, or 1.3%, to $582.4 million at June 30, 2009 from $590.0 million at December 31, 2008. The decrease was primarily due to a reduction of net loans of $27.0 million in the first six months of 2009 and was offset by increased cash balances of $18.5 million that resulted from higher levels of customer deposits.

Cash on deposit at March 31, 2009 was $35.1 million compared to $16.6 million at December 31, 2008. Cash on deposit represents available liquidity waiting to be deployed into higher yielding assets or to pay down maturing liabilities.

Net loans receivable decreased by $27.0 million, or 6%, to $439.1 million at June 30, 2009, from $466.0 million at December 31, 2008. The decrease was primarily due to a general, planned reduction of the Bank’s loan portfolio during the first half of 2009.

Client deposit balances increase by $15.7 million in the first half of 2009 and non certificate of deposit core deposits increased by $87.9 million or 61%.

The Company’s total capital declined by $20.8 million or 50% in the first half of 2009 from $41.8 million to $20.9 million, primarily due to loan loss provisions recorded in the first six months of 2009 totaling $16.6 million.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $14.8 million at June 30, 2009 after taking charge-offs of $8.4 million in the first half of 2009, and when analyzed by management was deemed to be adequate to absorb estimated credit losses.

Results for the second quarter of 2009 included a provision for loan losses of $13.8 million which resulted from a recent federal regulatory examination that required a change to our methodology in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

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

Non-Specific Allowance: The methodology used in establishing non-specific allowances is based on a broad risk analysis of the portfolio. All significant portfolio segments, including concentrations, are analyzed. The amount of the non-specific allowance is based upon a statistical analysis that derives appropriate formulas, which are adjusted by management’s subjective assessment of current and future conditions. The determination includes an analysis of loss and recovery experience in the various portfolio segments over the last eighteen months. Results of the historical loss analysis are adjusted to reflect current and anticipated conditions.

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

At December 31, 2008, the allowance for loan losses was $6.6 million. During the six months ended June 30, 2009, the Company recorded a provision for loan loss of $16.6 million. Net charge-offs amounted to $8.4 million. Collectively, these items resulted in a $14.8 million allowance for loan losses at June 30, 2009. Results for the first half of 2009 included a change to our methodology in determining our accounting estimate for allowance for loan losses which resulted from a recent federal regulatory examination. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the , loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

The Bank’s impaired assets were $127.0 million at June 30, 2009, or 28% of total gross loans, compared to $89.9 million at December 31, 2008, or 19% of total gross loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, OREO and other repossessed assets. The following table sets forth information with respect to nonperforming assets identified by the Bank at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)

Delinquencies over 90 days and accruing
Commercial	$486	$––
Commercial real estate	7,529	––
Non-accrual loans:
Commercial	1,500	1,055
Commercial real estate	40,197	23,879
Residential real estate	7,265	565
Consumer	357	429
OREO	5,019	3,511
Repossessions	353	353
Total nonperforming assets	$62,706	$29,792

Total nonperforming assets have increased during the six months ended June 30, 2009 from December 31, 2008 by $32.9 million. The total of $62.7 million at June 30, 2009, consisted of forty-four loans in various stages of resolution and eight foreclosed properties plus one boat for which management believes such loans are adequately collateralized or otherwise appropriately reserved in its determination of the adequacy of the allowance for loan losses. The total of $29.8 million at December 31, 2008, consisted of thirty-five loans and seven foreclosed properties.

LIABILITIES

Liabilities increased $13.3 million, or 2%, to $561.5 million at June 30, 2009 from $548.3 million at December 31, 2008 primarily due to increase in customer deposits.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $459.2 million at March 31, 2009 from $443.5 million at December 31, 2008. The increase of 4% during the first six months of 2009 is due to focused business development.

The Bank continues to further develop its niche in small and medium size businesses, condominium associations, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade, Broward, Palm Beach, and Martin Counties. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly savings, NOW and DDA accounts which are important components of the deposit mix which the Bank has historically maintained satisfactory levels of these types of deposit because of its policy of relationship banking.

The following is a summary of the distribution of deposits:

Deposits	June 30, 2009	December 31, 2008
	(In thousands)

NOW accounts	$52,726	$32,855
Money market accounts	28,827	29,372
Savings accounts	102,511	37,836
Certificates of deposit under $100,000	98,630	145,903
Certificates of deposit $100,000 and more	129,513	154,406
Total interest-bearing deposits	412,207	400,372
Non-interest bearing deposits	46,986	43,116
Total deposits	$459,193	$443,488

Brokered deposits were $39.3 million and $30.6 million at June 30, 2009 and December 31, 2008, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at June 30, 2009 were $32.9 million compared to $35.9 million at December 31, 2008, a decrease of $3.0 million or 8%. These repurchase agreements are secured by securities owned by the Bank.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $58.0 million at June 30, 2009 and at December 31, 2008. See Financial Statement Footnote No. 6.

CAPITAL

The Company’s total shareholders’ equity was $20.9 million at June 30, 2009, a decrease of $20.8 million, or 50%, from $41.8 million at December 31, 2008. This decrease was substantially due to loan loss provisions in the first six months of 2009 totaling $16.6 million which contributed to a net loss in the first half of 2009 of $21.4 million.

The Company and the Bank are subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that includes quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentration of credit risk and other factors. The Company’s current capital classification as under capitalized or any further adverse change in our capital classification may result in additional restrictions and adverse actions by regulatory banking agencies.

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

The Company and the Bank’s capital ratios at June 30, 2009 and December 31, 2008 are listed below:

Capital Ratios	June 30, 2009	December 31, 2008	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	5.90%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	4.63%	8.29%	>4%	>6%
Tier 1 leverage capital	3.63%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	7.52%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	6.24%	9.73%	>4%	>6%
Tier 1 leverage capital	4.90%	8.18%	>4%	>5%

Due to higher loan loss provisions required in the second quarter of 2009, the Bank’s risk based capital ratios declined. The total risk based capital ratio was 7.52% at June 30, 2009 which was under capitalized according to the federal regulatory definition. The Bank's Tier 1 risk based capital ratio was 6.24% which was “well capitalized” according to the federal regulatory definition. The Bank's Tier 1 Leverage risk based capital ratio was 4.90% which was “adequately capitalized” according to the federal regulatory definition.

As a result of the status of the Bank’s risk based capital ratio, the Bank is restricted in the payment of dividends and other capital distributions and restricted in the growth of the Bank’s total assets, expansion through acquisitions, branching of new lines or business. The regulators have mandated the Bank to increase its total capital ratio to 8% by September 30, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

The Company reported a net loss of $21.4 million for the six months ended June 30, 2009 compared to a net loss of $2.5 million for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 is attributed substantially to higher levels of loan loss provisions that resulted from asset quality issues which are more prevalent in 2009. Borrower repayment issues required the Company to take higher loan loss provisions, incur losses on foreclosed asset sales, increased loan resolution legal costs and higher levels of non-performing loans which resulted in margin compression, reversal of interest income and lower overall loan yields.

During the six months ended June 30, 2009, the Company recorded a provision for loan loss of $16.6 million compared to $4.0 million for the first half of 2008. Results for the first half of 2009 included a change to our methodology in determining our accounting estimate for allowance for loan losses which resulted from a recent federal regulatory examination. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

Basic and diluted net loss per share were both $2.01, for the six months ended June 30, 2009. Basic and diluted loss per share were both $0.24, for the six months ended June 30, 2008.

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2009 was $5.7 million compared to $9.8 million for the six months ended June 30, 2008, a decrease of $4.1 million, or 42%.

Interest earning assets declined modestly in the first half of 2009 compared to 2008 but the primary cause of the decline in net interest income was due to reduced yields on interest earning assets. Loan yields declined from 7.07% in the second quarter of 2008 to 5.40% in 2009 which represents a 167 basis point decline and accounted for $4.3 million of the reduced net interest income.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For The Six Months Ended June 30,
	2009			2008
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$91,168	$2,214	4.90%	$70,975	$2,062	5.83%
Federal funds sold and other	23,793	28	0.24	7,542	99	2.63
Loans:
Commercial loans (2)	22,200	503	4.57	33,054	1,118	6.78
Commercial mortgage loans (2)	271,351	8,246	6.13	307,893	10,944	7.13
Consumer loans (2)	2,191	63	5.81	5,222	198	7.60
Residential mortgage loans (2)	75,955	2,021	5.37	78,312	2,772	7.10
Home equity and other loans (2)	29,234	742	5.12	31,154	1,030	6.63
Total loans	400,932	11,575	5.82	455,635	16,062	7.07
Total interest earning assets	515,892	13,817	5.40	534,152	18,223	6.84
Non-interest earning assets	84,030			73,579
Total	$599,922			$607,731
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$38,238	367	1.94	$68,532	886	2.59
Money Market accounts	27,091	231	1.72	54,351	890	3.29
Savings accounts	78,135	1,022	2.64	26,931	417	3.10
Certificates of deposit	265,048	4,902	3.73	203,550	4,617	4.55
Total interest-bearing deposits	408,512	6,522	3.22	353,364	6,810	3.87
Federal funds purchased and securities sold under repurchase agreement	34,927	582	3.36	22,716	368	3.25
Federal Home Loan Bank advances	60,541	90	2.41	74,516	1,159	3.12
Notes payable	7,558	968	3.22	3,897	99	5.07
Total interest bearing liabilities	511,539	8,162	3.22	454,493	8,436	3.72
Non-interest bearing liabilities	49,829			56,235
Stockholders' equity	38,554			97,003
Total	$599,922			$607,731
Net Interest income and yield on net interest-earning assets		$5,655	2.21%		$9,787	3.67%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Excludes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from interest earning cash on deposit, investment securities and Federal Reserve Bank stock increased by $81,000, or 4%, to $2.2 million for the six months ended June 30, 2009 from $2.1 million for the six months ended June 30, 2008, due primarily to an increase of $36.4 million, or 46%, in average volume of investments and cash on deposit but offset by a 158 basis point decrease in investment yield.

Interest and fees on loans decreased by $4.5 million or 28%, in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in loan income resulted from a decrease in total average loan balances outstanding of $54.7 million from $455.6 million for the six months ended June 30, 2008 to $400.9 million at June 30, 2009 which accounted for $1.6 million of the reduction of interest and fees on loans. In addition, lower interest yields of about 125 basis points when comparing the six months ended June 30, 2009 versus the six months ended June 30, 2008 accounted for $2.5 million of the reduction of interest and fees on loans.

The yield on all interest-earning assets was 5.40% for the six months ended June 30, 2009, a 144 basis point decrease from 6.84% for the six months ended June 30, 2008.

Total interest expense decreased $274,000, or 3% to $8.2 million for the six months ended June 30, 2009 as compared to $8.4 million for the six months ended June 30, 2008. The decrease in interest expense was primarily the result of a decrease in average interest rates on interest bearing deposit account balances of 50 basis points from 3.72% in the first half of 2008 compared to 3.22% in the first half of 2009. This resulted in $1.2 million of reduced interest expense. However this decrease was offset by an increase in average volume of interest bearing liabilities of $57 million, or 13%, to $511.5 million for the six months ended June 30, 2009 from $454.5 million for the same period in 2008 which resulted in increased interest expenses of $918,000.

NON-INTEREST INCOME

Total non-interest income decreased by $264,000, or 27%, to $731,000 for the six months ended June 30, 2009 from $996,000 for the six months ended June 30, 2008. The decrease in fee income was primarily the result of reduced service charges on client accounts in 2009 of $127,000 as well as a one-time fee earned in 2008 for $140,000 that did not recur in 2009.

NON-INTEREST EXPENSE

Total non-interest expenses increased by $631,000, or 6%, to $11.2 million for the six months ended June 30, 2009 period from $10.5 million for the six months ended June 30, 2008.

The largest component of non-interest expense was salaries and employee benefits which declined from $4.9 million in the first half of 2008 to $4.4 million in the first half of 2009. The reduced cost was due to reduced staff count. At June 30, 2009, the number of full-time equivalent employees was 117 compared to 127 as of June 30, 2008.

The second largest component of non-interest expenses was occupancy and equipment expense. Occupancy and equipment expense amounted to $2.6 million for the six months ended June 30, 2009 compared to $2.7 million for the six months ended June 30, 2008. This modest decrease reflects reduced lease, depreciation and maintenance costs in the first half of 2009.

Other non-interest expenses were $4.2 million for the first half of 2009 compared to $2.9 million for the first quarter of 2008. The increase of $1.3 million was primarily due to increased FDIC premiums of $1 million in the first half of 2009 as well as due to $665,000 of higher problem loan resolution expenses for appraisals, property taxes and related costs. These cost increases were offset to some extent by a reduction of $412,000 of amortization of intangible asset expenses.

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

Provision for loan loss was $16.6 million in the first half of 2009. The comparative provision for loan loss for the six months ended June 30, 2008 was a recovery of $4.0 million. The increased provision required in 2009 was due to higher levels of non-performing loans and declining value of real estate collateral on select loans in the portfolio. In addition, results for the first half of 2009 included a change to our methodology in determining our accounting estimate for allowance for loan losses which resulted from a recent federal regulatory examination. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

No income tax expense or recovery was booked in the first half of 2009 as no taxes were payable and the Company maintained a valuation allowance in an amount equal to its net deferred tax assets as of June 30, 2009. An income tax benefit of $1.3 million was recorded for the six months ended June 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The Company reported a net loss of $16.0 million for the three months ended June 30, 2009 compared to net loss of $2.5 million for the three months ended June 30, 2008. Basic and diluted net loss per share was $1.45 for the three months ended June 30, 2008. Basic and diluted net loss per share was $0.24 for the three months ended June 30, 2008.

The decline in the results of operations from the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to higher provision for loan losses and margin compression as well as due to higher non-interest expenses for FDIC insurance and problem loan resolution costs.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended June 30, 2009 was $3.0 million compared to $5.0 million for the three months ended June 30, 2008, a decrease of $2 million, or 40%. Income from loans (including fees), interest earning deposits, available-for-sale and held-to-maturity securities, federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock decreased by $2.2 million, or 24%, to $6.9 million for the three months ended June 30, 2009 from $9.0 million for the three months ended June 30, 2008, mostly due to a decline in overall loan revenues which accounted for $2.1 million of the decline.

Total interest expense decreased $121,000, or 3%, to $3.9 million for the three months ended June 30, 2009 as compared to $4.0 million for the three months ended June 30, 2008. The modest decrease in interest expense was primarily the result of a lower cost of funds on a year over year basis, partially offset by more interest expense generated by an increase in the average balance of interest bearing liabilities.

NON-INTEREST INCOME

Total non-interest income decreased $86,000, or 20%, to $341,000 for the three months ended June 30, 2009 from $427,000 for the three months ended June 30, 2008. This decrease was due to lower fees derived from uncollected funds and service charges.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended June 30, 2009 increased by $256,000, or 5%, to $5.5 million from $5.2 million for the three months ended June 30, 2008.

Salaries and employee benefits were $2.2 million for the three months ended June 30, 2009 compared to $2.4 million for the three months ended June 30, 2008, for a decrease of $245,000 or 10%. The decrease was due to fewer staff in 2009. As of June 30, 2009, the number of full time equivalent employees was 117 compared to 127 as of June 30, 2008.

Occupancy and equipment expenses were $1.3 million for the three months ended June 30, 2009 compared to $1.4 million for the three months ended June 30, 2008. The modest decrease was due to reduced lease, and depreciation charges.

Other expenses increased by $593,000 to $2.1 million for the three months ended June 30, 2009, as compared to $1.5 million for the three months ended June 30, 2008. The increase was due to higher FDIC fees in 2009 of $665,000 as well as higher problem loan servicing costs of $396,000. These cost increases were partially offset by reduced amortization of intangible expenses in 2009 by $193,000.

PROVISION FOR LOAN LOSSES

Provision for loan loss was $13.8 million for the three months ended June 30, 2009, compared to a provision of $4.0 million for the same period in 2008. The increased provision required in 2009 was due to higher levels of non-performing loans and declining value of real estate collateral on select loans in the portfolio. In addition, results for the second quarter of 2009 included a change to our methodology in determining our accounting estimate for allowance for loan losses which resulted from a recent federal regulatory examination. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. The impact of this change was to increase the reported allowance for loan losses by approximately $6.2 million in the second quarter of 2009 from the amount that would have been reported under the previous methodology.

PROVISION FOR INCOME TAXES

No income tax expense or recovery was booked in the second quarter of 2009 as no taxes were payable and the Company maintained a valuation allowance in an amount equal to its net deferred tax assets as of June 30, 2009. An income tax benefit of $1.4 million was recorded for the three months ended June 30, 2008.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

The disclosure is not required for smaller reporting companies.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the period covered by this report.

Item 3.

Defaults Upon Senior Securities

The Company had no defaults upon senior securities during the second quarter of 2009 which have not previously been reported on a Current Report on Form 8-K.

Item 4.

Submission of Matters to a Vote of Securities Holders

The 2009 Annual Shareholders Meeting (the “Annual Meeting”) was held on June 17, 2009. The first item for consideration at the Annual Meeting was the re-election of a Class I director. The director was re-elected to serve as a Class I director of the Company each to serve for a term of three years until the Company’s 2012 annual meeting of stockholders by the following votes:

	For	Withheld
Leonard F. Marinello	7,085,841	2,348,633

The second item for consideration at the Annual Meeting was a proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000. The proposal passed with the following voteing results.

For	Against	Abstain
7,256,652	2,166,856	11,234

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed as part of or incorporated by reference in this report;

3.1	Amended and Restated Certificate of Sun American Bancorp as filed with the State of Delaware on July 13, 2009
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN AMERICAN BANCORP

August 14, 2009	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

August 14, 2009	By:	/s/ ROBERT NICHOLS
Robert Nichols
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Sun American Bancorp as filed with the State of Delaware on July 13, 2009
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002