Form 10-Q
period 2009-09-30
Sun American Bancorp
filed 2009-11-16
CIK 1042521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

———————

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

———————

SUN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

———————

Delaware	0-22911	65-0325364
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

9293 Glades Road

Boca Raton, Florida 33434

(Address of principal executive offices)

(561) 544-1908

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2008: 11,291,299 shares of Common Stock, par value $0.025 per share.

Table of Contents

Part I — Financial Information

Item 1.   Financial Statements (unaudited)

1

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

1

Consolidated Statements of Operations for the Nine Months Ended September 30, 2009 and
2008

2

Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and
2008

3

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30,
2009 and 2008

4

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended
September 30, 2009 and 2008

5

Notes to Consolidated Financial Statements (unaudited)

6

Item 2.   Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

19

Part II — Other Information

Item 1.   Legal Proceedings

30

Item 1A. Risk Factors

30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.   Defaults Upon Senior Securities

31

Item 4.   Submission of Matters to a Vote of Security Holders

31

Item 5.   Other Information

31

Item 6.   Exhibits

31

Signatures

32

i

PART I — FINANCIAL INFORMATION

Item 1.

Financial Statements

SUN AMERICAN BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Cash and due from financial institutions	$27,973,919	$5,371,609
Federal funds sold	—	11,189,000
Total cash and cash equivalents	27,973,919	16,560,609
Securities available for sale	83,525,813	30,285,750
Securities held to maturity (fair value 2009 - $0 , 2008 - $54,170,963)	—	52,752,317
Loans, net of allowance for loan losses of $17,881,758 in 2009 and $6,562,780 in 2008	416,223,786	466,017,871
Federal Reserve Bank stock	1,503,100	3,018,150
Federal Home Loan Bank stock	4,011,200	3,740,600
Accrued interest receivable	2,158,967	2,656,414
Premises and equipment, net	9,010,197	9,991,118
Other assets	10,735,979	4,963,019
TOTAL ASSETS	$555,142,961	$589,985,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$39,017,289	$43,116,630
Interest bearing	417,005,864	400,371,612
Total deposits	456,023,153	443,488,242
Securities sold under agreements to repurchase	33,922,315	35,916,707
Federal Home Loan Bank advances	48,000,000	58,000,000
Notes payable	7,678,871	7,528,871
Accrued expenses and other liabilities	2,867,228	3,268,828
Total liabilities	548,491,567	548,202,647

Shareholders’ equity
Preferred Stock, $.01 par value; 5,000,000 shares authorized; Series A – None issued and outstanding at September 30, 2009 and 93,750 issued and outstanding at December 31, 2008	—	375,000
Common stock, $.025 par value; 20,000,000 shares authorized; 11,291,299 shares issued and outstanding at September 30, 2009, 10,934,944 shares issued and 10,230,466 shares outstanding at December 31, 2008	282,282	273,374
Additional paid-in capital	104,449,268	106,864,390
Accumulated deficit	(97,522,460)	(61,517,170)
Treasury stock, at cost; no shares at September 30, 2009, 704,478 shares at December 31, 2008	—	(3,574,046)
Accumulated other comprehensive loss	(562,229)	(652,198)
Equity attributable to shareholders of Sun American Bancorp	6,646,861	41,769,350
Equity attributable to noncontrolling interests	4,533	13,851
Total shareholders’ equity	6,651,394	41,783,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$555,142,961	$589,985,848

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$17,140,556	$23,913,370
Securities	3,310,654	3,189,767
Cash on Deposit	44,272	109,826
	20,495,482	27,212,963
Interest expense:
Deposits	9,159,649	10,223,451
Federal Home Loan Bank advances	1,452,605	1,521,421
Other	1,003,722	857,146
	11,615,976	12,602,018

Net interest income before provision for loan losses	8,879,506	14,610,945
Provision for loan losses	29,223,700	6,199,439

Net interest (loss) income after provision for loan losses	(20,344,194)	8,411,506

Non-interest income:
Service charges on deposit accounts	1,028,301	1,236,931
Other income	40,679	164,226
Net gains on sales of securities	737,945	—
	1,806,925	1,401,157

Non-interest expenses:
Salaries and employee benefits	6,481,237	7,242,598
Occupancy and equipment	3,879,911	4,052,099
Data and item processing	508,943	666,841
Professional fees	1,125,067	755,147
FDIC and other insurance	2,067,590	443,795
Loan administration	911,449	31,705
Amortization of intangible assets	—	606,127
Other	2,502,313	1,749,740
	17,476,510	15,548,052

Loss before income taxes	(36,013,779)	(5,735,389)
Income tax benefit	—	(1,951,628)
Consolidated net loss	(36,013,779)	(3,783,761)

Less: net loss attributable to noncontrolling interests	(8,489)	(690)

Net loss attributable to shareholders of Sun American Bancorp	$(36,005,290)	$(3,783,071)

Basic and diluted net loss per share	$(3.32)	$(0.37)
Weighted average shares outstanding, basic and diluted	10,856,461	10,310,616

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$5,565,194	$7,851,286
Securities	1,096,693	1,127,918
Cash on deposit	16,253	11,085
	6,678,140	8,990,289
Interest expense:
Deposits	2,637,683	3,413,080
Federal Home Loan Bank advances	485,211	362,331
Other	331,363	390,871
	3,454,257	4,166,282

Net interest income before provision for loan losses	3,223,883	4,824,007
Provision for loan losses	12,620,500	2,200,235

Net interest (loss) income after provision for loan losses	(9,396,617)	2,623,772

Non-interest income:
Service charges on deposit accounts	321,023	402,276
Other income	12,269	3,084
Net gains on sales of securities	742,190	—
	1,075,482	405,360

Non-interest expenses:
Salaries and employee benefits	2,047,536	2,352,855
Occupancy and equipment	1,320,031	1,341,266
Data and item processing	180,398	180,623
Professional fees	420,656	260,876
FDIC and other insurance	701,070	139,555
Loan administration	148,338	6,837
Amortization of intangible assets	—	193,907
Other	1,478,290	523,046
	6,296,327	4,998,965

Loss before income taxes	(14,617,462)	(1,969,833)
Income tax benefit	—	(646,694)
Consolidated net loss	(14,617,462)	(1,323,139)

Less: net loss attributable to noncontrolling interests	(3,473)	(247)

Net loss attributable to shareholders of Sun American Bancorp	$(14,613,989)	$(1,322,892)

Basic and diluted net loss per share	$(1.29)	$(0.13)
Weighted average shares outstanding, basic and diluted	11,291,299	10,194,303

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)

Net cash (used in) provided by operating activities	$(3,567,526)	$1,393,919

Cash flows from investing activities:
Sales of held to maturity securities	22,793,514	—
Maturities and pay-downs of available for sale securities	5,957,154	1,378
Maturities and pay-downs of held to maturity securities	29,793,616	25,220,216
Purchases of available for sale securities	(44,953,736)	—
Purchases of held to maturity securities	(13,580,210)	(45,692,360)
Net sales of Federal Reserve Bank and Federal Home Loan Bank	1,244,450	1,080,650
Decrease (increase) in net loans	10,132,209	(51,569,466)
Proceeds from sales of OREO	2,928,602	—
Purchase of premises and equipment	(24,432)	(182,108)
Net cash provided by (used in) investing activities	14,291,167	(71,141,690)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,994,392)	19,858,032
Net decrease in Federal Home Loan Bank advances	(10,000,000)	(18,000,000)
Net increase in deposits	12,534,911	75,989,959
Increase in notes payable	150,000	4,825,716
Proceeds from preferred stock subscriptions	—	375,000
Redemption of noncontrolling interest	(850)	—
Purchases of treasury shares	—	(1,583,405)
Repurchase of warrants costs	—	(5,813)
Net cash provided by financing activities	689,669	81,459,489

Net change in cash and cash and equivalents	11,413,310	11,711,718

Cash and cash equivalents at beginning of period	16,560,609	8,109,917

Cash and cash equivalents at end of period	$27,973,919	$19,821,635

Supplemental cash flow information:
Interest paid	$12,335,473	$12,354,187
Transfer of loans to real estate owned	$10,438,176	$767,405

See accompanying notes to consolidated financial statements

SUN AMERICAN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Equity Attributable to shareholders of Sun American Bancorp

Balance at January 1, 2008	$—	$273,374	$105,728,957	$(6,025,754)	$(1,990,641)	$(194,747)	$97,791,189
Subscription for 93,750 Shares of preferred stock	375,000	—	—	—	—	—	375,000
Repurchase of Warrants costs	—	—	(5,813)	—	—	—	(5,813)
Purchase of 397,614 shares of treasury stock	—	—	—	—	(1,583,405)	—	(1,583,405)
Recognition of stock-based compensation expense	—	—	853,175	—	—	—	853,175
Net loss, other comprehensive loss and total comprehensive loss	—	—	—	(3,783,071)	—	(404,047)	(4,187,118)
Balance at September 30, 2008	$375,000	$273,374	$106,576,319	$(9,808,825)	$(3,574,046)	$(598,794)	$93,243,028

Balance at January 1, 2009	$375,000	$273,374	$106,864,390	$(61,517,170)	$(3,574,046)	$(652,198)	$41,769,350
Cancellation of 704,478 shares of treasury stock	—	(17,611)	(3,556,435)	—	3,574,046	—	—
Conversion of 93,750 shares of preferred stock into 1,060,832 shares of common stock	(375,000)	26,520	348,480	—	—	—	—
Recognition of stock-based compensation expense	—	—	792,833	—	—	—	792,833
Net loss, other comprehensive income and total comprehensive loss	—	—	—	(36,005,290)	—	89,969	(35,915,321)
Balance at September 30, 2009	$—	$282,283	$104,449,268	$(97,522,460)	$—	$(562,229)	$6,646,862

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

Allowance for Loan Losses: The Company’s accounting for the allowance for loan losses is a critical policy that is discussed in detail in the Management’s Discussion and Analysis (see Asset Quality and Nonperforming Assets). During the second quarter of 2009, the Company had a federal regulatory examination that required a change to our methodology in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months. This change in accounting estimate was applied prospectively.

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

Investment Securities: The Company records its securities available for sale in its balance sheet at fair value. The Company uses market price quotes for valuation. The fair value of these securities in the Company’s balance sheet was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. As a consequence, the Company may not be able to realize the quoted market price upon sale. The Company adjusts its securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Investments in debt securities for which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated using the constant yield method over the term of the securities. Declines in the fair value of individual securities classified as either held to maturity or available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value through the statement of operations. Unrealized losses on debt securities are considered temporary when management does not intend to sell, has assessed the likelihood that it will be required to sell before recovery of its amortized cost basis as not more likely than not, and does not expect to recover the entire amortized cost basis based on a comparison of the present value of cash flows expected to be collected, with the amortized cost basis. In the third quarter of 2009, the Company sold a number of investment securities, including securities designated as held to maturity. Accordingly, the Company has re-designated its entire investment securities portfolio as available for sale.

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1 - Critical Accounting Policies – Continued

Income Taxes: The Company files a consolidated federal income tax return. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance, if needed, reduces deferred tax amounts to the amount expected to be realized. In the fourth quarter of 2008 the Company analyzed its deferred tax assets and determined that the realizability of these assets no longer met the more likely than not criteria for continued recognition. Accordingly the Company recorded a valuation allowance in an amount equal to its net deferred tax assets at December 31, 2008 and has subsequently maintained a full valuation in allowance against its net deferred tax-assets at December 31, 2008 and has subsequently maintained a full valuation allowance against its deferred tax assets.

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

Stock Compensation

The Company has granted stock options for the purchase of shares of common stock of the Company to directors, former directors and employees of the Company under the Amended and Restated Directors Stock Option Plan, the Amended and Restated Incentive Stock Option Plan, and the Amended and Restated 2005 Stock Option and Stock Incentive Plan (the “Plans”) and various compensation agreements and actions of the Board of Directors. All options for the purchase of common stock of the Company expire 10 years from the date of grant. All options, with the exception of 126,000 options issued to key consultants at below fair market value, have an exercise price that is equal to the fair market value of the Company’s common stock on the date the options were granted. Options vest over five-years.

At September 30, 2009, the Amended and Restated Directors Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 129,640 shares remained available for issuance. The Amended and Restated Incentive Stock Option Plan permits the grant of stock options to purchase up to 400,000 shares of common stock, of which 6,424 shares remained available for issuance. The Amended and Restated 2005 Stock Option and Stock Incentive Plan permits the grant of stock options and restricted shares for up to 2 million shares with 1.5 million shares allocated to incentive stock options. At September 30, 2009, 330,340 shares of common stock remained available for issuance under the Amended and Restated 2005 Stock Option and Stock Incentive Plan.

The following table presents information on stock options outstanding for the periods shown.

	Year to date September 30, 2009		Full Year December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,673,620	5.95	1,482,869	$10.48
Granted	—	—	1,415,500	$1.78
Forfeited or expired	398,560	5.60	(224,749)	$9.51
Outstanding at end of period	2,275,060	6.01	2,673,620	$5.95
Options exercisable at end of period	1,064,992	7.60	798,492	$9.14

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1 - Critical Accounting Policies – Continued

The aggregate intrinsic value for stock options outstanding and options exercisable at September 30, 2009, was zero. The weighted average remaining contractual term of stock options outstanding and options exercisable at September 30, 2009, was 7.4 years and 6.8 years, respectively.

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

Black-Scholes assumptions	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Risk-free interest rate	3.31%	2.96%
Expected option life	6.5 years	6.5 years
Expected stock price volatility	20%	20%
Dividend yield	0%	0%

Weighted Average fair value of options granted during the year	—	$1.21

Stock option compensation expense was $793,000 for the nine months ended September 30, 2009 compared to $840,000 for the same period in 2008. The deferred tax benefit on the portion of expense related to nonqualified stock options was zero and $840,000, for the nine months ended in 2009 and 2008, respectively.

As of September 30, 2009, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the various plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table presents information on restricted stock outstanding for the periods shown:

	Year to date September 30, 2009		Year to date September 30, 2008
	Shares	Average per share Market Price at Grant	Shares	Average per share Market Price at Grant

Outstanding at beginning of period	40,000	$13.10	52,000	$13.10
Vested	(12,000)	13.10	(12,000)	13.10
Outstanding at end of period	28,000	$13.10	40,000	$13.10

As of September 30, 2009, there was $275,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

Note 2 - Basis of Presentation and Disclosure

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for the financial statements not to be misleading have been included. Such adjustment are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2009 and 2008, respectively, are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. In preparing the

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

financial statements, management evaluated subsequent events through November 16, 2009 the date that these financial statements were issued.

In the three months ended September 30, 2009, the Company recorded a provision for loan losses of $12.6 million resulting, in part, from a change to the methodology applied in estimating the allowance for loan losses. The methodology was changed to reduce the length of the historical period used to determine historic loss rates from the most recent three year period to the most recent eighteen month period. This change in accounting estimate was applied prospectively. As of September 30, 2009, the Company is considered to be significantly under capitalized. Management is actively seeking additional capital for the Company. The deteriorating economy continues to negatively impact the credit quality of the Company’s loans and may impact the Company’s ability to raise capital. In the event the Company fails to secure additional capital sources and loan quality continues to decline, the Company’s capital needs will be compounded. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuation as a going concern is dependent upon its ability to collect its loans and secure capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 - Recent Accounting Pronouncements

The Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing non-grandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on the Company’s consolidated results of operations and financial condition.

Business Combinations

In December 2007, the FASB established standards for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard became effective for fiscal years beginning after December 15, 2008, to be applied prospectively. The adoption of the standard did not impact the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB amended accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, it requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statements of income. This provision became effective for fiscal years beginning on or after December 15, 2008, with earlier application prohibited. Prospective application is required, except for the presentation and disclosure requirements, which must be applied retrospectively. The adoption of the standard did not impact the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB required expanded disclosures about an entity’s derivative instruments and hedging activities, but did not change the scope or accounting. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

format about fair value amounts of and gains and losses on derivative instruments, including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. This standard also clarifies that derivative instruments are subject to concentration of credit-risk disclosures. The provisions of this standard became effective for fiscal years beginning after November 15, 2008, with earlier application permitted. The adoption did not impact the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new accounting guidance relating to determining fair values when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, this guidance reaffirms the need to use judgment to ascertain whether a formerly active market has become inactive and in determining fair values when markets have become inactive.

Fair Value Measurements and Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance relating to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to this guidance, fair values for these assets and liabilities were only disclosed once a year. These disclosures are required on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance relating to other-than-temporary impairments that is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

This guidance became effective for interim and annual periods ended after June 15, 2009, and did not have a material impact on the financial statements of the Company.

Subsequent Events

In May 2009, the FASB issued updated general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance became effective for interim and annual periods ended after June 15, 2009. The Company has complied with the requirements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amended standard to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This amended standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements and comply with its requirements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment regarding certain requirements to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This amendment is effective as of the beginning of each reporting entity’s first

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements and comply with its requirements. The Company does not expect that the adoption of this Amendment will have a material impact on the Company’s consolidated financial statements.

Note 4 - Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at September 30, 2009 and at year-end:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$27,973,919	27,973,919	$5,371,609	$5,371,609
Federal Funds Sold	—	—	11,189,000	11,189,000
Securities available for sale	83,525,813	83,525,813	30,285,750	30,285,750
Securities held to maturity	—	—	52,752,317	54,170,963
Loans, net	416,223,786	416,454,460	466,017,871	468,816,235
Federal Reserve Bank stock	1,503,100	1,503,100	3,018,150	3,018,150
Federal Home Loan Bank stock	4,011,200	4,011,200	3,740,600	3,740,600
Accrued interest receivable	2,158,967	2,158,967	2,656,414	2,656,414

Financial liabilities
Deposits	$456,023,153	457,330,098	$443,488,242	$447,101,501
Repurchase agreements	33,922,315	34,489,273	35,916,707	39,534,620
Federal Home Loan Bank advances	48,000,000	48,917,584	58,000,000	60,192,247
Other Borrowed Money	7,678,871	7,678,871	7,528,871	7,528,871
Accrued interest payable	2,867,228	2,867,228	1,552,478	1,552,478

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities (recurring)	$83,525,813	$—	$83,525,813	$—

Impaired loans (non-recurring)	$156,200,218	$—	$104,749,742	$51,450,476

The valuation techniques used to measure fair value for the items in the table above are as follows:

Available for sale securities: The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is typically determined using quoted market prices for similar securities which are considered to be a level 2 input.

Impaired loans are not measured at fair value on a recurring basis but are subject to fair value adjustments when there is evidence of impairment. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. Fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s current appraised value of the collateral in accordance with ASC 310 Receivables which is considered to be a level 2 input. For impaired loans where management has adjusted the results of the appraisals, based upon management’s assessment that the appraisal results are not representative of the actual value of the underlying property, the valuation is considered to be a level 3 input.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $156.2 million, with a valuation allowance of $8.2 million.

NOTE 5 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 are listed below.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2009
U.S. Government federal agency	$7,757,412	$—	$88,078
Mortgage-backed and other	75,442,901	859,608	884,216
Corporate	325,500	—	82,181
	$83,525,813	$859,608	$1,054,475
December 31, 2008
Mortgage-backed and other	$7,845,094	$—	$—
Corporate	22,117,124	337	—
US Government Mortgage Fund	323,532	—	(82,114
	$30,285,750	$337	$(82,114)

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

The carrying amount, unrealized gains and losses, and fair value of securities held to maturity as at September 30, 2009 and December 31, 2008 are listed below.

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. Government federal agency	$—	$—	$—	$—
Mortgage-backed and other	—	—	—	—
	$—	$—	$—	$—
December 31, 2008
U.S. Government federal agency	$34,316,300	$1,033,860	$—	$35,350,160
Mortgage-backed and other	18,436,017	612,528	(227,742)	18,820,803
	$52,752,317	$1,646,388	$(227,742)	$54,170,963

Sales of securities for the nine months and three months ended September 30, 2009 were as follows:

	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008

Proceeds from sales of available for sale securities	$—	$—
Gross gains	—	—
Gross losses (1)	(4,245)	—
Proceeds from sales of held to maturity securities	22,793,514	22,793,514
Gross gains	905,917	905,917
Gross losses (2)	(163,727)	(163,727)

(1)

Adjusted losses of securities sold on December 30, 2008, but the transactions were settled in January 2009.

(2)

Recognize a portion of unrealized losses which were setup during transfer some securities from available-for-sales category to held-to-maturity category in 2008. This portion of unrealized losses related to securities sold in September 2009.

The fair value of debt securities and carrying amount, if different, at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and mutual funds, are shown separately.

	Held to Maturity		Available for Sale Fair Value
	Carrying Amount	Fair Value
Due in one year or less	$—	$—	$—
Due from one to five years	—	—	—
Due from five to ten years	—	—	7,757,412
Due after ten years	—	—	—
Corporate	—	—	325,500
Mortgage-backed and other	—	—	75,442,901
	$—	$—	$83,525,813

Securities with unrealized losses at September 30, 2009, aggregated by investment category and the length of time that the securities have been in an unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Govt. federal agency	$7,757,412	$88,078	$—	$—	$7,757,412	$88,078
Corporate (1)	—	—	325,500	82,181	325,500	82,181
Mortgage-backed	15,258,025	117,826	123,878	766,389	15,381,903	884,216
	$23,015,437	$205,904	$449,378	$848,570	$23,464,815	$1,054,475

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Securities with unrealized losses at December 31, 2008, aggregated by investment category are as follows:

	Less than 12 Months		More than 12 Months		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate	$—	$—	$323,532	$82,114	$323,532	$82,114
Mortgage-backed	2,662,719	227,742	—	—	2,662,719	227,742
	$2,662,719	$227,742	$323,532	$82,114	$2,986,251	$309,856

———————

(1)

During 2008, the Company analyzed this corporate bond holding and determined that an other than temporary decline in value had occurred. Accordingly, a write down of the carrying value of the security of $180,000 was recorded. The remaining $82,114 of unrealized loss was assessed to be temporary in nature and accordingly no write down of this amount was undertaken.

Note 6 - Analysis of Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2009:

	Nine months ended September 30,
	2009	2008

Balance, beginning of period	$6,562,780	$6,503,508
Total charge-offs	(17,983,703)	(5,261,502)
Recoveries	78,981	161,866
Provision for loan losses	29,223,700	6,199,439
Allowance balance at end of period	$17,881,758	$7,603,311

	Three months ended September 30,
	2009	2008

Balance, beginning of period	$14,827,197	$9,036,265
Total charge-offs	(9,636,074)	(3,633,727)
Recoveries	70,135	538
Provision for loan losses	12,620,500	2,200,235
Allowance balance at end of period	$17,881,758	$7,603,311

Impaired loans were as follows:

	September 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$104,749,742	$81,978,662
Loans with allocated allowance for loan losses	51,450,476	7,968,106
Impaired loans at end of period	$156,200,218	$89,946,768
Amount of the allowance for loan losses allocated	$8,180,564	$1,990,148

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Nonperforming loans consist of loans that are past due 90 days or more which are still accruing interest and loans on nonaccrual status. The following table sets forth information with respect to nonperforming loans identified by the Company at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008

Over 90 days past due and still accruing	$11,031,532	$—
Nonaccrual loans	52,805,274	25,927,936
Other real estate owned and repossessions	10,093,949	3,864,005
Total nonperforming assets	$73,930,755	$29,791,941

Nonperforming assets at September 30, 2009 were 13.32% of total assets, an increase from the corresponding December 31, 2008 ratio of 5.05%. Nonperforming assets at September 30, 2009 were in various stages of resolution for which management believes such loans are adequately collateralized and were appropriately considered in its determination of the adequacy of the allowance for loan losses.

Note 7 - Federal Home Loan Bank Advances and Other Borrowings

The details of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2009 and December 31, 2008 were as follows:

September 30, 2009	December 31, 2008	Maturity Date	Interest Rate
$—	$10,000,000	September,2009	3.27
16,000,000	16,000,000	January, 2010	3.20
5,000,000	5,000,000	January, 2010	3.18
10,000,000	10,000,000	March, 2010	3.69
5,000,000	5,000,000	March, 2010	2.46
5,000,000	5,000,000	April, 2010	3.27
7,000,000	7,000,000	June, 2011	3.91
$48,000,000	$58,000,000

The Bank has pledged a security interest in its real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB.

Note 8 – Notes Payable

The following is a summary of notes payable as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Interest Rate	Amount	Interest Rate
Note Payable to the FDIC as receiver for Silverton Bank, borrowed under a line of credit due January 2010, plus interest payable quarterly at Prime Rate minus 1%, secured by 99.97% of outstanding Sun American Bank stock.	$7,528,871	2.25%	$7,528,871	2.25%

Note Payable to Martin and Edith Stein due March 2010, plus interest payable semi annually at 11%	$150,000	11.00%	—	—

Total notes payable	$7,678,871		$7,528,871
Weighted interest rate		2.42%		2.25%

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Note 9 - Capital Adequacy

The Company’s and the Bank’s capital ratios at September 30, 2009 and December 31, 2008 are listed below.

Capital Ratios	September 30, 2009	December 31, 2008	Adequately Capitalized	Well Capitalized
Sun American Bancorp
Total risk-weighted capital	2.92%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	1.64%	8.29%	>4%	>6%
Tier 1 leverage capital	1.23%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	4.67%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	3.39%	9.73%	>4%	>6%
Tier 1 leverage capital	2.54%	8.18%	>4%	>5%

Based upon these ratios, the Bank was considered to be significantly under capitalized at September 30, 2009.

Note 10 - Basic and Diluted Net Loss per Share

The following tables summarize the computation of basic and diluted net loss per share attributable to shareholders of the Company.

Basic and Diluted	Nine months ended September 30,
	2009	2008

Net loss	$(36,005,200)	$(3,783,071)

Weighted average shares outstanding, basic and diluted	10,856,461	10,310,616
Basic and diluted net loss per share	$(3.32)	$(0.37)

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Stock options and stock warrants to purchase 2.3 million and 2.4 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the nine months ended September 30, 2009, and stock options and stock warrants to purchase 1.9 million and 4.5 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the nine months ended September 30, 2008, because they were antidilutive.

Basic and Diluted	Three months ended September 30,
	2009	2008

Net loss	$(14,613,989)	$(1,322,892)

Weighted average shares outstanding, basic and diluted	11,291,299	10,194,303
Basic and diluted net loss per share	$(1.29)	$(0.13)

Stock options and stock warrants to purchase 2.3 million and 2.4 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended September 30, 2009, and stock options and stock warrants to purchase 1.9 million and 4.4 million shares of common stock, respectively, were not considered in computing diluted net loss per share for the three months ended September 30, 2008, because they were antidilutive.

Note 11 - Warrants

As of September 30, 2009, the Company had outstanding warrants to purchase 2,378,952 shares of common stock, including Class A, E, F, G warrants and other warrants.

A summary of the warrants to purchase shares of common stock of the Company as of September 30, 2009 and December 31, 2008, is presented below.

	Shares of Common Stock to be issued upon the exercise of a Warrant	September 30, 2009	December 31, 2008
Class A Warrants	0.4	920,125	920,125
Class D Warrants	0.4	—	4,649,074
Class E Warrants	0.4	722,000	722,000
Class F Warrants	0.2	6,334,714	6,334,714
Class G Warrants	0.4	50,000	50,000
Class H Warrants	1.6	93,750	93,750
Other Warrants	0.4	712,898	1,399,506
Warrants Outstanding		8,833,487	14,169,169

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

SUN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of the consolidated operating results of the Company and the Bank for the nine months ended September 30, 2009 and September 30, 2008, respectively, and the financial condition of the Company at September 30, 2009 and December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q, or incorporated herein by reference, that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional oral or written forward-looking statements may be made by the Sun American Bancorp (the “Company”), from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “expects”, and “plans” and similar expressions are intended to identify forward-looking statements. The Company’s ability to predict projected results or the effect of events on the Company’s operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Factors that could affect the Company’s assumptions and predictions include, but are not limited to, the risks that (i) loan losses would have a material adverse effect on the Company’s financial condition and operating results; (ii) a decline in the value of the collateral securing the Company’s loans could result in an increase in losses on foreclosure; (iii) the Company’s growth strategy may not be successful and risk related to acquisitions and integration of target operations; (iv) the geographical concentration of the Company’s business in Florida makes the Company highly susceptible to local economic and business conditions; (v) changes in interest rates may adversely affect the Company’s financial condition; (vi) competition from other financial institutions could adversely affect the Company’s profitability and growth; (vii) the adequacy of our loan loss allowance; (viii) risks related to compliance with environmental laws and regulations and other government regulations; (ix) litigation risks; (x) lack of active market for our common stock; (xi) the mortgage and real estate crisis, a continuing decline in general economic conditions, and the economic recession could adversely affect our business; (xii) lack of dividends, dilution and anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws; (xiii) the Company’s ability to resolve its noncompliance with a specific loan covenant under its Modification to Loan and Stock Pledge Agreement with the FDIC as receiver for Silverton Bank N.A., and (xiv) the Bank’s ability to regain adequately capitalized status and the Company’s ability to address related regulatory issues. You should not place undue reliance on the Company’s forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statements.

OVERVIEW

The Company’s primary market and service area is Broward, Miami-Dade, Palm Beach, and Martin counties where the Company currently operates twelve full service banking offices. The Company has grown significantly in recent years due to the acquisition of certain assets, and assumption of certain liabilities, of PanAmerican Bank in December 2001, Gulf Bank in February 2004, Beach Bank in December 2006, and the merger with Independent Community Bank completed in March 2007. Coupled with these transactions, the Company had pursued a growth strategy, increasing its level of earning assets, primarily through increases in the loan portfolio by concentrating on the origination of commercial and consumer loan products and by competitively pricing deposit products.

In 2008 and for the first nine months of 2009, growth was intentionally slowed in response to the deteriorating economic environment in the Bank’s marketplace. In the near term the Bank has no plans for expansion. Preservation of capital and pursuit of new capital are priorities. The Bank will place a priority on obtaining new core client deposits.

As of September 30, 2009, the Company had total assets of $555.1 million, net loans of $416.2 million, deposits of $456.0 million and shareholders’ equity of $6.6 million.

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

The Company is predominantly a commercial lender in the South Florida market place and is therefore exposed to the current weakened real estate conditions in our South Florida geographic region. During 2008 and through 2009, the banking industry in general, and Florida banks in particular, experienced significant declines in the value of real estate collateral held to support funds provided to its borrowers. The Company’s financial results for 2009 and 2008 reflect the impact of higher provisions for loan losses and margin compression. The Company reported non-performing assets of $73.9 million at September 30, 2009 compared to $29.8 million at December 31, 2008. The Company is working aggressively to resolve issues related to borrowers who are experiencing, or who may in the future experience, loan performance issues. Initiatives include workouts, loan sales and, when required, foreclosures. The Company’s policy is to monitor borrower activity closely and to identify potential issues before they grow. The Company works with its borrowers to provide solutions that are in the best interests of both the borrower and the Company. However, the Company recognizes that during this period of real estate challenges, these types of problems are not resolved quickly, and it is likely that they will continue through all of 2009 and beyond.

The allowance for loan losses at September 30, 2009 was $17.9 compared to $6.6 million at December 31, 2008. The allowance for loan losses represented 4.12% of total loans at September 30, 2009 compared to 1.39% at December 31, 2008. The reason for the significant increase in allowance for loan losses in the first nine months of 2009 was due to a federal regulatory examination in the second quarter of 2009 where the regulators required the Bank to change its methodology used in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months.

Management continues to monitor the adequacy of our loan loss provisions in conjunction with the current economic condition in South Florida. Real estate values in Florida have, in general, declined throughout 2008 and into the first nine months of 2009. It is recognized that this negatively impacts collateral values that support outstanding loans in the Bank’s portfolio. It is recognized that a risk exists that real estate value in our markets may continue to decline and thus additional reserves may be required as 2009 progresses.

Due to higher loan loss provisions required in the third quarter of 2009, the Bank’s risk based capital ratios declined. The total risk based capital ratio was 4.67% at September 30, 2009 which was “significantly under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 risk based capital ratio was 3.39% which was “under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 Leverage risk based capital ratio was 2.54% which was “significantly under capitalized” according to the Federal regulatory definition. The Bank is subject to certain statutory restrictions based on its significantly undercapitalized capital category including payment of dividends, growth of the Bank’s total assets, the Bank’s expansion through acquisitions, branching or new lines of business, and restrictions from paying bonuses to, or increasing salaries of, its senior executive officers.

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

The Bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”). At September 30, 2009, the Bank had $48,000,000 of FHLB fixed rate advances to assist in funding its loan portfolio growth. The Bank has pledged a security interest in its eligible real estate loan portfolio to the FHLB as collateral for borrowings obtained from the FHLB. See note 7 to the Company’s Consolidated Financial Statements for additional information regarding these advances. Liquidity at September 30, 2009, consisted of $28.0 million in cash and cash equivalents and $29.6 million in available-for-sale, unpledged investments, for a total of $57.6 million, compared to a total of $46.9 million at year-end 2008.

On June 15, 2009, the Company received a Notice of Default from the FDIC, which serves as a receiver for Silverton, that the Company was out of compliance with a financial covenant contained in the Modified Loan Agreement with Silverton. The NPA covenant provided that the non-performing assets of the Bank will not exceed 10% of its total loans plus OREO. On or about May 21, 2009, the Company became aware that it was out of compliance with the NPA Covenant, and on that date the Company reported to the FDIC that its non-performing assets constituted 11.26% of its total loans plus OREO as of April 30, 2009. The terms of the Note provide that the failure of the Company to meet any or all financial covenants and/or conditions as listed in the Modified Loan Agreement or as otherwise set forth by Silverton constitutes an event of default under the Note. The Notice of Default provided that due to the Company’s non-compliance with the NPA Covenant, the Company would not be permitted to make additional borrowings under the credit facility at this time. The principal amount outstanding under the Note, excluding interest, is currently $7,528,871.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JANUARY 1, 2009 TO SEPTEMBER 30, 2009

FINANCIAL CONDITION

Total assets decreased by $34.9 million, or 5.9%, to $555.1 million at September 30, 2009 from $590.0 million at December 31, 2008. The decrease was primarily due to a decrease in net loans, offset by an increase in cash on deposit.

Net loans receivable decreased by $49.8 million, or 10.7%, to $416.2 million at September 30, 2009, from $466.0 million at December 31, 2008. The decrease was due to loan paydowns, sales and transfers to OREO during 2009.

During the third quarter of 2009, the Company sold $21.9 million of investment securities, including securities designated as held to maturity. As a result, the Company has adopted a new accounting policy to classify all investment securities as available for sale securities. Accordingly, the Company held $83.5 million of available for sale securities at September 30, 2009 compared to $30.3 million at December 31, 2008. Similarly, the Company held no securities designated as held to maturity at September 30, 2009 compared to $52.8 million at December 31, 2008.

Cash on deposit at September 30, 2009 was $28.0 million compared to $16.6 million at December 31, 2008. Cash on deposit represents available liquidity waiting to be deployed into higher yielding assets or to pay down maturing liabilities.

ASSET QUALITY AND NONPERFORMING ASSETS

In the normal course of business, the Bank has recognized, and will continue to recognize, losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $17.9 million at September 30, 2009 after taking charge-offs of $18.0 million in the first nine months of 2009, and when analyzed by management was deemed to be adequate to absorb estimated credit losses.

Results for the third quarter of 2009 included a provision for loan losses of $12.6 million which resulted from a recent federal regulatory examination that required a change to our methodology in determining our accounting estimate for allowance for loan losses. The primary change to the methodology was to shorten the measurement period used in determination of the historic loss component of the loan pool calculation from three years to eighteen months.

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

Specific Allowance: All significant commercial and industrial loans classified as either “substandard” or “doubtful” are reviewed at the end of each period to determine if a specific reserve is needed for that credit. The determination of a specific reserve for an impaired asset is evaluated in accordance with ASC 310 Receivables, and a specific reserve is very common for significant credits classified as either “substandard” or “doubtful.” The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimate of potential loss based upon anticipated events.

At December 31, 2008, the allowance for loan losses was $6.6 million. During the nine months ended September 30, 2009, the Company recorded $29.2 million of provisions for loan losses. Net charge-offs amounted to $18.0 million. After net charge-offs, the allowance for loan losses at September 30, 2009 was $17.9 million. The charge-offs were primarily related to loans financing the development and construction of residential property and home equity lines of credit. While these loans were well collateralized when they were made, the market value of the underlying collateral had declined significantly.

The Bank’s impaired assets were $156.2 million at September 30, 2009, or 36.0% of total gross loans, compared to $89.9 million at December 31, 2008, or 19% of total gross loans. Assets which are impaired are those deemed by management as inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets which are impaired have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status, and other real estate owned (“OREO”). The following table sets forth information with respect to nonperforming assets identified by the Bank at September 30, 2009 and December 31, 2008.

The Company’s nonperforming assets are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Delinquencies over 90 days and accruing
Residential real estate	$1,261	$––
Commercial real estate	9,771	––
Non-accrual loans:
Commercial	658	1,055
Commercial real estate	46,858	23,879
Residential real estate	5,242	565
Consumer	47	429
OREO	9,915	3,511
Repossessions	179	353
Total nonperforming assets	$73,931	$29,792

Total nonperforming assets have increased during the nine months ended September 30, 2009 from December 31, 2008 by $44.1 million. The total of $73.9 million at September 30, 2009, consists of 79 loans in various stages of resolution, for which management believes such loans are adequately collateralized or otherwise appropriately considered in its determination of the adequacy of the allowance for loan losses. It also includes fifteen OREO properties and two repossessions which management believes are properly stated at net realizable value. The total of $29.8 million at December 31, 2008 consisted primarily of commercial real estate and vacant land loans that are secured by real estate.

LIABILITIES

Liabilities increased $300,000 to $548.5 million at September 30, 2009 from $548.2 million at December 31, 2008 primarily due to an increase in client deposits and offset by a decrease in FHLB borrowings.

DEPOSITS

Deposit accounts include interest and non-interest checking, money market, savings, and certificates of deposit. Deposits increased to $456.0 million at September 30, 2009 from $443.5 million at December 31, 2008. The increase of 2.8% during the first nine months of 2009 is due to a focused business development effort increase core client deposits.

The Bank continues to service the small and medium size businesses, condominium associations, and individuals within its trade area in the South Florida markets. These markets include Miami-Dade County, Broward County, Palm Beach County, and Martin County. Given the diverse population of these markets and geographic expanse, the Bank employs different strategies in meeting the deposit and credit needs of its communities. In addition, management continues to implement a strategy to change the mix of the deposit portfolio by focusing more heavily on core deposits, particularly checking accounts, an important component of the deposit mix which the Bank has historically maintained satisfactory levels of this type of deposit because of its policy of relationship banking. The Bank is developing new deposit products to retain existing customers and attract new deposit clients.

The following is a summary of the distribution of deposits:

Deposits	September 30, 2009	December 31, 2008
	(In thousands)

NOW accounts	$61,504	$32,855
Money market accounts	33,070	29,372
Savings accounts	100,497	37,836
Certificates of deposit under $100,000	90,617	145,903
Certificates of deposit $100,000 and more	131,318	154,406
Total interest-bearing deposits	417,006	400,372
Non-interest bearing deposits	39,017	43,116
Total deposits	$456,023	$443,488

Brokered deposits were $39.3 million and $30.6 million at September 30, 2009 and December 31, 2008, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase at September 30, 2009 were $33.9 million compared to $35.9 million at December 31, 2008, a decrease of $2.0 million or 6%. These repurchase agreements are secured by securities held by the Bank. The decrease was primarily due to modest declines in customer repurchase transactions.

FEDERAL HOME LOAN BANK BORROWINGS

FHLB borrowings totaled $48.0 million at September 30, 2009 and at December 31, 2008. See Financial Statement Footnote No. 7.

NOTES PAYABLE

Notes payable at September 30, 2009 were $7.7 million compared to $7.5 million at December 31, 2008, an increase of $150,000 or 2%.

CAPITAL

The Company’s total shareholders’ equity was $6.6 million at September 30, 2009, a decrease of $35.2 million, or 84%, from $41.8 million at December 31, 2008. This decrease was substantially due to loan loss provisions in the nine months of 2009 totaling $29.2 million which contributed to a net loss in the first nine months of 2009 of $36.0 million.

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

The Company and the Bank’s capital ratios at September 30, 2009 and December 31, 2008 are listed below:

Capital Ratios	September 30, 2009	December 31, 2008	Adequate	Well Capitalized

Sun American Bancorp
Total risk-weighted capital	2.92%	9.54%	>8%	>10%
Tier 1 risk-weighted capital	1.64%	8.29%	>4%	>6%
Tier 1 leverage capital	1.23%	6.97%	>4%	>5%

Sun American Bank
Total risk-weighted capital	4.67%	10.98%	>8%	>10%
Tier 1 risk-weighted capital	3.39%	9.73%	>4%	>6%
Tier 1 leverage capital	2.54%	8.18%	>4%	>5%

Due to higher loan loss provisions required in the first nine months of 2009, the Bank’s risk based capital ratios declined. The total risk based capital ratio was 4.67% at September 30, 2009 which was “significantly under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 risk based capital ratio was 3.39% which was “under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 Leverage risk based capital ratio was 2.54% which was “significantly under capitalized” according to the Federal regulatory definition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

The Company reported a net loss of $36.0 million for the nine months ended September 30, 2009 compared to a net loss of $3.8 million for the nine months ended September 30, 2008. The reduced results for the nine months ended September 30, 2009 are attributed mostly to higher provision for loan losses and margin compression. Basic and diluted net loss per share was $3.32 for the nine months ended September 30, 2009. Basic and diluted net loss per share was $0.37 for the nine months ended September 30, 2008.

NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 2009 was $8.9 million compared to $14.6 million for the nine months ended September 30, 2008, a decrease of $5.7 million, or 39%. Average interest earning assets declined by $25.9 million and yields declined by 140 basis points in 2009 from the comparable nine month period in 2008.

For the periods indicated, the following table contains information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	For the nine months ended September 30,
	2009			2008
	Average Balance	Interest (4)	Average Yield/Rate (3)	Average Balance	Interest (4)	Average Yield/Rate (3)
(Dollars in thousands)
Assets:
Interest-earning assets:
Investments (1)	$95,170	$3,310	4.65%	$74,827	$3,190	5.68%
Cash on Deposit	24,441	44	0.24	5,763	110	2.54
Loans:
Commercial loans (2)	13,383	714	7.13	35,320	1,711	6.45
Commercial mortgage loans (2)	269,970	12,206	6.04	302,221	16,331	7.20
Consumer loans (2)	2,118	91	5.75	4,869	260	7.10
Residential mortgage loans (2)	74,835	3,035	5.42	79,757	4,090	6.83
Home equity and other loans (2)	28,199	1,095	5.19	31,313	1,521	6.47
Total loans	388,505	17,141	5.90	453,480	23,913	7.02
Total interest earning assets	508,116	20,495	5.39	534,070	27,213	6.79
Non-interest earning assets	87,713			84,704
Total	$595,829			$618,774
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Deposits:
NOW accounts	$47,381	666	1.88	$61,151	1,100	2.40
Money Market accounts	27,215	359	1.76	49,885	1,144	3.06
Savings accounts	86,137	1,539	2.39	28,733	641	2.97
Certificates of deposit	252,434	6,596	3.49	229,686	7,339	4.26
Total interest-bearing deposits	413,167	9,160	2.96	369,455	10,224	3.69
Federal funds purchased and securities sold under repurchase agreement	34,223	865	3.38	27,944	680	3.24
Federal Home Loan Bank advances	59,612	138	3.26	64,748	1,521	4.60
Notes payable	7,595	1,453	2.44	5,116	177	3.13
Total interest bearing liabilities	514,597	11,616	3.02	467,263	12,602	3.59
Non-interest bearing liabilities	48,873			55,615
Shareholders' equity	32,359			95,896
Total	$595,829			$618,774
Net Interest income and yield on net interest-earning assets		$8,879	2.34%		$14,611	3.64%

———————

(1)

Includes investment securities, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2)

Excludes loans for which the accrual of interest has been suspended.

(3)

Yields and rates are annualized.

(4)

Includes fee income on loans.

Income from available-for-sale and held-to-maturity securities, Federal Home Loan Bank stock, and Federal Reserve Bank stock increased modestly by $120,000, or 4%, to $3.3 million for the nine months ended September 30, 2009 from $3.2 million for the nine months ended September 30, 2008, due primarily to an increase of $20.3 million, or 27%, in average volume of investments.

Income from cash on deposit decreased by $66,000, or 60%, to $44,000 for the nine months ended September 30, 2009 from $110,000 for the nine months ended September 30, 2008, due primarily to a 230 basis point decrease in overnight rates compared to the same period in 2008 and offset by an increase of $18.7 million, or 324, in average cash on deposit.

Interest and fees on loans decreased by $6.8 million, or 28%, in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in loan income was due to lower interest yields of about 112 basis points and lower average balances of $65 million when comparing the nine months ended September 30, 2009 versus the nine months ended September 30, 2008 and due to reversal of interest income on non-accrual loans of $711,000 in 2009 compared to only $320,000 in 2008.

The yield on all interest-earning assets was 5.39% for the nine months ended September 30, 2009, a 140 basis point decrease from 6.79% for the nine months ended September 30, 2008.

Total interest expense decreased $1.0 million, or 8% to $11.6 million for the nine months ended September 30, 2009 as compared to $12.6 million for the nine months ended September 30, 2008. The decrease in interest expense was primarily the result of a lower cost of funds of approximately 57 basis points on a year over year basis, partially offset by more interest expense generated by an increase in average interest bearing liabilities of $47.3 million, or 10%, to $514.6 million for the nine months ended September 30, 2009 from $467.3 million for the same period in 2008.

NON-INTEREST INCOME

Total non-interest income increased $406,000, or 29%, to $1.8 million for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008. The increase in non-interest income in 2009 was due to sale of securities in the third quarter of 2009 which generated net gains of $738,000 in 2009.

NON-INTEREST EXPENSE

Total non-interest expense decreased by $1.9 million, or 12%, to $17.5 million for the nine months ended September 30, 2009 from $15.6 million for the nine months ended September 30, 2008.

The largest component of non-interest expense was salaries and employee benefits which amounted to $6.5 million for the nine months ended September 30, 2009, compared to $7.2 million for the same period in 2008. The decrease is partly due to lower staff levels in 2009. In addition, other cost reduction initiatives undertaken during the past twelve months helped to reduce salary and benefits expense. As of September 30, 2009, the number of full time equivalent employees was 107 compared to 112 as of September 30, 2008.

The second largest component of non-interest expense was occupancy and equipment expense. Occupancy and equipment expense amounted to $3.9 million for the nine months ended September 30, 2009 compared to $4.1 million for the nine months ended September 30, 2008. The decrease is due to reduced rent for two branch locations that were closed over the last year.

Other expenses increased by $2.9 million to $7.1 million for the nine months ended September 30, 2009, as compared to $4.3 million for the nine months ended September 30, 2008. Professional fees increased by $370,000 in 2009 compared to 2008 due to legal costs on loan workouts. FDIC insurance costs increased $1.6 million in the nine months ended September 30, 2009 compared to 2008 due to higher FDIC assessments. Loan administration costs increased by $879,000 in 2009 compared to 2008 due to losses on sales and other costs related to OREO properties taken over by the Bank.

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

Provision for loan loss was $29.2 million for the nine months ended September 30, 2009, compared to $6.2 million for the same period in 2008. The increase in provision for loan losses is in response to rising non-performing assets associated with collateral dependent commercial real estate loans.

For a more detailed description of the calculation of the allowance for loan loss, see the section above entitled “Asset Quality and Nonperforming Assets.”

PROVISION FOR INCOME TAXES

No income tax expense or recovery was booked in the first nine months of 2009 as no taxes were payable and the Company maintained a valuation allowance in an amount equal to its net deferred tax assets as of September 30, 2009. An income tax benefit of $2.0 million was recorded for the nine months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

The Company reported a net loss of $14.6 million for the three months ended September 30, 2009 compared to a net loss of $1.3 million for the three months ended September 30, 2008. Basic and diluted net loss per share was $1.29 for the three months ended September 30, 2009. Basic and diluted net loss per share was $0.13 for the three months ended September 30, 2008.

The change in the results of operations from the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to higher provision for loan losses, reduced net interest income and higher non-interest expenses due to higher FDIC insurance and loan administration costs.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three months ended September 30, 2009 was $3.2 million compared to $4.8 million for the three months ended September 30, 2008, a decrease of $1.6 million, or 33%. Income from loans (including fees), available-for-sale and held-to-maturity securities, federal funds sold, Federal Reserve Bank stock, and Federal Home Loan Bank stock decreased by $2.3 million, or 26%, to $6.7 million for the three months ended September 30, 2009 from $9.0 million for the three months ended September 30, 2008, mostly due to a decline in overall loan yields, reduced loan balances and reversal of interest income on new non-accrual loans.

Total interest expense decreased $712,000, or 17%, to $3.5 million for the three months ended September 30, 2009 as compared to $4.2 million for the three months ended September 30, 2008. The decrease in interest expense was primarily the result of a lower cost of funds on a year over year basis and partially offset by more interest expense generated by an increase in average interest bearing liabilities.

NON-INTEREST INCOME

Total non-interest income increased $670,000, or 165%, to $1.1 million for the three months ended September 30, 2009 from $405,000 for the three months ended September 30, 2008. This increase was due to $742,000 of gains on sales of securities in the third quarter of 2009 that was not realized in the third quarter of 2008.

NONINTEREST EXPENSE

Total non-interest expense for the three months ended September 30, 2009 increased by $1.3 million, or 26%, to $6.3 million from $5.0 million for the three months ended September 30, 2008.

Salaries and employee benefits were $2.0 million for the three months ended September 30, 2009 compared to $2.4 million for the three months ended September 30, 2008, for a decrease of $305,000 or 13%. The decrease was due to a reduced number of staff in 2009 due to the closure of two branches during the year. As of September 30, 2009, the number of full time equivalent employees was 107 compared to 112 as of September 30, 2008.

Occupancy and equipment expenses were $1.3 million for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008.

Other expenses increased by $1.6 million to $2.9 million for the three months ended September 30, 2009, as compared to $1.3 million for the three months ended September 30, 2008. Loan administration costs increased by $142,000 year over year due to costs associated with the sale and maintenance of OREO properties in 2009. In addition, FDIC insurance costs increased by $561,000 in the third quarter of 2009 compared to 2008 due to higher FDIC assessments.

PROVISION FOR LOAN LOSSES

Provision for loan loss was $12.6 million for the three months ended September 30, 2009, compared to $2.2 million for the same period in 2008. The increase in provision for loan losses is in response to rising levels of non-performing assets associated with collateral dependent commercial real estate loans where collateral values had declined.

PROVISION FOR INCOME TAXES

No income tax expense or recovery was booked in the third quarter of 2009 as no taxes were payable and the Company maintained a valuation allowance in an amount equal to its net deferred tax assets as of September 30, 2009. An income tax benefit of $647,000 was recorded for the three months ended September 30, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A.

Risk Factors

The Company and the Bank are subject to heightened regulatory scrutiny and oversight.

Due to the Company’s current condition and results of operations, we are operating under heightened regulatory scrutiny and have been and will be taking steps which are expected to improve our asset quality and capital. Due to higher loan loss provisions required in the third quarter of 2009, the Bank’s risk based capital ratios declined. The total risk based capital ratio was 4.67% at September 30, 2009 which was “significantly under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 risk based capital ratio was 3.39% which was “under capitalized” according to the Federal regulatory definition. The Bank's Tier 1 Leverage risk based capital ratio was 2.54% which was “significantly under capitalized” according to the Federal regulatory definition. Failure to adequately address regulatory concerns of the Federal Reserve Bank of Atlanta, the Florida Office of Financial Regulation, and the Federal Deposit Insurance Corporation may result in actions by the banking regulators against the Company and the Bank such as the imposition of a cease and desist order among other actions. Such actions could preclude us from being considered well-capitalized and/or impose other restrictions or prohibitions of certain activities by the Company and the Bank. As we are considered to be a significantly undercapitalized institution, the Company and the Bank will likely be subject to corrective action by these regulatory agencies and if we are not able to remediate the Bank’s capitalization status and conditions continue to decline, the banking regulators could eventually appoint a receiver or conservator of the Bank’s net assets.

The Company’s common stock may be delisted from Nasdaq which may have a material adverse effect on the pricing and trading of our common stock.

On September 21, 2009, the Company received two deficiency letters (each, a “Notice” and together, the “Notices”) from The Nasdaq Stock Market (“Nasdaq”) informing the Company that it does not currently meet two continuing listing requirements of the Nasdaq Global Market because in the previous 30 consecutive trading days (i) the Company’s common stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued inclusion on Nasdaq by Marketplace Listing Rule 5450(b)(1)(C), and (ii) the closing bid price of the Company’s common stock has been below the $1.00 minimum bid price as required for continued listing on Nasdaq by Marketplace Listing Rule 5450(a)(1). The Notice relating to the MVPHS deficiency states that the Company will be afforded 90 calendar days, or until December 15, 2009, to regain compliance with the minimum market value requirement. In order to regain compliance, the MVPHS of the Company’s common stock must be $5,000,000 or greater for a minimum of ten consecutive trading days. Additionally, the Notice relating to the bid price deficiency states that the Company will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of the Company’s common stock must be $1.00 or greater for a minimum of ten consecutive business days. The Notices also provide that in the event the Company does not regain compliance with marketplace Rules 5450(b)(1)(C) and 5450(a)(1) by the expiration of the respective 90-day and 180-day grace periods, we will receive written notification that our common stock is subject to delisting.

If Nasdaq delists the Company’s securities from trading on its exchange, we could face significant material adverse consequences, including:

•

a limited availability of market quotations for our securities;

•

a reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

•

a decreased ability to issue additional securities or obtain additional financing in the future.

If the Company receives a delisting determination from Nasdaq, we may be given the opportunity to appeal the Nasdaq staff’s determination to a panel pursuant to the procedures set forth in the Nasdaq rules. The Company can provide no assurances to its stockholders that, if a delisting determination is made, we would take action to appeal the Nasdaq staff’s determination.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the period covered by this report.

Item 3.

Defaults Upon Senior Securities

The Company had no defaults upon senior securities during the third quarter of 2009 which have not previously been reported on a Current Report on Form 8-K.

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

SUN AMERICAN BANCORP

November 13, 2009	By:	/s/ MICHAEL E. GOLDEN
Michael E. Golden Chief Executive Officer (Principal Executive Officer)

November 13, 2009	By:	/s/ ROBERT NICHOLS
Robert Nichols
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer’s Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Section 1350 Chief Executive Officer’s and Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002